Form 10-Q
period 1996-03-31
CECIL BANCORP INC
filed 1996-05-14
CIK 926865

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

______________________________________________________________________________

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

______________________________________________________________________________

For Quarter Ended                             Commission File Number
March 31, 1996                                          0-24926

                              CECIL BANCORP, INC.
                           ---------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                          52-1883546
   --------------------                              ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


127 North Street
Elkton, Maryland                                              21921
- - ----------------                                          -------------
(Address of principal                                        (Zip Code)
executive office)

                                 410 398-1650
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                ------       ------



                 Number of shares outstanding of common stock
                             as of  March 31, 1996

$0.01 par value common stock                             481,748  shares
- - ----------------------------                         ----------------------
          class                                         outstanding

                   CECIL BANCORP INC., AND SUBSIDIARIES

                                    CONTENTS

                                                                     PAGE
                                                                     ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements (unaudited)

               Consolidated Condensed Statements of                   3-4
                Financial Condition March 31, 1996 and
                December 31, 1995

               Consolidated Condensed Statements of Operations          5
                Three Months Ended March 31, 1996 and 1995

               Consolidated Condensed Statements of Cash Flows        6-7
                Three Months Ended March 31, 1996 and 1995

               Notes to Consolidated Condensed Financial Statements     8


     ITEM 2.   Managements Discussion and Analysis of Financial      9-15
                Condition and Results of Operations


PART II.  OTHER INFORMATION                                            16


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------

                                                 March 31,    December 31,
                                                   1996          1995
                                                 -----------   ------------
                                                 (Unaudited)
Cash                                             $   459,010      $ 1,116,017
Cash - Interest bearing                            1,573,724        1,136,527
Investment securities
     Securities held-to-maturity                   3,272,700        2,025,015
     Securities available-for-sale at
      estimated market value                         226,562          222,724
Mortgage-backed securities                           814,425          872,369
Loans held for sale                                1,219,471          671,600
Loans receivable, net                             47,240,793       46,482,054
Real estate owned                                     73,003           73,003
Office properties, equipment and leasehold
     improvements at cost, less accumulated
     depreciation and amortization                   491,524          454,304
Stock in Federal Home Loan Bank of
     Atlanta - at cost                               422,900          422,900
Accrued interest receivable                          386,628          378,281
Deferred taxes                                        75,576           70,487
Prepaid expenses                                      63,995           47,946
Other assets                                          15,381           17,945
                                                ------------      -----------

          TOTAL ASSETS                           $56,335,692      $53,991,172
                                                ============      ===========



                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 March 31,    December 31,
                                                   1996          1995
                                                 -----------   ------------
                                                 (Unaudited)
LIABILITIES
     Savings deposits                            $46,225,562    $44,649,452
     Advance payments by borrowers for
          property taxes and insurance               847,687        489,465
     Employee stock ownership debt                   346,572        346,572
     Other liabilities                               242,905        225,174
     Advances from Federal Home Loan
          Bank of Atlanta                          1,750,000      1,250,000
                                                 -----------    -----------

            TOTAL LIABILITIES                     49,412,726     46,960,663
                                                 -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value
          Authorized:  4,000,000 shares
          Issued and outstanding:  493,395 shares
          and 481,361 shares, at March 31, 1996
          and December 31, 1995, respectively          4,934          4,814
     Additional paid in capital                    4,141,052      3,963,671
     Net unrealized gain on securities available-
          for-sale, net of deferred taxes              2,916          2,459
     Employee stock ownership debt                 ( 346,572)     ( 346,572)
     Retained earnings, substantially restricted   3,631,363      3,599,871
     Deferred compensation - Management
          Recognition Plan                         ( 193,734)     ( 193,734)
                                                 -----------    -----------
                                                   7,239,959      7,030,509
                                                 -----------    -----------
     Less:  Treasury stock - at cost
              (Common 12,147 shares)                 316,993
                                                 -----------    -----------

            TOTAL STOCKHOLDERS' EQUITY             6,922,966      7,030,509
                                                 -----------    -----------

            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY              $56,335,692    $53,991,172
                                                 ===========    ===========



                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                   Quarter Ended March 31,
                                                  -------------------------
                                                     1996           1995
                                                  ----------     ----------
                                                  (Unaudited)   (Unaudited)
INTEREST INCOME
     Loans receivable                             $  994,917     $  821,488
     Mortgage-backed securities                       14,251         17,522
     Investment securities                            33,885         41,223
     Other interest-earning assets                    22,623         15,518
                                                  ----------     ----------
               Total interest income               1,065,676        895,751
                                                  ----------     ----------

INTEREST EXPENSE
     Deposits
          NOW accounts                                17,710         17,421
          Passbook accounts                           73,714         81,084
          Money market deposit accounts               21,499         25,238
          Certificates                               408,706        267,149
     Borrowings                                       12,735          4,966
                                                  ----------     ----------
               Total interest expense                534,364        395,858
                                                  ----------     ----------
               Net interest income                   531,312        499,893
     Provision for loan losses                         9,000          7,500
                                                  ----------     ----------
               Net interest income after
                provision for loan losses            522,312        492,393
                                                  ----------     ----------

NONINTEREST INCOME (LOSS)
     Loan service charges                              6,673          5,770
     Dividends on FHLB stock                           7,500          5,400
     Gain on sale of loans                             4,793
     Other                                            43,894         38,367
                                                  ----------     ----------
               Total noninterest income               62,860         49,537
                                                  ----------     ----------

NONINTEREST EXPENSE
     Compensation and benefits                       264,405        199,595
     Occupancy expense                                26,490         12,553
     Equipment and data processing expense            40,786         29,438
     SAIF deposit insurance premium                   29,511         27,194
     Other                                            92,595        118,759
                                                  ----------     ----------
               Total noninterest expense             453,787        387,539
                                                  ----------     ----------
               Income before income taxes            131,385        154,391
                                                  ----------     ----------

INCOME TAXES
     Current                                          57,808         58,854
     Deferred                                       (  5,089)         2,552
                                                  ----------     ----------
               Total income taxes                     52,719         61,406
                                                  ----------     ----------
NET INCOME                                         $  78,666     $   92,985
                                                  ==========     ==========

Earnings per common share                            $   .18        $   .21
                                                  ==========     ==========

Cash dividends paid per common share                 $   .10        $   .08
                                                  ==========     ==========


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                       Quarter Ended March 31,
                                                    ----------------------------
                                                       1996             1995
                                                    -----------     ------------
                                                    (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Interest and fees received on
          loans and investments                       $1,107,384     $  908,835
     Cash paid to suppliers and employees             (  493,805)    (  487,911)
     Proceeds from sale of loans                         128,422
     Origination of loans held for sale               (  671,500)
     Interest paid                                    (  534,364)    (  395,858)
     Income taxes paid                                (    2,700)    (      240)
                                                      ----------     ----------
           NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                      (  466,563)        24,826
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale and maturities of
          investment securities                          500,000      1,500,000
     Proceeds from maturities of
          mortgage-backed securities                      59,813         33,022
     Purchases of investment securities               (1,744,922)    (  500,000)
     Loans originated                                 (4,554,868)    (4,415,495)
     Principal collected on loans                      3,787,129      1,851,533
     Purchases of office properties, equipment
          and leasehold improvements                  (   48,064)
                                                      ----------     ----------
           NET CASH USED BY INVESTING ACTIVITIES      (2,000,912)    (1,530,940)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits,
          NOW accounts, and savings accounts           6,953,697      2,554,517
     Proceeds from sales of certificates               2,598,129      2,626,098
     Payments of maturing certificates of deposits    (7,975,716)   ( 4,779,256)
     Increase in advance payments by borrowers
          for property taxes and insurance               358,222        285,175
     Dividends paid                                   (   47,175)   (    38,509)
     Advances from Federal Home Loan Bank of Atlanta     500,000        500,000
     Proceeds from issuance of common stock              177,501
     Purchase of treasury stock                       (  316,993)
                                                      ----------     ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES   2,247,665      1,148,025
                                                      ----------     ----------

NET DECREASE IN CASH                                  (  219,810)    (  358,089)

CASH
     BEGINNING OF PERIOD                                2,252,544     2,345,113
                                                      -----------    ----------

     END OF PERIOD                                     $2,032,734    $1,987,024
                                                      ===========    ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Continued)


                                                      Quarter Ended March 31,
                                                     -------------------------
                                                         1996           1995
                                                     ----------     ----------
                                                     (Unaudited)    (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED (USED) BY OPERATING ACTIVITIES


Net Income                                            $ 78,666      $  92,985

Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
          Depreciation                                  10,844          8,261
          Allowance for loan losses                      9,000          7,500
          Amortization of investment security
           premiums and discounts                    (   4,632)     (   8,042)
          Stock dividends                            (   3,380)     (   2,984)
          Increase in accrued interest receivable    (   8,347)     (  25,427)
          Increase in deferred taxes                 (   5,089)
          Increase in prepaid expenses               (  16,049)     (  19,911)
          (Increase) decrease in other assets            2,564      (  15,034)
          Increase (decrease) in other liabilities      17,731      (  12,522)
          Increase in loans held for sale            ( 547,871)
                                                     ---------      ---------
                                                     ( 545,229)     (  68,159)
                                                     ---------      ---------

                                                     ($466,563)     $  24,826
                                                     =========      =========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                                 MARCH 31, 1996
                                 --------------



(1)  BASIS OF PRESENTATION
     ---------------------

     (1) Summary of Significant Accounting Policies
         ------------------------------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect at December 31, 1995, as set forth in the annual consolidated financial statements of Cecil Bancorp, Inc. and Subsidiaries (the "Bank"). In the opinion of Management, all adjustments necessary for a fair presentation of the consolidated financial statements are of a normal recurring nature and have been included.

               The results of operation of the three month periods ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

     (2) Earnings per Share
         ------------------

               Earnings per common share for 1996 is computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock was 444,311.

     (3) Other Financial Information
         ---------------------------

               Simon, Master & Sidlow, P.A., Cecil Bancorp's independent certified public accountants, performed a limited review of the financial data presented on pages 1 through 5 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Simon, Master & Sidlow, P.A. did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Simon, Master & Sidlow, P.A. as a result of their review.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



GENERAL
- - -------

     Cecil Bancorp, Inc. ("the Company") was incorporated under the laws of the State of Maryland in July 1994. On November 10, 1994, Cecil Federal Savings Bank ("Cecil Federal" or the "Bank" converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company. As a result of the conversion and reorganization, the Company issued and sold 481,361 shares of its common stock at a price of $10.00 per share to its depositors, borrowers, stock benefit plans and the public, thereby recognizing net proceeds of $4,315,057. The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is classified as a unitary savings institution holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

     The Company is primarily engaged in the business of directing, planning and coordinating the business activities of Cecil Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of Cecil Federal or employ any persons other than its officers who are not separately compensated for such service.

     Cecil Federal is principally engaged in the business of attracting savings deposits from the general public and investing those funds in loans for the purchase and construction of one-to-four family residential real estate, primarily located in Cecil County, Maryland, and in originating to a lessor extent, land loans, commercial real estate loans, equity loans, consumer loans and student loans. Also, during periods of reduced loan demand, the Bank invests excess funds in mortgage-backed securities and other investment securities, such as U.S. Treasury obligations and overnight funds in the Federal Home Loan Bank of Atlanta.

     Cecil Federal's profitability is primarily dependent upon its net interest income, which is the difference between interest earned on its loan and investment portfolios and the cost of funds or interest paid on deposits. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances.

                     CECIL BANCORP, INC. AND SUBSIDIARIES

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



     To a lesser extent, the Bank's profitability is also affected by the level of noninterest income and expense. Noninterest incomes consists primarily of service fees and gains on sales of investments. Noninterest expenses include salaries and benefits, occupancy expenses, equipment and data processing expenses, deposit insurance expenses and other operating expenses.

     The most significant outside factors influencing the operations of Cecil Federal and other banks include general economic conditions, competition in the local marketplace and related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, lending activities are influenced by the demand for real estate financing and other types of loans, which in turn are affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability, while the cost of funds (deposits) are influenced by interest rates on competing deposits and general market rates of interest.


ASSET/LIABILITY MANAGEMENT
- - --------------------------

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Cecil Federal's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The bank now offers an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. Prior to June 1994, most fixed-rate mortgage loans offered by the Bank were originated for sale in the secondary market. From July 1, 1994 through June 30, 1995 the bank elected to not sell fixed rate mortgages that were originated, but chose to maintain them in its portfolio. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy. Beginning July 1, 1995, the bank began originating fixed rate mortgages for sale in the secondary market.

     Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

                     CECIL BANCORP, INC. AND SUBSIDIARIES

           ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION
- - -------------------

     Total assets at March 31, 1996 increased $2,344,520 or 4.3% to $56,335,692 from $53,991,172 at December 31, 1995. The increase was the result of increases in loans receivable, interest bearing cash and securities held to maturity. Total liabilities increased $1,576,110 or 5.2% to $49,412,726 at March 31, 1996, from $46,960,663 at December 31, 1995. This increase was a result of an increase in savings deposits, escrows and advances from the Federal Home Loan Bank of Atlanta.

     Cash decreased $657,007 or 58.9% to $459,010 at March 31, 1996 from $1,116,017 at December 31, 1995. There was growth in interest bearing cash and investment securities during the March 31, 1996 quarter. Increases in these specific categories were a result of moving cash into securities and investing funds into short term investments to match the Bank's liquidity requirements.

     Loans receivable increased $1,306,610 or 2.8% to $48,460,264 at March 31, 1996 from $47,153,654 at December 31, 1995. Loan portfolio growth was spurred by current economic conditions. The Bank experienced growth in its Loans held for
                                                                --------------
Sale portfolio due to the attractiveness of long term fixed rate interest rates.
- - ----
Effective July 1, 1995, the bank began originating fixed rate loans for sale in the secondary market.

     Total savings deposits increased $1,576,110 or 3.5% to $46,225,562 at March 31, 1996 from $44,649,452 at December 31, 1995. The increase was a result of general product growth and development during the first quarter of 1996. The Company also saw considerable increases in escrows held for others due primarily to recent HUD/RESPA changes on the calculation of acceptable payments in advance by account holders.

     The Bank also saw increases in the balance of advances from Federal Home Loan Bank of Atlanta. Additional funds were advanced to fund loan growth and to satisfy liquidity requirements.

     During the quarter ending March 31, 1996 the Company entered in to a 5% purchase program of Cecil Bancorp, Inc. stock. As of March 31, 1996, the Company had purchased 21,647 shares. In February, 1996, former President and CEO Gary A. Brown excercised stock options for 12,034 shares(option price $11.00), and subsequently sold 11,847 shares to the Company.

     Cecil Federal Savings Bank distributed a dividend of $550,000 to the holding company, Cecil Bancorp, Inc. during the first quarter to fund the activities of the holding company.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

          Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS
- - ---------------------

Three Months Ended March 31, 1996. Net income for the three month period ended
- - ----------------------------------
March 31, 1996 decreased 14.1% to $78,666 compared to net income for the same period in 1995 of $92,985. Return on average assets and return on average equity were .56% 1 and 4.48% 1 respectively, for the three month period ended March 31, 1996. This compares to a return on average assets and return on average equity of .78%1 and 5.40%1 respectively, for the same period in 1995.

Net interest income, the Bank's primary source of income, increased 6.3% up $31,419 for the three months ended March 31, 1996 over the same period in 1995. The weighted average yield on all interest earning assets increased from 7.69% for the three months ended March 31, 1995 to 8.07% for the three months ended March 31, 1996. The weighted average rate paid on interest bearing liabilities increased from 3.66% for the three months ended March 31, 1995 to 3.91% for the three months ended March 31, 1996.

Interest on loans receivable increased by $173,429, or 21.1%, from $821,488 for the three months ended March 31, 1995 to $994,917 for the three months ended March 31, 1996. The increase is attributable to both an increase in the weighted average yield and an increase in the average balances outstanding. The weighted average yield increased from 7.87% for the three months ended March 31, 1995 to 8.27% for the three months ended March 31, 1996.

Interest on mortgage backed securities decreased $3,271 or 18.7%, from $17,522 for the three months ended March 31, 1995 to $14,251 for the three months ended March 31, 1996. The decrease was a result of a decline in the average balance outstanding. There have been no new purchases of mortgage-backed securities during the current quarter.

Interest on investment securities decreased $7,338 or 17.8%, from $41,223 for the three months ended March 31, 1995 to $33,885 for the three months ended March 31, 1996. Both the weighted average yield and average balance outstanding declined slightly.

Interest on other investments increased $7,105 or 45.8%, from $15,518 for the three months ended March 31, 1995 to $22,623 for the three months ended March 31, 1996. The average balance decreased slightly, which was offset by an increase in the weighted average yield.

Interest on savings deposits increased $130,737 or 33.4% from $390,892 for the three months ended March 31, 1995 to $521,629 for the three months ended March 31, 1996. The average balance outstanding increased $6,076,878 for the period noted above. The

- - --------------
/1/ Annualized

                      CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, CONTINUED


weighted average rate paid on deposits also increased, from 3.66% for the three months ended March 31, 1995 to 3.91% for the three months ended March 31, 1996. Rate increases are a result of an increase in yields on short term investments. Interest expense paid on advances secured from the Federal Home Loan Bank of Atlanta increased $7,769 or 156.4% from $4,966 for the three months ended March 31, 1995 to $12,735 for the three months ended March 31, 1996. Increases can be solely attributable to increases in the average balances outstanding, from $500,000 for the three months ended March 31, 1995 to $1,083,333 for the three months ended March 31, 1996.

Non interest income increased $13,323 or 26.9%, from $49,537 for the three months ended March 31, 1995 for $62,860 for the three month period ended March 31, 1996. The increase is a result of increases in fee income and gains realized on loans sold.

Non interest expense increased $66,248, or 17.1% from $387,539 for the three months ended March 31, 1995 to $453,787 for the three months ended March 31, 1996. The increase between the years was primarily attributable to the compensation expense associated with former President and CEO Gary A. Brown exercising 12,034 stock options during the quarter. The Company recognized one time expense of $45,127. Occupancy expense increased during the first quarter as a result of increased heating and maintenance costs due to harsh weather conditions.

Income tax expense for the three month period ended March 31, 1996 and 1995 respectively were $52,719 and $61,406, which equates to effective rates of 40.1% and 39.8%, respectively.

                      CECIL BANCORP, INC AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Nonperforming Assets and Problem Loans
- - --------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due;
(ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at March 31, 1996:



                                                   1996       1995
                                                 --------   --------
Nonperforming loans:

Residential mortgage                             $510,842    $14,761
Consumer and other                                      0     14,059


Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale          $73,000   $ 73,000
Repossessed assets                             __________   _________
Total nonperforming assets                       $583,842   $101,820


Residential mortgages classified consisted of 6 loans with balances ranging from $33,000 to $197,000. The bank had no classified consumer loans as of March 31, 1996.

The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrower's ability to repay, past collection experience, risk characteristics

                      CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CAPITAL ADEQUACY
- - ----------------

The Company  Capital adequacy refers to the level of capital required to sustain
- - -----------
asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Bank   The Office of Thrift Supervision ("OTS"), which is the bank's
- - --------
principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at March 31, 1996:

                         Tangible     Core     Risk Based
- - -------------------------------------------------------------------------------
Available capital        $6,771     $6,771      $6,895
Required capital            846      1,692       2,633
                        -------    -------     -------
Excess                   $5,925     $5,079      $4,262



Available capital         12.01%     12.01%      20.95%
Required capital           1.50%      3.00%       8.00%
                        -------    -------     -------
    Excess                10.51%      9.01%      12.95%


The Federal Deposit Improvement Act of 1991 ("FDICIA") established five capital categories which are used to determine the rate of deposit insurance premiums paid by insured institutions, thus introducing the concept of risk adjusted premiums. This act has the effect of requiring weaker banks to pay higher insurance premiums while allowing healthier , well capitalized banks to pay lower premiums. The following table summarizes the five capital categories and the minimum capital requirements for each of the three capital requirements:

                                 Tangible         Core      Risk-Based
- - -------------------------------------------------------------------------------
Well capitalized                   5+%             6+%         10+%
Adequately capitalized            4%-4.99%       4%-5.99%      8%-9.99%
Undercapitalized                  3%-3.99%       3%-3.99%      6%-7.99%
Significantly undercapitalized    2%-2.99%       2%-2.99%      0%-5.99%
Critically undercapitalized       0%-1.99%           -             -
- - -------------------------------------------------------------------------------

On March 31, 1996, the Bank's capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Bank to pay lower deposit insurance premiums.

                      CECIL BANCORP, INC. AND SUBSIDIARIES


PART II.  Other Information:

PAGE
- - ----

     Item 1.  Legal Proceedings -
                 Not Applicable

     Item 2.  Changes in Securities -
                 Not Applicable

     Item 3.  Defaults Upon Senior Securities -
                 Not Applicable

     Item 4.  Submission of Matters to a Vote of Security Holders


     Item 5.  Other Information -
                 Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K -
                 No reports on Form 8-K were filed during the three months ended March 31, 1996

                      CECIL BANCORP INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CECIL BANCORP, INC.



Date:      May 6, 1996                  By: /s/  Mary Beyer Halsey
     ---------------------------           ------------------------------

                                           Mary Beyer Halsey
                                           President
                                           Chief Executive  Officer