Form 10-Q
period 1996-06-30
CECIL BANCORP INC
filed 1996-08-12
CIK 926865

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

- --------------------------------------------------------------------------------
                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

- --------------------------------------------------------------------------------

For the Quarter Ended                         Commission File Number
June 30, 1996                                 0-24926


                              Cecil Bancorp, Inc.
                              -------------------
             (Exact name of registrant as specified in its charter)


Maryland                                           52-1883546
- --------                                           ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)


127 North Street
Elkton, Maryland                                   21921
- ----------------                                   -----
(Address of principal                              (Zip Code)
executive office)

                                  410.398.1650
                                  ------------
                        (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   x      NO
                                -------     ------

                  Number of shares outstanding of common stock
                              as of June 30, 1996

$0.01 par value common stock                         469,358 shares
- ----------------------------                         --------------
          Class                                        Outstanding

                     Cecil Bancorp, Inc., and Subsidiaries


                                    Contents


Part I.        Financial Information                                                                 PAGE

     ITEM 1.   Financial Statements (Unaudited)

               Consolidated Condensed Statements of Financial                                        3-4
               Condition - June 30, 1996 and December 31, 1995

               Consolidated Condensed Statements of Operations                                         5
               Six Months Ended and Three Months Ended
               June 30, 1996 and June 30, 1995

               Consolidated Condensed Statement of Cash Flows                                        6-7
               Six Months Ended and Three Months Ended
               June 30, 1996 and June 30, 1995

               Notes to Consolidated Condensed Financial Statements                                   8


     ITEM 2.  Managements Discussion and Analysis of Financial                                       9-14
              Condition and Results of Operations

Part II.      Other Information

     ITEM 4.  Submission of Matters to a Vote of Security Holders                                      16


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                     ASSETS
                                     ------



                                                 June       December
                                               30, 1996     31, 1995
                                              -----------  -----------
                                              (Unaudited)

Cash                                          $   617,947  $ 1,116,017
Cash - Interest bearing                         1,302,721    1,136,527
Investment securities
        Securities held-to-maturity             2,501,783    2,025,015
        Securities available-for-sale at
          estimated market value                  480,299      222,724
Mortgage-backed securities
        Securities held-to-maturity               598,372      872,369
        Securities available-for-sale at
          estimated market value                1,723,344
Loans receivable, net                          48,598,042   46,482,054
Loans held for sale                             2,198,640      671,600
Real estate owned                                  73,003       73,003
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                   523,730      454,304
Stock in Federal Home Loan Bank of
  Atlanta - at cost                               422,900      422,900
Accrued interest receivable                       427,845      378,281
Deferred taxes                                     67,967       70,487
Prepaid expenses                                   52,288       47,946
Other assets                                       13,244       17,945
                                              -----------  -----------
   TOTAL ASSETS                               $59,602,125  $53,991,172
                                              ===========  ===========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                       June         December
                                                     30, 1996       31, 1995
                                                    -----------    -----------
                                                    (Unaudited)
LIABILITIES
        Savings deposits                            $48,080,433    $44,649,452
        Advance payments by borrowers for
         property taxes and insurance                 1,164,585        489,465
        Employee stock ownership debt                   346,572        346,572
        Other liabilities                               215,580        225,174
        Advances from Federal Home Loan
         Bank of Atlanta                              2,750,000      1,250,000
                                                    -----------    -----------
             TOTAL LIABILITIES                       52,557,170     46,960,663

COMMITMENTS

STOCKHOLDERS' EQUITY
        Common stock, $.01 par value
         Authorized:  4,000,000 shares
         Issued and outstanding:  469,358 shares and
         481,361 shares, at June 30, 1996 and
         December 31, 1995, respectively                  4,694          4,814
        Additional paid in capital                    3,902,220      3,963,671
        Net unrealized gain on securities
         available-for-sale, net of deferred taxes        1,591          2,459
        Employee stock ownership debt                  (346,572)      (346,572)
        Retained earnings, substantially restricted   3,639,069      3,599,871
        Deferred compensation - Management
         Recognition Plan                              (156,047)      (193,734)
                                                    -----------    -----------
             TOTAL STOCKHOLDERS' EQUITY               7,044,955      7,030,509
                                                    -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                              $59,602,125    $53,991,172
                                                    ===========    ===========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------


                                                                Quarter Ended           Six Months Ended
                                                                   June 30,                  June 30,
                                                          -------------------------  -----------------------
                                                              1996         1995         1996          1995
                                                          -----------   -----------  -----------  -----------
                                                          (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
INTEREST INCOME
         Loans receivable                                 $1,055,699    $905,722     $2,050,616   $1,727,210
         Mortgage-backed securities                           12,088      16,823         26,339       34,345
         Investment securities                                30,089      31,430         63,974       72,652
         Other interest-earning assets                        21,926      23,468         44,549       38,985
                                                          ----------    --------     ----------   ----------
                  Total interest income                    1,119,802     977,443      2,185,478    1,873,192

INTEREST EXPENSE
         Deposits
           NOW accounts                                       16,744      19,078         34,454       36,499
           Passbook accounts                                  74,620      76,635        148,334      157,719
           Money market deposit accounts                      19,427      23,232         40,926       48,470
           Certificates                                      410,222     318,809        819,289      585,958
         Borrowings                                           18,772      13,201         31,147       18,167
                                                          ----------    --------     ----------   ----------
                  Total interest expense                     539,785     450,955      1,074,150      846,813
                                                          ----------    --------     ----------   ----------
                  Net interest income                        580,017     526,488      1,111,328    1,026,379
         Provision for loan losses                             9,000       7,500         18,000       15,000
                                                          ----------    --------     ----------   ----------
                  Net interest income after
                   provision for loan losses                 571,017     518,988      1,093,328    1,011,379

NONINTEREST INCOME (LOSS)
         Loan service charges                                  6,795       5,690         13,468       11,460
         Dividends on FHLB stock                               7,623       7,560         15,123       12,960
         Gain on sale of loans                                 1,257                      6,050
         Other                                                50,076      37,375         93,970       75,743
                                                          ----------    --------     ----------   ----------
                  Total noninterest income                    65,751      50,625        128,611      100,163

NONINTEREST EXPENSE
         Compensation and benefits                           216,461     189,788        480,865      389,382
         Occupancy expense                                    23,751      21,181         50,241       33,734
         Equipment and data processing expense                39,095      26,755         79,881       56,194
         SAIF deposit insurance premium                       30,262      27,194         59,773       54,389
         Other                                                94,602     122,157        187,198      240,916
                                                          ----------    --------     ----------   ----------
                  Total noninterest expense                  404,171     387,075        857,958      774,615
                                                          ----------    --------     ----------   ----------
                  Income before income taxes                 232,597     182,538        363,981      336,927

INCOME TAXES
         Current                                              67,259      75,147        125,067      134,001
         Deferred                                              7,609         170          2,520        2,722
                                                          ----------    --------     ----------   ----------
                  Total income taxes                          74,868      75,317        127,587      136,723
                                                          ----------    --------     ----------   ----------
NET INCOME                                                  $157,729    $107,221     $  236,394   $  200,204
                                                          ==========    ========     ==========   ==========
Earnings per common share                                      $0.36       $0.23          $0.54        $0.42
                                                          ==========    ========     ==========   ==========
Cash dividends paid per common share                           $0.08       $0.05          $0.18        $0.23
                                                          ==========    ========     ==========   ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------



                                                                                Six Months Ended
                                                                                     June 30,
                                                                          -----------------------------
                                                                               1996            1995
                                                                          -------------   -------------
                                                                           (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Interest and fees received on
  loans and investments                                                   $   2,242,447   $   1,905,500
 Cash paid to suppliers and employees                                          (818,507)       (788,382)
 Proceeds from sale of loans                                                    196,992
 Origination of loans held for sale                                          (1,809,700)
 Interest paid                                                               (1,074,150)       (846,813)
 Income taxes paid                                                             (112,756)        (93,405)
                                                                          -------------   -------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (1,375,674)        176,900
                                                                          -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities of
  investment securities                                                       1,000,000       1,500,000
 Proceeds from maturities of
  mortgage-backed securities                                                    274,932          65,550
 Purchases of investment securities                                          (1,720,625)       (500,000)
 Purchases of mortgage-backed securities                                     (1,722,837)
 Loans originated                                                           (11,047,228)     (9,644,868)
 Principal collected on loans                                                 9,004,958       4,303,141
 Purchases of office properties, equipment
  and leasehold improvements                                                    (92,736)        (19,153)
                                                                          -------------   -------------
        NET CASH USED BY INVESTING ACTIVITIES                                (4,303,536)     (4,295,330)
                                                                          -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits,
  NOW accounts, and savings accounts                                         16,364,266       6,333,502
 Proceeds from sales of certificates                                          5,936,502       6,647,256
 Payments of maturing certificates of deposits                              (18,869,787)    (10,247,846)
 Increase in advance payments by borrowers
  for property taxes and insurance                                              675,120         567,583
 Dividends paid                                                                 (84,723)       (112,446)
 Advances from Federal Home Loan Bank
  of Atlanta                                                                  1,500,000
 Proceeds from issuance of common stock                                         178,799
 Purchase of common stock                                                      (352,843)
                                                                          -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     5,347,334       3,188,049
                                                                          -------------   -------------
NET DECREASE IN CASH                                                           (331,876)       (930,381)

CASH
 BEGINNING OF PERIOD                                                          2,252,544       2,345,113
                                                                          -------------   -------------
 END OF PERIOD                                                            $   1,920,668   $   1,414,732
                                                                          =============   =============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Continued)



                                                 Six Months Ended
                                                     June 30,
                                           -----------------------------
                                                1996           1995
                                           --------------  -------------
                                            (Unaudited)     (Unaudited)
RECONCILIATION OF NET INCOME TO
 NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES

Net Income                                 $     236,394      $ 200,204

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                                    23,310         16,799
  Provision for loan losses                       18,000         15,000
  Amortization of investment
    security premiums (discounts)                 (7,077)       (15,631)
  Stock dividends                                 (8,951)        (4,383)
  Unrealized loss on loans held for sale
  Increase in accrued interest receivable        (49,564)       (47,841)
  (Increase) decrease in deferred taxes            2,520           (966)
  (Increase) decrease in prepaid expenses         (4,342)        36,684
  (Increase) decrease in other assets              4,701           (232)
  Decrease in other liabilities                   (9,594)       (22,734)
  Increase in loans held for sale             (1,618,758)
  Distribution from MRP Trust                     37,687
                                            ------------      ---------
                                              (1,612,068)       (23,304)
                                            ------------      ---------
                                            ($ 1,375,674)     $ 176,900
                                            ============      =========


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                                 JUNE 30, 1996
                                 -------------



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

          The results of operation for the six month periods ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

      (2) Earnings per Share
          ------------------

          Earnings per common share for 1996 is computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock was 439,516.

      (3) Other Financial Information
          ---------------------------

          Simon, Master & Sidlow, P.A., Cecil Bancorp's independent certified public accountants, performed a limited review of the financial data presented on pages 1 through 5 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Simon, Master & Sidlow, P.A. did not express an opinion on the aforementioned data. The financial data includes any material adjustments or disclosures proposed by Simon, Master & Sidlow, P.A. as a result of their review.

                     CECIL BANCORP, INC. AND SUBSIDIARIES

GENERAL
- -------


 Cecil Bancorp, Inc. ("the Company") was incorporated under the laws of the State of Maryland in July 1994. On November 10, 1994, Cecil Federal Savings Bank ("Cecil Federal" or the "Bank" converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company. As a result of the conversion and reorganization, the Company issued and sold 481,361 shares of its common stock at a price of $10.00 per share to its depositors, borrowers, stock benefit plans and the public, thereby recognizing net proceeds of $4,315,057. The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is classified as a unitary savings institution holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

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

 To a lesser extent, the Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of service fees and gains on sales of investments. Noninterest expenses include salaries and benefits, occupancy expenses, equipment and data processing expenses, deposit insurance expenses and other operating expenses.

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



ASSET/LIABILITY MANAGEMENT
- ---------------------------

 The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can
be sustained during fluctuations in prevailing interest rates.   Cecil Federal's
asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The bank now offers an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. Prior to June, 1994, most fixed-rate mortgages offered by the Bank were originated for sale in the secondary market. From July 1, 1994 through June 30, 1995 the bank elected to not sell fixed rate mortgages that were originated, but chose to maintain them in its portfolio. Management

                     CECIL BANCORP, INC. AND SUBSIDIARIES

has been monitoring the retention of fixed rate loans through its asset/liability management policy. Beginning July 1, 1995, the bank began originating fixed rate mortgages for sale in the secondary market.

 Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed rate mortgage loans in its primary market area.

FINANCIAL CONDITION
- -------------------

Total assets at June 30, 1996 increased $5,610,953 or 10.4% to $59,602,125 from $53,991,172 at December 31, 1995. The increase was primarily the result of an increase in loans receivable, mortgage backed securities and loans held for sale. Total liabilities increased $5,596,507 or 11.9% to $52,557,170 at June 30, 1996 from $46,960,663 at December 31, 1995. This increase was a result of an increase in savings deposits, escrows and also advances from the Federal Home Loan Bank of Atlanta. Stockholder's equity increased $14,446, which included a dividend payment of $0.08 per share during the second quarter of 1996.

Cash decreased $498,070 or 44.6% to $617,947 at June 30, 1996 from $1,116,017 at
December 31, 1995. Interest bearing cash increased slightly, up 14.6% at June 30, 1996 over the balance at December 31, 1995. Investment securities also experienced an increase over the same period. An additional investment of $250,000 was purchased and placed in the held-for-sale portfolio. Mortgage Backed securities held-for-investment decreased slightly as a result of the maturity of a five-year FHLMC balloon certificate. The Bank purchased a FHLMC PC Gold, five-year balloon certificate in the amount of $1,750,000 during the month of June, 1996. This investment was placed in the held-for-sale portfolio.

Loans receivable increased $2,115,988 or 4.6% to $48,598,042 at June 30, 1996 from $46,482,054 at December 31, 1995. The loans-for-sale portfolio increased $1,527,040 or 227.4% to $2,198,640 at June 30, 1996 from $671,600 at December
31, 1995. The increase was the result of an increase in loan volume and a favorable fixed-rate interest rate environment. Loans will be sold to fund portfolio needs.

Total savings deposits increased $3,430,981 or 7.7% to $48,080,433 at June 30, 1996 from $44,469,452 at December 31, 1995. Increases are attributable to cross selling and marketing plans. Increases in the Bank's outstanding advances from the Federal Home Loan Bank of Atlanta were the result of the purchase of a FHLMC PC Gold, five-year balloon, placed in the held-for-sale portfolio. The outstanding balance increased by $1,500,000 or 120% to $2,750,000 at June 30, 1996 from $1,250,000 at December 31, 1995.

During the quarter ended June 30, 1996, the Company completed a 5% purchase program of Cecil Bancorp, Inc. stock. As of June 30, 1996, the Company had purchased 24,037 shares of Cecil Bancorp, Inc. stock.

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended June 30, 1996   Net income for the three month period ended
- --------------------------------
June 30, 1996 increased 47.1% to $157,729 as compared to net income for the same period in 1995 of $107,221. The annualized return on average assets and annualized return on average equity were 1.10% and 9.04% respectively, for the three month period ended June 30, 1996. This compares to an annualized return on average assets and an annualized return on average equity of .86% and 9.04% respectively, for the same period in 1995.

Net interest income, the Bank's primary source of income, increased 10.2% up $53,529 for the three months ended June 30, 1996 over the same period in 1995. The weighted average yield on interest earning assets increased from 7.87% for the three months ended June 30, 1995 to 8.16% for the three months ended June 30, 1996. The weighted average rate paid on interest bearing liabilities decreased from 4.21% for the three months ended June 30, 1995 to 3.93% for the three months ended June 30, 1996.

Interest on loans receivable increased by $142,359 or 14.6%, from $977,443 for the three months ended June 30, 1995 to $1,119,802 for the three months ended June 30, 1996. The increase is attributable to an

                     CECIL BANCORP, INC. AND SUBSIDIARIES

increase in the average balance outstanding of $6,238,614. The weighted average yield increased from 8.34% for the three months ended June 30, 1995 to 8.50% for the three months ended June 30, 1996.

Interest on mortgage backed securities decreased $4,735 or 28.1%, from $16,823 for the three months ended June 30, 1995 for $12,088 for the three months ended June 30, 1996. The decrease was the result of a decline in the average outstanding balance. The Bank purchased a FHLMC gold, 5 year Balloon, in the amount of $1,750,000, near the end of June, 1996.

Interest on investment securities decreased $1,341 or 4.3% from $31,430 for the three months ended June 30, 1995 to $30,089 for the three months ended June 30, 1996. Both the average balance and the weighted average yield declined slightly.

Interest on other investments decreased $1,542, or 6.6% from $23,468 for the three months ended June 30, 1995 to $21,926 for the three months ended June 30, 1996. The average balance outstanding increased slightly, which was offset by a slight decrease in the weighted average yield.

Interest on savings deposits increased $83,259, or 19.0% from $437,754 for the three months ended June 30, 1995 to $521,013 for the three months ended June 30, 1996. The average balance outstanding increased $6,437,285 for the period noted above. The weighted average rate paid on deposits decreased from 4.25% for the three months ended June 30, 1995 to 3.88% for the three months ended June 30, 1996. Interest expense paid on borrowings increased $5,571, or 42.2% from $13,201 for the three months ended June 30, 1995 to $18,772 for the three months ended June 30, 1996. Increases are attributable to an increase in the average balance outstanding, which was offset by a slight decrease in the weighted average cost of funds.

Noninterest income increased 29.9%, up $15,126 for the three months ended June 30, 1996, over the same period in 1995. Loan servicing fees increased 19.4%, up $1,105 for the three months ended June 30, 1996 over the same period in 1995. There was an increase in gains on the sale of loans for the three months ended June 30, 1996 of $1,257 over the same period in 1995. This increase was attributable to the Bank's decision to re-enter the secondary market during 1996. Other non-interest income increased 34%, up $15,126 for the three months ended June 30, 1996 over the same period in 1995. Increases in this area can primarily be attributable to increased service charges, due to the steady growth of demand deposits, and the installation of two ATM machines, which are primarily used by non-customers.

Noninterest expense increased 4.4%, up $26,673 for the three months ended June 30, 1996, over the same period in 1995. Compensation and benefits increased 14.1% for the three months ended June 30, 1996 over the same period in 1995, which is a result of general merit increases and costs of benefits. Occupancy expense increased 12.1% for the three months ended June 30, 1996 over the same period in 1995, which results from the addition of leased space for the loan department, commencing in September of 1995. Equipment and data processing expenses increased 46.1% for the three months ended June 30, 1996, over the same period in 1995. This increase can be attributable to new hardware and software for the loan department. The SAIF deposit premium increased 11.3% for the three months ended June 30, 1996 over the same period in 1996, as a result of increased deposits. Other expenses decreased by 22.6% for the three months ended June 30, 1996 over the same period in 1995, as a result of cost cutting efforts and decreased service charge fees from correspondent banks.

Income tax expense for the three month period ended June 30, 1996 and 1995 was $74,868 and $75,317, which equates to effective rates of 32.2% and 41.2% respectively.

Six Months Ended June 30, 1996 Net income for the six month period ended June
- ------------------------------
30, 1996 increased $36,190 or 18.1% to $236,394, compared to net income for the same period in 1995. Return on average assets and return on average equity were
 .84% and 6.76% respectively, for the six month period ended June 30, 1996. This compares to a return on average assets and return on average equity of .82% and 5.60% respectively, for the same period in 1995.

                     CECIL BANCORP, INC. AND SUBSIDIARIES


Net interest income , the Bank's primary source of income, increased 8.3% up $84,949 for the six months ended June 30, 1996, over the same period in 1995. The weighted average yield on interest earning assets increased from 7.98% for the six months ended June 30, 1995 to 8.12% for the six months ended June 30, 1996. The weighted average rate paid on interest bearing liabilities decreased from 4.46% for the six months ended June 30, 1995 to 4.04% for the six months ended June 30, 1996.

Interest on loans receivable increased by $323,406 or 18.7%, from $1,727,210 for the six months ended June 30, 1995 to $2,050,616 for the six months ended June 30, 1996. The increase is attributable to an increase in the average balance outstanding of $6,774,495. The weighted average yield increased from 8.34% for the six months ended June 30, 1995 to 8.50% for the six months ended June 30, 1996.

Interest on mortgage backed securities decreased $8,006 or 23.3%, from $34,345 for the six months ended June 30, 1995 to $26,339 for the six months ended June 30, 1996. The decrease was the result of a decline in the average outstanding balance. The Bank purchased a FHLMC gold, 5 year Balloon, in the amount of $1,750,000, near the end of June 1996.

Interest on investment securities decreased $8,678 or 11.9% from $72,652 for the six months ended June 30, 1995 to $63,974 for the six months ended June 30, 1996. Both the average balance and the weighted average yield declined slightly.

Interest on other investments increased $5,564, or 14.3% from $38,985 for the six months ended June 30, 1995 to $44,549 for the six months ended June 30, 1996. The average balance outstanding and the weighted average yield increased from 6.47% for the six months ended June 30, 1995 to 6.97% for the six months ended June 30, 1996.

Interest on savings deposits increased $214,357, or 25.9% from $828,646 for the six months ended June 30, 1995 to $1,043,003 for the six months ended June 30, 1996. The average balance outstanding increased $6,240,265 for the period noted above. The weighted average rate paid on deposits decreased from 4.25% for the six months ended June 30, 1995 to 4.09% for the six months ended June 30, 1996. Interest expense paid on borrowings increased $12,980, or 71.4% from $18,167 for the six months ended June 30, 1995 to $31,147 for the six months ended June 30, 1996. Increases are attributable to an increase in the average balance outstanding, which was offset by a slight decrease in the weighted average cost of funds.

Noninterest income increased to $28,448 or 28.4% to $128,611 for the six months ended June 30, 1996 from $100,163 for the same period in 1995. Loan servicing fees increased 17.5%, up $2,008 for the six months ended June 30, 1996 over the same period in 1995. This was a result of the increased balances in the loan servicing portfolio. Gains on sale of loans was up $6,050 for the six months ended June 30, 1996 over the same period in 1995, as a result of re-entering the secondary market to sell fixed-rate loans. Other fees increased 24.1% up $18,227 for the six months ended June 30, 1996 over the same period in 1995. Increases were primarily attributable to increases in fee income, from service charges and the addition of two new ATM machines.

Noninterest expense increased $83,343 or 10.8% to $857,958 for the six month period ended June 30, 1996 from $774,615 for the six months ended June 30, 1995. Compensation and benefits increased 23.5%, up $91,483 for the six month period ended June 30, 1996 over the same period in 1995. Increases were a result of compensation expenses associated with stock options that were exercised by former President Gary A. Brown during the first quarter, costs of benefits and merit increases . Occupancy expenses increased 48.9%, up $16,507 for the six months ended June 30, 1996, over the same period in 1995. Snow removal during the winter months and the lease expense for the additional office space rented for the loan department, commencing in September 1995 were the major contributors to the increase. The SAIF deposit premium increased 9.9%, up $5,384 for the six months ended June 30, 1996, over the same period in 1995. Increases were a result of increased savings deposits. Other expenses decreased 22.3%, down $53,718 for the six month period ended June 30, 1996, over the same period in 1995. The decrease was attributable to a decrease in legal fees, cost cutting measures introduced and decreased fees from correspondent banks.

                     CECIL BANCORP, INC. AND SUBSIDIARIES

Income tax expense for the six month period ended June 30, 1996 and 1995 was $127,587 and $136,723 which equates to effective rates of 35.1% and 40.6% respectively.


Nonperforming Assets and Problem Loans
- --------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 days or more past due;
(ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at June 30, 1996:



                                                     1996      1995
                                                   --------  --------

Nonperforming loans:
        Residential mortgage                       $381,565  $218,612
        Consumer and other                          133,585    10,763

Assets acquired in settlement of loans:
        Real estate held for development and sale
        Real estate held for investments and sale
        Repossessed assets                           73,000    73,000

        Total nonperforming assets                 $588,150  $229,375


The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrower's ability to repay, past collection experience, risk characteristics.

                     CECIL BANCORP, INC. AND SUBSIDIARIES

CAPITAL ADEQUACY
- ----------------

The Company Capital adequacy refers to the level of capital required to sustain
- -----------
asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Bank The Office of Thrift Supervision ("OTS"), which is the bank's principle
- --------
regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at June 30, 1996:

On June 30, 1996, the Bank's capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Bank to pay lower deposit premiums.

                                     Tangible  Core     Risk-Based
                                     --------  ----     ----------
Available capital                      6,941   6,941      7,069
Required capital                         895   1,790      2,903
Excess                                 6,046   5,151      4,166


Available capital                      11.64%  11.64%     19.48%
Required capital                        1.50%   3.00%      8.00%
Excess                                 10.14%   8.64%     11.48%


- --------------------------------------------------------------------------------

The Federal Deposit Improvement Act of 1991("FDICIA") established five capital categories which are used to determine the rate of deposit insurance premiums paid by insured institutions, thus introducing the concept of risk adjusted premiums. This act has the effect of requiring weaker banks to pay higher insurance premiums while allowing healthier, well capitalized banks to pay lower premiums. The following table summarizes the five capital categories and the minimum capital requirements for each of the three requirements:


                                  Tangible    Core    Risk-Based
                                  ---------  -------  -----------

Well capitalized                        5+%      6+%         10+%
Adequately capitalized              4-4.99%  4-5.99%      8-9.99%
Undercapitalized                    3-3.99%  3-3.99%      6-7.99%
Significantly undercapitalized      2-2.99%  2-2.99%      0-5.99%
Critically undercapitalized         0-1.99%


                     CECIL BANCORP, INC. AND SUBSIDIARIES


PART II. Other Information                                                 PAGE
                                                                           ----

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended June 30, 1996

                     CECIL BANCORP, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


    The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on April 23, 1996, at 10:00 a.m. at the Swiss Inn, Elkton, Maryland, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.


    All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

    To serve for a three-year term:


                                         Shares                 Shares
                                         Voted      Shares       Not
                                         "For"    "Withheld"    Voted

        William F. Burkley              382,468     15,688       0
        Doris P. Scott                  382,468     15,688       0
        Howard B. Tome                  396,970      1,236       0


                     CECIL BANCORP, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CECIL BANCORP, INC.



                                          BY: /S/ MARY BEYER HALSEY
                                              ---------------------

                                                  Mary Beyer Halsey
                                                          President
                                            Chief Executive Officer

Date: July 25, 1996
- -------------------