Form 10-Q
period 1996-09-30
CECIL BANCORP INC
filed 1996-11-12
CIK 926865

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-Q

           Quarterly Report under Section 13 or 15 (d)
           of the Securities and Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                        Commission File Number
September 30, 1996                             0-24926

                      CECIL BANCORP, INC.
                      -------------------
    (Exact name of registrant as specified in its charter)


      Maryland                                   52-1883546
      --------                                   ----------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification Number)


    127 North Street
    Elkton, Maryland                                21921
    ----------------                                -----
  (Address of principal                           (Zip Code)
  executive office)

                            (410) 398-1650
                            --------------
                     (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X            NO
            -------            -------


           Number of shares outstanding of common stock as of September 30, 1996

$0.01 par value common stock                  469,358 shares
----------------------------                  --------------
           (Class)                            (Outstanding)

                   CECIL BANCORP, INC., AND SUBSIDIARIES


                             CONTENTS

PART I.              FINANCIAL INFORMATION                 PAGE

     ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - September 30, 1996
             and December 31, 1995                         3-4

             Consolidated Condensed Statements of
             Operations Nine Months Ended and Three
             Months Ended September 30, 1996 and
             September 30, 1995                            5

             Consolidated Condensed Statement of
             Cash Flows Nine Months Ended and Three
             Months Ended September 30, 1996 and
             September 30, 1995                            6-7

             Notes to Consolidated Condensed
             Financial Statements                          8


     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                 9-18

PART II.             OTHER INFORMATION

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                                  ASSETS
                                  ------

                                          September 30,     December 31,
                                              1996             1995
                                          ------------     ------------

Cash                                      $ 1,411,694      $ 1,116,017
Cash - Interest bearing                       932,379        1,136,527
Investment securities
     Securities held-to-maturity            2,514,922        2,025,015
     Securities available-for-sale at
       estimated market value                 487,633          222,724
Mortgage-backed securities
     Securities held-to-maturity              578,834          872,369
     Securities available-for-sale at
       estimated market value               1,651,362
Loans receivable, net                      48,650,220       46,482,054
Loans held for sale                         2,506,525          671,600
Real estate owned                              73,003           73,003
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization               517,484          454,304
Stock in Federal Home Loan Bank of
  Atlanta - at cost                           422,900          422,900
Accrued interest receivable                   407,683          378,281
Deferred taxes                                 88,231           70,487
Prepaid expenses                               41,205           47,946
Other assets                                   11,452           17,945
                                          -----------      -----------

       TOTAL ASSETS                       $60,295,527      $53,991,172
                                          ===========      ===========

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                                          September 30,     December 31,
                                              1996             1995
                                          ------------     ------------

(Unaudited)
LIABILITIES
   Savings deposits                      $47,971,453     $44,649,452
   Advance payments by borrowers for
     property taxes and insurance            408,850         489,465
   Employee stock ownership debt             346,572         346,572
   Other liabilities                         559,190         225,174
   Advances from Federal Home Loan
     Bank of Atlanta                       4,000,000       1,250,000
                                         -----------     -----------

          TOTAL LIABILITIES               53,286,065      46,960,663

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:
      469,358 shares and 481,361 shares
      at September 30, 1996 and
      December 31, 1995, respectively          4,694           4,814
  Additional paid in capital               3,902,220       3,963,671
  Net unrealized gain on securities
    available-for-sale, net of
    deferred taxes                             4,720           2,459
     Employee stock ownership debt          (346,572)       (346,572)
     Retained earnings, substantially
       restricted                          3,600,447       3,599,871
     Deferred Compensation-Management
       Recognition Plan                     (156,047)       (193,734)
                                         -----------     -----------
         TOTAL STOCKHOLDERS' EQUITY        7,009,462       7,030,509
                                         -----------     -----------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           $60,295,527     $53,991,172
                                         ===========     ===========

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF INCOME
                    ---------------------------------

                                          Quarter Ended          Nine Months Ended
                                          September 30,            September 30,
                                       -------------------    -------------------
                                        1996         1995      1996        1995
                                      -------      -------    ------      -------
                                                         (Unaudited)
INTEREST INCOME
  Loans receivable                  $1,127,670    $  973,866  $3,178,286  $2,701,077
  Mortgage-backed securities            46,618        16,141      72,957      50,486
  Investment securities                 34,261        31,904      98,235     104,556
  Other interest-earning assets         38,568        20,881      83,117      59,866
                                    ----------    ----------  ----------  ----------
     Total interest income           1,247,117     1,042,792   3,432,595   2,915,985

INTEREST EXPENSE
  Deposits
    NOW accounts                        16,721        18,762      51,175      55,261
    Passbook accounts &
      Statement Svgs.                   75,572        75,431     223,906     233,150
    Money market deposit accounts       21,420        23,195      62,346      71,665
    Certificates                       417,962       373,438   1,237,251     959,396
                                    ----------    ----------  ----------  ----------
  Interest expense on deposits         531,675       490,826   1,574,678   1,319,472
  Borrowings                            48,255         7,200      79,401      25,366
                                    ----------    ----------  ----------  ----------
     Total interest expense            579,930       498,026   1,654,079   1,344,838
                                    ----------    ----------  ----------  ----------

     Net interest income               667,187       544,766   1,778,516   1,571,147
  Provision for loan losses             50,500         9,500      68,500      24,500
                                    ----------    ----------  ----------  ----------
     Net interest income after
       provision for loan losses       616,687       535,266   1,710,016   1,546,647

NONINTEREST INCOME (LOSS)
  Loan service charges                   7,731         6,357      21,199      17,816
  Dividends on FHLB stock                7,623         7,643      22,746      20,604
  Gain on sale of loans                 46,262         4,551      52,313       4,551
  Other                                 39,008        47,287     132,977     123,030
                                    ----------    ----------  ----------  ----------
     Total noninterest income          100,624        65,838     229,235     166,001

NONINTEREST EXPENSE
  Compensation and benefits            216,252       206,309     697,118     595,692
  Occupancy expense                     26,561        21,630      76,802      55,364
  Equipment and data processing
    expense                             37,649        30,801     117,530      86,995
  SAIF deposit insurance premium       301,838        27,578     361,611      81,967
  Other                                 89,400       116,906     276,597     357,822
                                    ----------    ----------  ----------  ----------
     Total noninterest expense         671,700       403,224   1,529,658   1,177,840
                                    ----------    ----------  ----------  ----------
     Income before income taxes         45,611       197,880     409,593     534,808

INCOME TAXES
  Current                               17,427        74,353     142,495     209,321
  Deferred                              29,257           967      31,777       2,722
                                    ----------    ----------  ----------  ----------
     Total income taxes                 46,684        75,320     174,272     212,043
                                    ----------    ----------  ----------  ----------
NET INCOME (LOSS)                   $   (1,073)   $  122,560  $  235,321  $  322,765
                                    ==========    ==========
==========  ==========
Earnings per common share           $     (.02)   $      .28  $      .58  $      .73
                                    ==========    ==========
==========  ==========
Cash dividends paid per
  common share                      $      .08    $      .25         .26         .48
                                    ==========    ==========
==========  ==========

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                     Nine Months Ended
                                                        September 30,
                                                    ---------------------
                                                      1996         1995
                                                    -------       -------
                                                    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on loans
    and investments                                $ 3,556,490    $ 2,978,763
  Cash paid to suppliers and employees              (1,141,596)    (1,226,292)
  Proceeds from sale of loans                          986,904        476,551
  Origination of loans held for sale                (2,806,500)      (735,600)
  Interest paid                                     (1,654,079)    (1,344,838)
  Income taxes paid                                   (158,507)      (143,776)
                                                   -----------    -----------
      NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                        (1,217,288)         4,808
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                       2,500,000      2,500,000
  Proceeds from maturities of mortgage-
    backed securities                                  369,595        112,023
  Purchases of investment securities                (3,233,516)      (996,172)
  Purchases of mortgage-backed securities           (1,722,837)
  Loans originated                                 (17,266,991)   (13,498,021)
  Principal collected on loans                      14,026,309      6,749,737
  Proceeds from sale of loans                        1,041,000
  Purchases of office properties, equipment
    and leasehold improvements                         (99,813)       (97,661)
                                                   -----------    -----------
      NET CASH USED BY INVESTING
        ACTIVITIES                                  (4,386,253)    (5,230,094)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    and savings accounts                            19,778,449     11,879,117
  Proceeds from sales of certificates                9,991,344      8,528,206
  Payments of maturing certificates of deposits    (26,447,792)   (16,433,589)
  Decrease in advance payments by borrowers for
    property taxes and insurance                       (80,615)      (242,981)
  Advances from Federal Home Loan
    Bank of Atlanta                                  2,750,000      1,000,000
  Dividends paid                                      (122,272)      (231,053)
  Proceeds from issuance of common stock               178,799
    Purchase of common stock                          (352,843)
                                                   -----------    -----------
        NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                       5,695,070      4,499,700
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                         91,529       (725,586)

CASH
  BEGINNING OF PERIOD                                2,252,544      2,345,113
                                                   -----------    -----------
  END OF PERIOD                                    $ 2,344,073    $ 1,619,527
                                                   ===========    ===========


                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                     Nine Months Ended
                                                        September 30,
                                                    ---------------------
                                                      1996         1995
                                                    -------       -------
                                                    (Unaudited)   (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                         $  235,321      $  322,765

Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation                                       36,633          26,032
    Provision for loan losses                          68,500          24,500
    Amortization of investment security discounts      (7,337)        (26,441)
    Stock dividends                                   (16,288)         (9,769)
    Gain on sale of loans                                              (4,551)
    Increase in accrued interest receivable           (29,402)        (62,462)
    (Increase) decrease in deferred taxes             (17,744)            966
    Increase in prepaid expenses                        6,741         (20,486)
    (Increase) decrease in other assets                 6,493          (3,239)
    Increase in other liabilities                     334,016          16,542
    Increase in loans held for sale                (1,871,908)       (259,049)
    Distribution from MRP Trust                        37,687
                                                  -----------      ----------
                                                   (1,452,609)       (317,957)
                                                  -----------      ----------
                                                  $ 1,217,288)     $    4,808
                                                  ===========      ==========


                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         ------------------------------------------------------
                         SEPTEMBER 30, 1996
                         ------------------

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

        The results of operation for the nine month periods ended
        September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

    (2) Earnings per Share
        ------------------

        Earnings per common share for 1996 is computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock was 438,078 for the nine months ended September 30, 1996.

    (3) Other Financial Information
        ---------------------------

        Simon, Master & Sidlow, P.A., Cecil Bancorp's independent public accountants, performed a limited review of the financial data presented on pages 1 through 5 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Simon, Master & Sidlow, P.A. did not express an opinion on the aforementioned data. The financial data includes any material adjustments or disclosures proposed by Simon, Master & Sidlow, P.A. as a result of their review.

              CECIL BANCORP, INC. AND SUBSIDIARIES

GENERAL
-------

     Cecil Bancorp, Inc. ("the Company") was incorporated under the laws of the State of Maryland in July 1994. On November 10, 1994, Cecil Federal Savings Bank ("Cecil Federal" or the "Bank" converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company. As a result of the conversion and reorganization, the Company issued and sold 481,361 shares of its common stock at a price of $10.00 per share to its depositors, borrowers, stock benefit plans and the public, thereby recognizing net proceeds of $4,315,057. The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is classified as a unitary savings institution holding company subject to regulation by the Office of Thrift Supervision ("OTS" of the Department of the Treasury.

     Cecil Federal is principally engaged in the business of attracting savings deposits from the general public and investing those funds in loans for the purchase and construction of one-to-four family residential real estate, primarily located in Cecil County, Maryland, and in originating to a lessor extend land loans, commercial real estate loans, equity loans, consumer loans
and student loans.    Also, during periods of reduced loan
demand, the Bank invests excess funds in mortgage-backed securities and other investment securities, such as U.S. Treasury obligations and overnight funds in the Federal Home Loan Bank of Atlanta.

     Cecil Federal's profitability is primarily dependent upon its net interest income, which is the difference between interest earned on its loan and investment portfolios and the cost of funds or interest paid on deposits and borrowings. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances.

     To a lesser extent, the Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of service fees and gains on sales of investments. Noninterest expenses include salaries and benefits, occupancy expenses, equipment and data processing expenses, deposits insurance expenses and other operating expenses.

              CECIL BANCORP, INC. AND SUBSIDIARIES

     The most significant outside factors influencing the operations of Cecil Federal and other banks include general economic conditions, competition in the local marketplace and related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, lending activities are influenced by the demand for real estate financing and other types of loans, which in turn are affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability, which the cost of funds (deposits) are influenced by interest rates on competing deposits and general market rates of interest.

ASSET/LIABILITY MANAGEMENT
--------------------------

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-bearing assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates.
Cecil Federal's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The bank now offers an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. Prior to June, 1994, most fixed-rate mortgages offered by the Bank were originated for sale in the secondary market. From July 1, 1994 through June 30, 1995, the Bank elected to not sell fixed rate mortgages that were originated, but chose to maintain them in its portfolio. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy. Beginning July 1, 1995, the bank began originating fixed rate mortgages for sale in the secondary market.

     Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed rate mortgage loans in its primary market area.

Recaptalization of the Savings Associations Insurance Fund
----------------------------------------------------------

     On September 30, 1996, Congress enacted and President Clinton signed the Omnibus Consolidated Appropriations Act. Among the law's many provisions is a resolution ending deposit insurance premium disparity by fully funding the Savings Association Insurance Fund ("SAIF"). The bill provided for a one-time special assessment, estimated to be 65.7 basis points for deposits bases as of March 31, 1995.

            CECIL BANCORP, INC. AND SUBSIDIARIES

As a result of this action, full pro rata sharing of the Financing Corporation (FICO) debt service beginning no later than January 1, 2000. Until full pro rata FICO sharing is in place, FICO premiums for the Bank Insurance Fund (BIF) and SAIF will be at 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Total premiums will be the sum of the FICO premium and any regular insurance assessment, which is currently zero for
institutions in the lowest risk category.     Management
anticipates paying the lowest premiums and future earnings will be effected by the decrease in deposit insurance expense.

FINANCIAL CONDITION
-------------------

     Total assets at September 30, 1996 increased $6,304,355 or 11.7% to $60,295,527 from $53,991,172 at December 31, 1995. The increase was primarily the result of an increase in loans receivable, mortgage-backed securities and loans held for sale. Total liabilities increased $6,325,402 or 13.5% to $53,286,065 at September 30, 1996 from $46,960,663 at December 31, 1995. This increase was a result of an increase in savings deposits, and advances from the Federal Home Loan Bank of Atlanta. Stockholder's equity decreased 21,047, which included a dividend payment of $0.08 per share during the third quarter of 1996.

Cash increased $295,677 or 26.5% to $1,411,694 at September 30, 1996 from $1,116,017 at December 31, 1995. Interest bearing cash decreased slightly down 18.00% at September 30, 1996 over the balance at December 31, 1995. Investment securities experienced an increase over the same period. An additional investment of $250,000 was purchased and placed in the held-for-sale portfolio. Mortgage-backed securities held-for-investment decreased slightly as a result of the maturity of a five-year FHLMC balloon certificate. The Bank purchased a FHLMC PC Gold, five-year balloon certificate in the amount of $1,750,000 during the month of June, 1996. This investment was placed in the held-for-sale portfolio.

Loans receivable increased $2,168,166 or 4.7% to $48,650,220 at September 30, 1996 from $ 46,482,054 at December 31, 1995. The loans-for-sale portfolio increased $1,834,925 or 273.2% to $2,506,525 at September 30, 1996 from $671,600 at December 31,
1995. The increase was a result of an increase in loan volume and a favorable fixed-rate interest rate environment. Loans will be sold to fund portfolio needs.

Total savings deposits increased $3,322,001 or 7.4% to $47,971,453 at September 30, 1996 from $44,469,452 at December
31, 1995. Increases are attributable to cross selling and marketing plans. Increases in the Bank's outstanding advances from the Federal Home Loan Bank of Atlanta were a result of loan portfolio funding demands and the purchase of a FHLMC PC Gold, five-year balloon, placed in the held-for-sale portfolio. The outstanding balance increased by $2,750,000 or 220% to $4,000,000 at September 30, 1996 from $1,250,000 at December 31, 1995.

<PAGE
                CECIL BANCORP, INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS
----------------------

Three Months Ended September 30, 1996.    Net income for the
three months period ended September 30, 1996 decreased 100.9% to ($1,073) as compared to net income for the same period in 1995 of $122,560. Return on average assets and return on average equity were (.008%)(annualized) and (.06%) (annualized) respectively, for the three month period ended September 30, 1996. This compares to a return on average assets and return on average equity of .78% (annualized) and 10.46% (annualized) respectively, for the same period in 1995.

The Company suffered a loss due to the one-time assessment of $270,000 (tax effected, $165,726) to replenish the Savings Association Insurance Fund. Without the assessment, earnings would have increased by 34.3% to $164,653 for the three months ended September 30, 1996 as compared to $122,560 for the three months ended September 30, 1995. Return on average assets and return on average equity would have been 1.15% (annualized) and 9.40% (annualized)as compared to .78% (annualized) and 10.46 (annualized) for the same period in 1995. Excluding the Savings Association Insurance Fund assessment, Earnings per share would have been $0.36 for the three months ended September 31, 1996 as compared with $0.25 for the same period in 1995.

Net interest income, the Bank's primary source of income, increased 22.5% up $122,421 for the three months ended September 30, 1996, over the same period in 1995. The weighted average yield on interest earning assets increased from 7.98% for the three months ended September 30, 1995 to 8.75% for the three months ended September 30, 1996. The weighted average rate paid on interest bearing liabilities decreased from 4.08% for the three months ended September 30, 1995 to 3.66% for the three months ended September 30, 1996.

Interest on loans receivable increased by $153,804 or 15.8% from $973,866 for the three months ended September 30, 1995 to $1,127,670 for the three months ended September 30, 1996. The increase is attributable to an increase in the average balance outstanding of $5,195,122 and an increase in the weighted average yield. The weighted average yield increased from 8.47% for the three months ended September 30, 1995 to 8.84% for the three months ended September 30, 1996.

                CECIL BANCORP, INC. AND SUBSIDIARIES

Interest on mortgage backed securities increased $30,477 or 188.8% from $16,141 for the three months ended September 30, 1995 to $46,618 for the three months ended September 30, 1996. The increase was a result of an increase in both the average outstanding balance and the weighted average yield.

Interest on investment securities increased $2,357 or 7.4% from $31,904 for the three months ended September 30, 1995 to $34,261 for the three months ended September 30, 1996. Both the average balance and the weighted average yield increased slightly.

Interest on other investments increased $17,687 or 84.7% from $20,881 for the three months ended September 30, 1995 to $38,568 for the three months ended September 30, 1996. The average balance outstanding increased slightly, and the weighted average yield increased by .47%.

Interest on savings deposits increased $40,849 or 8.3% from $490,826 for the three months ended September 30, 1995 to $531,675 for the three months ended September 30, 1996. The average balance outstanding increased $5,830,203 for the period noted above. The weighted average rate paid on deposits decreased from 4.03% for the three moths ended September 30, 1995 to 3.82% for the three months ended September 30, 1996. Interest expense paid on borrowings increased $41,055 or 570.2% from 7,200 for the three months ended September 30, 1995 to $48,255 for the three months ended September 30, 1996. Increases are attributable to an increase in the average balance outstanding, which was offset by a slight decrease in the weighted average cost of funds.

Provisions for loan losses were increased by $41,000 or 431.6% from $9,500 for the quarter ended September 30, 1995 to $50,500 for the quarter ended September 30, 1996. The company reported a voluntary increase in general reserves as a result of the re-assessment of reserve balances needed to provide for increased exposure in outstanding loan categories other than one-to-four residential loans.

Noninterest income increased 52.8% up $34,786 for the three months ended September 30, 1996, over the same period in 1995. Loan servicing fees increased 21.6%, up $1,374 for the three months ended September 30, 1996 over the same period in 1995. There was an increase in gains on the sale of loans for the three months ended September 30, 1996 of $41,711 over the same period in 1995. This increase was attributable to the Bank's decision to re-enter the secondary mortgage market during 1996. Other non-interest income decreased 17.5% down $8,279 for the three months ended September 30, 1996 over the same period in 1995. Decreases in this area can primarily be attributable to non-receipt of insurance sales revenue due to service corporations, received annually in September.

                CECIL BANCORP, INC. AND SUBSIDIARIES

Noninterest expense increased 66.6% up $268,476 for the three months ended September 30, 1996, over the same period in 1995. Compensation and benefits increased 4.8% for the three months ended September 30, 1996 over the same period in 1995, which is a result of general merit increases and costs of benefits. Occupancy expense increased 22.8% for the three months ended September 30, 1996 over the same period in 1995, which is the result of the addition of leased space for the loan department, commencing in the quarter ended, September, 1995. Equipment and data processing expenses increased 22.2% for the three months ended September 30, 1996, over the same period in 1995. This increase can be attributable to a new hardware and software for the loan department. During the quarter ended September, 1996, $270,000, the one-time charge to recapitalize the Savings Association Insurance Fund were incurred. Other expenses decreased by 23.5% for the three months ended September 30, 1996 over the same period in 1995, as a result of cost cutting efforts and decreased service charge fees from correspondent banks.

Income tax expense for the three month period ended September 30, 1996 and 1995 was $46,684 and $75,320, which equates to effective rates of 102.4% and 38.1% respectively. During the quarter ended September 30, 1996, deferred taxes were adjusted by accountants to bring to actual.

Nine Months Ended September 30, 1996. Net income for the nine month period ended September 30, 1996 decreased $87,444 or 27.1% to $235,321, compared to net income for the same period in 1995. Return on average assets and return on average equity were .56% (annualized) and 4.49% (annualized) respectively, for the nine month period ended September 30, 1996. This compares to a return on average assets and return on average equity of .86% (annualized) and 6.01% (annualized) respectively, for the same period in 1995.

The one-time assessment to recapitalize the Savings Association Insurance Fund impacted earnings during the quarter ended September 30, 1996. Without the assessment, earnings would have increased by 24.3% to $401,047 for the nine months ended September 30, 1996 as compared to $322,765 for the nine months ended September 30, 1995. Return on average assets and return on average equity would have been .95% (annualized) and 7.65% (annualized) as compared to .86% (annualized) and 6.01% (annualized) for the same period in 1995. Excluding the Savings Association Insurance Fund assessment, earnings per share would have been $0.93 for the nine months ended September 30, 1996 as compared with $0.67 for the same period in 1995.

Net interest income, the Bank's primary source of income, increased 13.2% up $207,369 for the nine months ended September 30, 1996, over the same period in 1995. The weighted average yield on interest earning assets increased from 8.02% for the nine months ended September 30, 1995 to 9.94% for the nine months ended September 30, 1996 The weighted average rate paid on interest bearing liabilities decreased from 4.41% for the nine months ended September 30, 1995 to 4.28% for the nine months ended September 30, 1996.

                CECIL BANCORP, INC. AND SUBSIDIARIES

Interest on loans receivable increased by $477,209 or 17.7% from $2,701,077 for the nine months ended September 30, 1995 to $3,178,286 for the nine months ended September 30, 1996. The increase is attributable to an increase in the average balance outstanding of $5,887,221. The weighted average yield increased from 8.46% for the nine months ended September 30, 1995 to 12.81% for the nine months ended September 30, 1996.

Interest on mortgage backed securities increased $22,471 or 44.5% from $50,486 for the nine months ended September 30, 1995 to $72,957 for the nine months ended September 30, 1996. This is a result of an increase in the average balance outstanding and a slight increase in the weighted average yield.

Interest on investment securities decreased $6,321 or 6.0% from $104,556 for the nine months ended September 30, 1995 to $98,235 for the nine months ended September 30, 1996. Both the average balance and the weighted average yield declined slightly.

Interest on other investments increased $23,251, or 38.8% from $59,866 for the nine months ended September 30, 1995 to $83,117 for the nine months ended September 30, 1996. The average balance outstanding and the weighted average yield increased from 6.82% for the nine months ended September 30, 1995 to 7.64% for the nine months ended September 30, 1996.

Interest on savings deposits increased $255,205, or 19.3% from $1,319,472 for the nine months ended September 30, 1995 to $1,574,677 for the nine months ended September 30, 1996. The average balance outstanding increased $6,382,119 for the period noted above. The weighted average rate paid on deposits decreased from 4.38% for the nine months ended September 30, 1995 to 4.41% for the nine months ended September 30, 1996. Interest expense paid on borrowings increased $54,036 or 213.0% from $25,366 for the nine months ended September 30, 1995 to $79,402 for the nine months ended September 30, 1996. Increases are attributable to an increase in the average balance outstanding, which was offset by a slight decrease in the weighted average cost of funds.

Provisions for loan losses were increased by $44,000 or 179.6%, from $24,500 for the nine months ended September 30, 1995 to $68,500 for the nine months ended September 30, 1996. The company reported a voluntary increase in general reserves as a result of the re-assessment of reserve balances needed to provide for increased exposure in outstanding loan categories other than one-to-four residential.

                CECIL BANCORP, INC. AND SUBSIDIARIES

Noninterest income increased $63,234 or 38.1% to $229,235 for the nine months ended September 30, 1996 from $166,001 for the same period in 1995. Loan servicing fees increased 19.0%, up $3,383 for the nine months ended September 30, 1996 over the same period in 1995. This was a result of the increased balances in the loan servicing portfolio. Gains on sale of loans were up $47,762 for the nine months ended September 30, 1996 over the same period in 1995, as a result of re-entering the secondary market to sell fixed-rate loans. Other fees increased 8.1% up $9,947 for the nine months ended September 30, 1996 over the same period in 1995. Increases were primarily attributable to increases in fee income, from service charges and the addition of two new ATM machines.

Noninterest expense increased $351,818 or 29.9% to $1,529,658 for the nine month period ended September 30, 1996 from $1,177,840 for the nine months ended September 30, 1995. Compensation and benefits increased 17.0%, up $101,426 for the nine month period ended September 30, 1996 over the same period in 1995. Occupancy expenses increased 38.7%, up $21,438 for the nine months ended September 30, 1996 over the same period in 1995. Snow removal during the winter months and the lease expense for the additional office space rented for the loan department, commencing in the quarter ended September 1995 were major contributors to the increase. One-time charges to recapitalize the Savings Association Insurance Fund were incurred during the quarter ended September 30, 1996, which resulted in an increase in expense of $270,000 (tax effected to $165,726). Other expenses decreased 22.7%, down $81,225 for the nine month period ended September 30, 1996, over the same period in 1995. The decrease was attributable to a decrease in legal fees, cost cutting measure introduced and decreased fees from correspondent banks.

Income tax expense for the nine month period ended September 30, 1996 and 1995 was $174,272 and $212,043 which equates to effective rates of 42.6% and 39.6% respectively.

                CECIL BANCORP, INC. AND SUBSIDIARIES

Nonperforming Assets and Problem Loans
--------------------------------------

Management reviews and identifies all loans and investments that require a designation as nonperforming assets. These assets include: (i) loans accounted for on a nonaccrual basis, consisting of all loans 90 days or more past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at September 30, 1996:

                                             1996         1995
                                             ----         ----
Nonperforming loans:
   Residential mortgage                      $475,252    $133,587
   Consumer and other                         114,981         -0-

Assets required in settlement of loans
   Real estate held for development
     and sale
   Real estate held for investments
     and sale
   Repossessed assets                          73,000      73,000

     Total nonperforming assets              $663,233    $206,587

The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrower's ability to repay, past collection experience, risk characteristics of individual loans or groups of similar loans and underlying collateral, current and prospective economic conditions and status of nonperforming loans. Loans or portion thereof are charged-off when considered, in the opinion of management, uncollectible. The following table summarizes changes in the allowance for losses on loans during the nine months ended September 30:

                                             1996         1995
                                             ----         ----

Balance at beginning of period              $131,082    $108,325
Provision for loan losses                     50,500       9,500
Recoveries (Charge-offs), net                (11,470)        718
Balance at end of periods                   $170,112    $118,543


                CECIL BANCORP, INC. AND SUBSIDIARIES

CAPITAL ADEQUACY
----------------

The Company. Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Bank.    The Office of Thrift Supervision ("OTS"), which is
the bank's principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at September 30, 1996:

                             Tangible       Core      Risk-Based
                             --------       ----      ----------
Available capital             6,935         6,935       7,102
Required capital                900         1,801       2,968
Excess                        6,035         5,134       4,134

Available capital             11.55%        11.55%      19.15%
Required capital               1.50%         3.00%       8.00%
Excess                        10.05%         8.55%      11.15%

________________________________________________________________

The Federal Deposit Improvement Act of 1991 ("FDICIA") established five capital categories which are used to determine the rate of deposit insurance premiums paid by insured institution, thus introducing the concept of risk adjusted premiums. This act has the effect of requiring weaker banks to pay higher insurance premiums while allowing healthier, well capitalized banks to pay lower premiums. The following table summarizes the five capital categories and the minimum capital requirements for each of the three requirements:

                                  Tangible   Core     Risk-Based
                                  --------   ----     ----------

Well capitalized                    5+%       6+%         10+%
Adequately capitalized           4%-4.99%   4%-5.99%    8%-9.99%
Undercapitalized                 3%-3.99%   3%-3.99%    6%-7.99%
Significantly undercapitalized   2%-2.99%   2%-2.99%    0%-5.99%
Critically undercapitalized      0%-1.99%   -           -


On September 30, 1996, the Bank's capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Bank to pay lower deposit premiums.

                CECIL BANCORP, INC. AND SUBSIDIARIES

PART II.       Other Information                             PAGE

Item 1.       Legal Proceedings - Not Applicable

Item 2.       Changes in Securities - Not Applicable

Item 3.       Defaults Upon Senior Securities - Not Applicable

Item 4.       Submission of Matters to a Vote of Security
              Holders - Not Applicable

Item 5.       Other Information - Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              Exhibit 27 -- Financial Data Schedule

              No reports on Form 8-K were filed during the three months ended September 30, 1996

                CECIL BANCORP, INC. AND SUBSIDIARIES

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CECIL BANCORP, INC.


                                      BY:/S/  MARY BEYER HALSEY
                                         ----------------------
                                         Mary Beyer Halsey
                                         President
                                         Chief Executive Officer

Date:  September 30, 1996
--------------------------
                                                              20