Form 10KSB
period 1996-12-31
CECIL BANCORP INC
filed 1997-03-28
CIK 926865

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to ________

                        Commission File Number: 0-24926

                              CECIL BANCORP, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

            Maryland                                            52-1883546
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

   127 North Street, Elkton, Maryland                           21921-5547
----------------------------------------                  ----------------------
(Address of Principal Executive Offices)                        (Zip Code)

     Registrant's telephone number, including area code:  (410) 398-1650
                                                          --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                Not applicable
                                --------------

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.     Yes   X       No _____
                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 17, 1997, the aggregate market value of the 469,358 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $6.4 million based on the closing sales price of $16.00 per share of the Registrant's Common Stock on March 17, 1997. For purposes of this calculation, it is assumed that the 69,226 shares held by directors and officers of the Registrant are shares held by affiliates.

Transitional small business disclosure format (check one):  Yes _____   No   X
                                                                           -----

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     Cecil Bancorp, Inc. Cecil Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in July 1994. On November 10, 1994, Cecil Federal Savings Bank ("Cecil Federal" or the "Bank") converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company. As a result of the conversion and reorganization, the Company issued and sold 481,361 shares of its common stock at a price of $10.00 per share to its depositors, borrowers, stock benefit plans and the public, thereby recognizing net proceeds of $4,315,057. The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is classified as a unitary savings institution holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

     The Company's main office and telephone number are the same as Cecil Federal's (see below). At December 31, 1996, the Company had total assets of $60.3 million and stockholders' equity of $7.1 million, on a consolidated basis.

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

     Cecil Federal Savings Bank. Cecil Federal is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. It converted to a Federal mutual savings bank in January 1993 and, effective November 10, 1994, Cecil Federal converted from mutual to stock form, with the sale and issuance of 100,000 shares of its Common Stock to the Company. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since 1959. Cecil Federal's deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the FDIC and it is a member of the FHLB of Atlanta.

     Cecil Federal's primary business, as conducted through its two offices located in Elkton and North East, Maryland, is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil County, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds.

     The Bank has two wholly owned subsidiaries, Cecil Service Corporation and Northeastern Service Corporation. Cecil Service Corporation's primary business is leasing agent for the North East Plaza Branch and Northeastern Service Corporation's primary business is insurance agent for mortgage life and disability insurance for Cecil Federal's mortgage loan customers.

     Cecil Federal's business strategy is to operate as an independent community-oriented savings bank dedicated to residential mortgage lending, and, to a lesser extent, construction and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) emphasizing residential mortgage lending through the origination of adjustable-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) reducing interest rate risk exposure by better matching asset and liability maturities and rates; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining a high level of capital combined with moderate growth.

     At December 31, 1996, Cecil Federal had total assets of $60.3 million, deposits of $47.7 million, net loans receivable of $49.8 million, cash and investment securities of $5.0 million and retained earnings of $7.1 million. Cecil Federal's tangible capital to assets ratio at December 31, 1996 was 11.7%. Cecil Federal exceeds all current regulatory capital requirements.

MARKET AREA

     Cecil Federal's home office is located in the town of Elkton, Maryland, which is in Cecil County. Cecil Federal operates one full service branch office in North East, Maryland, which is also in Cecil County. Cecil Federal considers Cecil County to be its primary market area as substantially all of its lending and deposit gathering functions are performed within Cecil County.

     Cecil Federal attracts deposits through two full service offices in Cecil County, Maryland each with drive-through facilities. Cecil Federal's main office in Elkton has served as Cecil Federal's largest single source of deposits. Elkton is the County seat and has a population of 9,800. Elkton is a center for commerce and industry, education and health care for the County. Cecil Federal's full service branch is located in the North East Shopping Plaza in North East. North East has a population of 1,913 and is geographically located in the center of Cecil County. The population of Cecil County was 71,347 as of the 1990 census.

     Major employers in Cecil County are Perry Point Veterans Hospital, medical services; W.L. Gore & Associates, GORE-TEX fabric products; Union Hospital, medical services; Thiokol Corporation; Blue Chip Products, automotive products; Terumo Medical, medical products; as well as State, County and Local Governments.

     Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states - Maryland, Delaware, Pennsylvania and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between 5 rivers and the Chesapeake Bay.

LENDING ACTIVITIES

     GENERAL. Cecil Federal's primary business is the origination of mortgage loans secured by single-family residential real estate located primarily in
Cecil County, Maryland.   To a lesser extent, Cecil Federal also makes loans on
commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans, and loans secured by deposit accounts.

ANALYSIS OF LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO

     Set forth below is selected data relating to the composition of Cecil Federal's loan and mortgage-backed securities portfolio by type of loan and type of security at the dates indicated. At December 31, 1996, Cecil Federal had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                At December 31,
                                            ----------------------------------------------------------------------------------------
                                                  1996              1995              1994              1993              1992
                                            ----------------  ----------------  ----------------  ----------------  ----------------
                                            Amount      %     Amount      %     Amount      %     Amount      %     Amount      %
                                            ------   -------  ------   -------  ------   -------  ------   -------  ------   -------
                                                                             (Dollars in thousands)
Type of Loan
------------

Real estate loans:
  Construction loans (1)..................  $ 2,920    5.87%  $   867    1.87%  $ 1,132    2.89%  $ 1,517    4.40%  $ 1,089    3.25%

  One- to four-family residential (2)(3)..   41,800   83.97    40,273   86.64    33,421   85.30    30,325   87.94    29,391   87.65
  Multi-family residential................      100     .20       103     .22       106     .27       109     .32       111     .33
  Land....................................    1,569    3.15     2,070    4.45     2,081    5.31       832    2.41       784    2.34
  Commercial..............................    2,675    5.37     1,635    3.52     1,347    3.44       831    2.41     1,049    3.13

Commercial business loans.................      695    1.40       613    1.32       439    1.12       289     .84       315     .94

Consumer loans:
  Automobile loans........................      655    1.32       569    1.22       291     .74        64     .19       177     .53
  Education loans.........................       87     .17        85     .18        60     .15        50     .14        48     .14
  Savings account loans...................      632    1.27       604    1.30       543    1.39       582    1.69       639    1.91
  Home improvement loans..................       12     .02        23     .05        48     .12        34     .10        21     .06
  Personal loans..........................    1,769    3.56     1,542    3.32     1,100    2.81       695    2.02       747    2.23
                                            -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
      Subtotal loans......................   52,914  106.30    48,384  104.09    40,568  103.54    35,328  102.46    34,371  102.51


Less:
  Loans held for sale.....................    1,708    3.43       671    1.44
  Loans in process........................    1,260    2.53       945    2.03     1,102    2.81       624    1.82       629    1.88
  Discounts and other.....................       48     .10       172     .37       179     .46       130     .38       141     .42
  Loan loss reserve.......................      118     .24       114     .25       106     .27        89     .26        67     .21
                                            -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
     Total loans..........................   49,780  100.00%   46,482  100.00%  $39,181  100.00%  $34,485  100.00%  $33,534  100.00%
                                            =======  ======   =======  ======   =======  ======   =======  ======   =======  ======

Mortgage-backed securities................  $ 2,165           $   872           $ 1,026           $   545           $   966
                                            =======           =======           =======           =======           =======
     Total loans and mortgage-backed
       securities.........................  $51,945           $47,354           $40,207           $35,030           $34,500
                                            =======           =======           =======           =======           =======

--------------------
(1)  All construction loans were for residential properties.
(2)  Includes home equity loans.
(3)  Includes loans held for sale.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. As of December 31, 1996, loans on one- to four-family residential properties accounted for approximately 83.97% of Cecil Federal's loan portfolio. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Farmers' Home Association ("FmHA") and loans originated under the Maryland Community Development Administration ("CDA") loan program.

     Cecil Federal's mortgage loan originations are generally for terms of 15, 20 and 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by Cecil Federal customarily contain "due-on-sale" clauses which permit Cecil Federal to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

     Cecil Federal uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. Cecil Federal's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under FmHA and CDA programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in Cecil Federal's loan portfolio have loan-to-value ratios of 80% or less.

     Cecil Federal, since the early 1980s, has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by Cecil Federal include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term. Cecil Federal also offers a loan product which provides for a fixed interest rate for the first ten years, and then converts to a one year adjustable rate loan.

     Cecil Federal retains all adjustable-rate mortgages it originates, which are designed to reduce Cecil Federal's exposure to changes in interest rates. Cecil Federal's adjustable rate mortgages include caps on increases or decreases of 2% per year, and 6% over the life of the loan. The retention of adjustable-rate mortgage loans in Cecil Federal's loan portfolio helps reduce Cecil Federal's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

     Cecil Federal also originates conventional fixed-rate mortgages with terms of 15, 20 or 30 years. Cecil Federal has originated all fixed-rate mortgage loans in recent years for sale in the secondary mortgage market, and a substantial majority of all fixed-rate loans originated since 1990 have been sold, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), with servicing retained by Cecil Federal. Management assesses its fixed rate loan originations on an ongoing basis to determine whether the Bank's portfolio position warrants the loans being sold or held in the Bank's portfolio.

     During the year ended December 31, 1996, Cecil Federal originated $10.7 million in adjustable-rate mortgage loans and $4.0 million in fixed-rate mortgage loans (of which $2.6 million of fixed-rate mortgage loans were sold in the secondary mortgage market). Approximately 39% of all loan originations during 1996 were refinancings of loans already in Cecil Federal's loan portfolio. At December 31, 1996, Cecil Federal's loan portfolio included $33.0 million in adjustable rate one- to four-family residential mortgages or 66.29% of Cecil Federal's loan portfolio, and $8.8 million in fixed rate one-to four-family residential loans or 17.68% of Cecil Federal's portfolio.

     Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed an 80% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. As of December 31, 1996, Cecil Federal had $3.1 million outstanding in second mortgage loans.

     During the first quarter of 1995, Cecil Federal began offering home equity lines of credit. These loans are secured by a junior lien on residential real estate. Customers are approved for a line of credit which provides for an interest rate which varies monthly and customers pay 2% of the balance per month. At December 31, 1996, Cecil Federal had $.9 million in outstanding home equity loans.

     CONSTRUCTION LENDING. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend to builders, and has, on occasion, loaned funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 75%. Substantially all construction loans originated convert to a permanent loan. Cecil Federal has financed the construction of non-residential properties on a case by case basis. At December 31, 1996, the loan portfolio included $2.9 million in loans secured by properties under construction.

     A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Cecil Federal originated $2.1 million in construction loans during the year ended December 31, 1996. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

     LAND LOANS. Cecil Federal also, from time to time, originates loans secured by raw land. Land loans originated to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans originated to developers have terms of up to three years. All land loans have a loan-to-value ratio not exceeding 75%. In December 1994, Cecil Federal originated a loan for $675,000, Cecil Federal's largest loan, which is secured by raw land. The loan is a 2 year loan, adjustable annually, with a 55% loan to value ratio. This loan was made to a group of local business persons (experienced in real estate development) who are developing the land into residential building lots. Additionally, in March 1994 Cecil Federal originated a loan for $500,000, which is secured by raw land. The loan is a three year loan, adjustable annually, with a 65% loan to value ratio. This loan was made to a borrower with whom Cecil Federal has dealt for many years, and who has a significant amount of experience in developing residential building lots for subsequent sale. Both loans were current as of December 31, 1996. Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers, experienced in the development and sale of raw land. At December 31, 1996 Cecil Federal had $1.6 million in land loans outstanding, or 3.15% of Cecil Federal's loan portfolio.

     RISKS OF CONSTRUCTION LENDING AND LAND LOANS. Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. The Bank also limits construction lending and loans on raw land to the Cecil County market area, with which management is familiar. All construction loans and loans on raw land in Cecil Federal's loan portfolio were performing according to their terms at December 31, 1996.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings and retail establishments which are located in Cecil Federal's primary market area. At December 31, 1996, loans secured by multi-family (i.e., more than four units) totaled $100,000, or .2%, of Cecil Federal's total loan portfolio and loans secured by commercial properties constituted approximately $2.7 million, or 5.37%, of Cecil Federal's total loan portfolio.

     Multi-family and commercial real estate loans generally have terms of 20 years, and provide for interest rate adjustments every one, three or five years. Multi-family and commercial mortgages are generally made in amounts not exceeding 75% of the lesser of the appraised value or purchase price of the property. All of Cecil Federal's multi-family and commercial property loans require regular payments of principal and interest.

     Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one-to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Cecil Federal seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans and, restricting such loans to its primary market area.

     COMMERCIAL BUSINESS LOANS. Cecil Federal offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a six month term, while lines of credit can remain open for longer periods. All owners, partners and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved and the strength of the borrower's firm and position. At December 31, 1996 Cecil Federal had $695,000 outstanding in commercial business loans.

     Commercial business lending entails significant risk, as the payments on such loans may depend upon the successful operation or management of the business involved. Although Cecil Federal attempts to limit its risk of loss on such loans by limiting the amount and the term, and by requiring personal guarantees of principals of the business (when additional guarantees are deemed necessary by management and such guarantees are allowed by regulation), the risk of loss on commercial business loans is substantially greater than the risk of loss from residential real estate lending.

     CONSUMER LENDING. Consumer loans comprise the second largest category of loans outstanding for Cecil Federal. Cecil Federal's consumer loans consist of automobile loans, savings account loans, education loans and home improvement loans and other consumer loans. At December 31, 1996, the consumer loan portfolio totaled $3.2 million, or 6.34%, of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio.

     Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. At December 31, 1996, the total amount of automobile loans was $655,000.

     Cecil Federal makes savings account loans for up to 90% of the amount of the depositor's savings account balance. The maximum amount of the loan takes into consideration the amount of interest due. The term of the loan is either interest due monthly on demand, or a term loan not to exceed 5 years. The interest rate is 2% higher than the rate being paid on the savings account.

     Cecil Federal's education loans are made to existing deposit customers, in amounts of up to $10,000, and are paid out over four years, with $2,500 disbursed per year. Interest is payable annually until the student leaves school and amortization over an eight year period then begins.

     Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. At December 31, 1996, the total amount of other consumer loans (which consist of personal loans) was $1,769,000.

     Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, Cecil Federal's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that Cecil Federal's delinquency rate on consumer loans will continue to remain low in the future.

     MORTGAGE-BACKED SECURITIES. Due to reduced opportunities for loan originations in Cecil Federal's market area and pursuant to its asset/liability management strategy, Cecil Federal has invested excess funds in mortgage-backed securities. At December 31, 1996, the total investment in mortgage-backed securities was $2,165,000. In April 1994, Cecil Federal purchased $750,000 in fixed-rate FHLMC participation certificates with a maturity of 5 years, an estimated life of 3 years, yielding approximately 6.0%. In September 1996, the Bank also purchased $1,750,000 in fixed-rate participation certificates with a maturity of 5 years, an estimated life of 3 years, yielding approximately 6.82%.

     Prepayments in Cecil Federal's mortgage-backed securities portfolio may be affected by declining and rising interest rate environments. In a low and falling interest rate environment, prepayments would be expected to increase.
In such an event, Cecil Federal's fixed-rate securities purchased at a premium price could result in actual yields that are lower than anticipated yields. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. Cecil Federal has historically invested in mortgage-backed securities as an alternative investment to supplement its lending efforts and maintain compliance with certain regulatory requirements. See "Regulation -- Qualified Thrift Lender Test." Further, under the OTS's risk-based capital requirement, FHLMC mortgage-backed securities have a risk weight of 20%, in contrast to the 50% risk weight carried by one- to four-family performing residential loans. See "Regulation -- Regulatory Capital Requirements." Mortgage-backed securities may also be used as collateral for borrowings and through repayments, as a source of liquidity. Further, since they have relatively short terms, Cecil Federal's mortgage-backed securities are helpful in limiting Cecil Federal's interest rate risk. Cecil Federal's mortgage-backed securities purchases decreased in recent months in response to increased loan demand.

LOAN MATURITY SCHEDULE

     The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in Cecil Federal's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                                         Due after            Due after           Due after
                                  Due during the year ending             3 through            5 through          10 through
                                          December 31,                 5 years after        10 years after     15 years after
                             --------------------------------------  December 31, 1996    December 31, 1996   December 31, 1996
                                 1997         1998         1999
                             ------------  -----------  -----------  -----------------    -----------------  -----------------
                                                                       (In thousands)
Real estate mortgage (1)(2)     $1,927       $  775       $1,028           $3,457               $5,910            $12,779
Real estate construction
 (1).......................      2,117          803           --               --                   --                 --
Consumer and commercial
  business.................      2,075          814          541              420                   --                 --
                                ------       ------       ------           ------               ------            -------
    Total..................     $6,119       $2,392       $1,569           $3,877               $5,910            $12,779
                                ======       ======       ======           ======               ======            =======

                                      Due after 15
                                      years after
                                   December 31, 1996       Total
                                   -----------------       -----
Real estate mortgage (1)(2)                $20,268        $46,144
Real estate construction
 (1).......................                     --          2,920
Consumer and commercial
  business.................                     --          3,850
                                           -------        -------
    Total..................                $20,268        $52,914
                                           =======        =======

--------------------
(1)  Loans are not net of loans in process and discounts.
(2)  Includes loans held for sale.



     The next table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                            Predetermined    Floating or
                                Rates      Adjustable Rates
                            -------------  ----------------
                                    (In thousands)

Real estate mortgage......     $ 8,800           $37,344
Real estate construction..       1,919             1,001
Consumer and commercial
 business.................       2,905               945
                               -------           -------
  Total...................     $13,624           $39,290
                               =======           =======

     LOAN SOLICITATION AND PROCESSING. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a qualified fee appraiser approved by Cecil Federal. The Board of Directors of Cecil Federal has the responsibility and authority for general supervision over the lending policies of Cecil Federal. The Board has established written lending policies for Cecil Federal and has delegated to its Loan Committee the authority to approve all loans of up to $200,000. Secured loans of up to $50,000 and unsecured loans of up to $25,000 may be approved by Chief Executive Officer Mary Halsey or Chief Operating Officer Brian Hale. Secured loans of up to $25,000 and unsecured loans of up to $15,000 may be approved by Vice President Feltman. Assistant Secretary Slijepcevic may approve secured loans of up to $25,000 and unsecured loans up to $5,000. Branch managers may approve secured loans up to $10,000 and unsecured loans up to $2,500. The Loan Committee consists of Chief Executive Officer Halsey, Senior Vice President Hale, Vice President Feltman, two or three directors and the chairman of the Appraisal Committee. All loans over $200,000 must be approved by the full Board of Directors. Interest rates on approved loans are subject to change if the loan is not funded within 60 days after approval, unless a written commitment has been made for a longer period. It has been management's experience that substantially all approved loans are funded.

     The aggregate amount of loans which a federal institution may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital as determined under the capital standards mandated by FIRREA. In addition, FIRREA authorizes the Director of OTS to permit federal savings institutions to exceed the 400% of capital limit in certain circumstances. This restriction has not had a material impact on Cecil Federal's operations.

     With certain limited exceptions, the maximum amount the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Home Owners' Loan Act ("HOLA") additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings institution is in compliance with the fully phased-in capital requirements, (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. HOLA also authorizes loans to any one borrower to finance sales of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Loans-to-one-borrower limits do not apply to purchase money notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings association is not placed in a more detrimental position as the result of such sale. Under these limits, Cecil Federal's loans-to-one borrower cannot exceed $1,078,050. At December 31, 1996, the largest amount loaned or committed to one borrower by Cecil Federal was $347,718. This amount consisted of one single-family dwelling with an appraised value of $550,000. At December 31, 1996, the second largest loan or committed to one borrower was $346,727. This amount consisted of one single-family dwelling with an appraised value of $595,000.

     LOAN ORIGINATIONS AND SALES. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. Applications are taken at both offices, but are processed in Cecil Federal's main office, and submitted for approval, as noted above.

     Cecil Federal has not purchased loans in the secondary mortgage market.
All fixed-rate loans are originated according to FHLMC guidelines and, depending on market conditions, may be sold to FHLMC after origination. Cecil Federal retains servicing on all loans sold.

     Set forth below is a table showing Cecil Federal's loan and origination, purchase and sale activity for the periods indicated.

                                               Year Ended December 31,
                                             ----------------------------
                                                 1996    1995     1994
                                                 ----    ----     ----
                                                    (In thousands)
Loans originated:
 Real estate loans:
  Construction loans.........                  $ 2,083  $   669  $ 1,332
  One- to four-family........                   14,674   14,324    8,927
  Multi-family...............                       --       --       --
  Non-residential and other..                    1,627      958    2,376
 Consumer loans..............                    2,774    2,403    1,519
 Commercial loans............                      135      715      200
                                               -------  -------  -------
  Total loans originated.....                  $21,293  $19,069  $14,354
                                               =======  =======  =======

Loans sold:
 Whole loans.................                  $ 2,572  $ 1,046  $ 1,680
                                               -------  -------  -------
  Total loans sold...........                  $ 2,572  $ 1,046  $ 1,680
                                               =======  =======  =======

     INTEREST RATES AND LOAN FEES. Interest rates charged by Cecil Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and general supply of money in the economy.

     In addition to interest earned on loans, Cecil Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by Cecil Federal. Cecil Federal also receives servicing fees of .25% to .375% of the loan amount of the loans that it services. At December 31, 1996, Cecil Federal was servicing $16.8 million in loans for other financial institutions. For the years ended December 31, 1996, 1995 and 1994 Cecil Federal recognized servicing income of $39,600, $36,000 and $33,400, respectively, and total fee income of $186,500, $157,000 and $147,000, respectively.

     NON-PERFORMING LOANS AND OTHER PROBLEM ASSETS. Management reviews Cecil Federal's portfolio on a regular basis. Cecil Federal's collection procedures provide that when a loan becomes 10 days past due a written notification of the late payment is sent. When the loan is past due 30 days, the borrower is contacted by telephone, and payment is requested. After 45 days past due, a property inspection and customer visit takes place. If payment is not received by the time the loan is 90 days past due, the loan is placed on non-accrual status, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. After a loan becomes past due 60 days, Cecil Federal also provides a final notice that it will initiate legal proceedings in 30 days, after which foreclosure procedures commence. Loans are charged-off when management concludes that they are uncollectible.

     Real estate acquired by Cecil Federal as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of its unpaid principal balance or fair value. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for losses. Past OTS examinations of general reserves have resulted in them being "minimally adequate." In response,

Cecil Federal, based on Management's evaluation of the composition of its loan portfolio, is currently increasing its reserves to provide a more adequate reserve against future possible losses and delinquencies.

     The following table sets forth information with respect to Cecil Federal's non-performing assets at the dates indicated. At the dates shown, Cecil Federal, had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                    At December 31,
                                                   --------------------------------------------------
                                                     1996       1995       1994      1993      1992
                                                   ---------  ---------  --------  --------  --------
                                                                  (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
 Residential real estate.........................  $260,060   $216,063   $14,896   $47,511   $54,985
 Consumer........................................        --         --        --        --        --
                                                   --------   --------   -------   -------   -------
  Total..........................................  $260,060   $216,063   $14,896   $47,511   $54,985
                                                   ========   ========   =======   =======   =======

Accruing loans which are contractually past
 due 90 days or more:
 Residential real estate.........................  $     --   $     --   $    --   $    --   $    --
 Consumer........................................        --         --        --       555        --
                                                   --------   --------   -------   -------   -------
  Total..........................................  $     --   $     --   $    --   $   555   $    --
                                                   ========   ========   =======   =======   =======
  Total of nonaccrual and 90 days past
   due loans.....................................  $260,060   $216,063   $14,896   $48,066   $54,985
                                                   ========   ========   =======   =======   =======

Percentage of total loans........................       .50%       .46%      .04%      .14%      .16%
                                                   ========   ========   =======   =======   =======

Other non-performing assets......................  $     --   $ 73,000   $73,000   $73,000   $73,000
                                                   ========   ========   =======   =======   =======

--------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.


     Except as discussed below, at December 31, 1996, Cecil Federal did not have any loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or restructured.

     At December 31, 1996, Cecil Federal's nonaccruing loans and accruing loans more than 90 days past due totaled $260,060, which consisted of six single-family residential properties. During the year ended December 31, 1996, gross interest income of $26,976 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the respective period.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general and specific allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish a specified allowance in the amount of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention, is required to be designated as "special mention." Currently, general loss allowances established to cover losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulatory Capital Requirements."

     In originating loans, Cecil Federal recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. General allowances are made pursuant to management's assessment of the risk in Cecil Federal's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor Cecil Federal's asset quality and to charge off loans against the allowance for loan losses when appropriate, or to provide specific loss reserves when necessary. Based on these factors, Cecil Federal contributes to its general loan loss reserve as it considers necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions vary from the assumptions used in making the initial determinations.

     In December 1993 the banking regulatory agencies, including the OTS, adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of Cecil Federal's allowance for loan losses for the periods indicated.

                                                   Years Ended December 31,
                                            --------------------------------------
                                             1996    1995    1994    1993    1992
                                            ------  ------  ------  ------  ------
                                                    (Dollars in thousands)

Balance at beginning of period............  $ 114   $ 106   $  89   $  67   $  30
                                            -----   -----   -----   -----   -----

Loans charged-off:
  Residential real estate mortgage loans..     --      --      --      --      --
  Consumer................................    119      32      25       9       3
                                            -----   -----   -----   -----   -----
Total charge-offs.........................    119      32      25       9       3
                                            -----   -----   -----   -----   -----

Recoveries:
  Residential real estate mortgage loans..     --      --      --      --      --
  Consumer................................     20       5       8       3       7
                                            -----   -----   -----   -----   -----

Total recoveries..........................     20       5       8       3       7
                                            -----   -----   -----   -----   -----

Net loans charged-off.....................     99      27      17       6      (4)
                                            -----   -----   -----   -----   -----

Provision for loan losses.................    103      35      34      28      33
                                            -----   -----   -----   -----   -----
Balance at end of period..................  $ 118   $ 114   $ 106   $  89   $  67
                                            =====   =====   =====   =====   =====

Ratio of net charge-offs to average
  loans outstanding during the period.....    .04%    .06%    .04%    .02%     --%
                                            =====   =====   =====   =====   =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           At December 31,
                                     -------------------------------------------------------------------------------------------
                                            1996               1995              1994              1993             1992
                                     -----------------  -----------------  -----------------  ----------------  ----------------
                                      Amount      %      Amount      %      Amount      %     Amount      %     Amount      %
                                     --------  -------  --------  -------  --------  -------  -------  -------  -------  -------
                                                                       (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  Construction loans...............  $  8,000    5.87%  $     --    1.87%   $    --    2.89%  $    --    4.40%  $    --    3.25%
  One- to four-family residential..    31,200   83.97     85,500   86.64     79,500   85.30    66,750   87.94    50,250   87.65
  Multi-family residential.........        --     .20         --     .22         --     .27        --     .32        --     .33
  Land.............................     7,000    3.15         --    4.45         --    5.31        --    2.41              2.34
  Commercial.......................     8,000    5.37         --    3.52         --    3.44        --    2.41        --    3.13

Commercial loans...................     9,000    1.40         --    1.32         --    1.12        --     .84        --     .94

Automobiles........................        --    1.32         --    1.22         --     .74        --     .19        --     .53
Education loans....................        --     .17         --     .18         --     .15        --     .14        --     .14
Savings account loans..............        --    1.27         --    1.30         --    1.39        --    1.69        --    1.91
Home improvement loans.............        --     .02         --     .05         --     .12        --     .10        --     .06
Personal loans.....................    54,800    3.56     28,500    3.32     26,500    2.81    22,250    2.82    16,750    2.23
                                     --------  ------   --------  ------   --------  ------   -------  ------   -------  ------
                                      118,000  106.30    114,000  104.09    106,000  103.54    89,000  102.46    67,000  102.51

Less:
  Loans held for sale..............        --    3.43         --    1.44
  Loans in process.................        --    2.53         --    2.03         --    2.81        --    1.82        --    1.88
  Discounts and other..............        --     .10         --     .37         --     .46        --     .38        --     .42
  Loan loss reserve................        --     .24         --     .25         --     .27        --     .26        --     .21
                                     --------  ------   --------  ------   --------  ------   -------  ------   -------  ------
Total allowance for loan losses....  $118,000  100.00%  $114,000  100.00%  $106,000  100.00%  $89,000  100.00%  $67,000  100.00%
                                     ========  ======   ========  ======   ========  ======   =======  ======   =======  ======

     INVESTMENT ACTIVITIES. Cecil Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation." It has generally been Cecil Federal's policy to maintain a liquidity portfolio substantially in excess of the amount required to satisfy regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, Management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short term demand for funds to be used in Cecil Federal's loan origination and other activities.

     The general objectives of Cecil Federal's investment policy are to (i) maintain liquidity levels sufficient to meet the operating needs of Cecil Federal and applicable regulatory requirements, (ii) minimize interest rate risk by managing the repricing characteristics of Cecil Federal's assets and liabilities, (iii) reduce credit risk by investing primarily in U.S. Treasury and agency securities and (iv) absorb excess liquidity when loan demand is low
and/or deposit growth is high.   Cecil Federal's investment activities are
conducted by senior management (specifically Chief Executive Officer Halsey and supervised by the Board of Directors. Investments are governed by an investment policy adopted by the Board, which currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating Cecil Federal's asset/liability management objectives (e.g., limiting the weighted average terms to maturity or repricing of Cecil Federal's interest-earning assets). In accordance with the policy, management has primarily invested in U.S. Treasury, government and agency securities and mutual funds.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). This statement addresses the accounting and reporting for investment securities having readily determinable fair values and for all investments in debt securities. SFAS 115 requires that investment and mortgage-backed securities are classified as follows:

     . Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

     . Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     . Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

SFAS 115 is effective for fiscal years beginning after December 15, 1993. This statement may create more volatility in the Bank's stockholders' equity as well as that of many other institutions.

     Cecil Federal carries its investments at cost as adjusted for discounts and unamortized premiums. Cecil Federal's intention is to hold all investments to maturity and Cecil Federal does not currently foresee any conditions that would require any sales of its investments. For additional information, see Notes 1 and 4 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of Cecil Federal's investment securities portfolio at the dates indicated.

                                                         At December 31,
                                              -----------------------------------------------
                                                   1996             1995           1994
                                                   ----             ----           ----
Investment securities:
  U.S. government and agency securities.....       $2,490,069    $2,000,015     $3,470,332
  Other.....................................          496,358       247,724        229,165
                                                   ----------    ----------     ----------
    Total investment securities.............        2,986,427     2,247,739      3,699,497
Federal funds sold..........................               --       100,000        650,000
Interest-earning deposits and certificates
  of deposit................................          502,207     1,036,527      1,103,265
FHLB stock..................................          422,900       422,900        422,900
                                                   ----------    ----------     ----------
     Total investments......................       $3,911,534    $3,850,166     $5,875,662
                                                   ==========    ==========     ==========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Cecil Federal's investment portfolio at December 31, 1996.

                                        One Year or Less    One to Five Years     Five to Ten Years     More than Ten Years
                                        ----------------    -----------------     -----------------     -------------------
                                       Carrying   Average   Carrying  Average     Carrying  Average      Carrying  Average
                                        Value      Yield     Value     Yield       Value     Yield        Value     Yield
                                      --------    -------   -------    ------      -------   ------       --------  -------
                                                                                            (Dollars in thousands)
Securities available for
 sale (1):
 U.S. government and
  agency securities...............    $  496,358     5.85%  $     --       -- %   $     --       -- %    $     --       -- %
 Other............................            --       --         --       --           --       --            --       --
 Interest-earning deposits and
  certificates of deposits........            --       --         --       --           --       --            --       --
 FHLB stock.......................            --       --         --       --           --       --            --       --
                                      ----------            --------              --------               --------
  Total...........................    $  496,358     5.85   $     --       --     $     --       --      $     --       --
                                      ==========            ========              ========               ========

Securities held to
 maturity (1):
 U.S. government and
  agency securities...............    $2,490,069     5.27   $     --       --     $     --       --      $     --       --
 Other............................            --       --         --       --           --       --            --       --
 Interest-earning deposits and
  certificates of deposits........       502,207     5.01         --       --           --       --            --       --
 FHLB stock.......................            --       --         --       --      422,900     7.25            --       --
                                      ----------            --------              --------               --------
  Total...........................    $2,992,276     5.22   $     --       --     $422,900     7.25      $     --       --
                                      ==========            ========              ========               ========

                                          Total Investment Portfolio
                                        -------------------------------
                                          Carrying    Market    Average
                                           Value      Value      Yield
                                          --------  ----------  --------
   ...............................
Securities available for
 sale (1):
 U.S. government and
  agency securities...............        $     --  $  496,358     5.85%
 Other............................              --          --       --
 Interest-earning deposits and
  certificates of deposits........              --          --       --
 FHLB stock.......................              --          --       --
                                          --------  ----------
  Total...........................        $     --  $  496,358     5.85%
                                          ========  ==========

Securities held to
 maturity (1):
 U.S. government and
  agency securities...............        $     --  $2,490,069     5.27
 Other............................              --          --       --
 Interest-earning deposits and
  certificates of deposits........              --     502,207     5.01
 FHLB stock.......................              --     422,900     7.25
                                          --------  ----------
  Total...........................        $     --  $3,415,176     5.48
                                          ========  ==========

_____________________
(1) In connection with its adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994, the Bank classified $496,358 in mutual funds as available for sale. There was no aggregate impact on retained earnings due to the adoption of SFAS No. 115.

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of Cecil Federal's funds for lending and other investment purposes. In addition to deposits, Cecil Federal derives funds from loan principal repayments and interest payments and maturing investment securities. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes. Cecil Federal primarily utilizes advances from the Federal Home Loan Bank of Atlanta for borrowings.

     DEPOSITS. Deposits are attracted principally from within Cecil Federal's primary market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. Cecil Federal also offers individual retirement accounts ("IRAs").

     Cecil Federal's policies are designed primarily to attract deposits from local residents. Cecil Federal does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Cecil Federal on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                                   Increase                                Increase
                                                  (Decrease)                              (Decrease)
                         Balance at                  From        Balance at                  From        Balance at
                        December 31,      %      December 31,   December 31,      %      December 31,   December 31,      %
                            1996      Deposits       1995           1995      Deposits       1994           1994      Deposits
                        ------------  ---------  -------------  ------------  ---------  -------------  ------------  ---------
                                                                (Dollars in thousands)
Regular checking......       $   919      1.92%        $  232        $   687      1.53%       $  (184)       $   871       2.2%
NOW accounts..........         3,829      8.03            152          3,677      8.20            249          3,428       8.5
Passbook..............         8,801     18.46           (663)         9,464     21.10         (2,314)        11,778      29.3
Statement savings.....         1,249      2.62            641            608      1.36            608
Commercial checking...            25       .05              2             23       .05             23
Money market..........         2,618      5.49           (408)         3,026      6.75           (157)         3,183       7.9
Christmas club........            80       .17             10             70       .15             (9)            79        .2
91 day CD.............         4,320      9.06          1,497          2,823      6.29          2,662            161        .4
6 month CD............         4,004      8.40          1,271          2,733      6.09            418          2,315       5.8
1 year CD.............         5,265     11.04           (461)         5,726     12.77          1,169          4,557      11.3
18 month CD...........         2,001      4.20           (280)         2,281      5.09            860          1,421       3.5
30 month CD...........         2,261      4.74            (22)         2,283      5.09            245          2,038       5.1
42 month CD...........           177       .37              7            170       .38            (79)           249        .6
60 month CD...........         3,979      8.35            274          3,705      8.26            450          3,255       8.1
18 month IRA CD.......         7,012     14.71            (74)         7,086     15.80            223          6,863      17.1
14 month variable CD..         1,139      2.39            649            490      1.09            490             --        --
                             -------     -----         ------        -------    ------        -------        -------     -----
                             $47,679     100.0%        $2,827        $44,852    100.00%       $ 4,654        $40,198     100.0%
                             =======     =====         ======        =======    ======        =======        =======     =====

SAVINGS PORTFOLIO

   Savings deposits in Cecil Federal at December 31, 1996 were represented by the various types of savings programs described below.

Interest           Minimum                                       Minimum                  Percentage of
  Rate*              Term                Category                 Amount     Balances     Total Savings
--------           -------               --------                -------     --------     --------------
                                                                           (In thousands)
 -- %             None        Regular checking                   $    50      $   944           1.97%
1.98              None        NOW Accounts                            50        3,829           8.03
3.00              None        Statement Savings                       10        1,249           2.62
3.00              None        Passbook Accounts                       10        8,801          18.46
3.00              None        Money Market Deposit Accounts        2,500        2,618           5.49
3.00              1 year      Club Accounts                            1           80            .17

                              Certificates of Deposit
                              -----------------------------

4.00              91 days     91-day certificate                     500        4,320           9.06
5.42              14 month    Variable Rate/Fixed Term            10,000        1,139           2.39
5.25              12-month    Fixed-Term, Fixed-Rate                 500        5,265          11.04
5.45              30-month    Fixed-Term, Fixed-Rate                 500        2,261           4.74
5.30              18-month    Fixed-Term, Fixed-Rate                 500        2,001           4.20
5.62              60-month    Fixed-Term, Fixed-Rate                 500        3,979           8.35
5.15              18-month    18-Month IRA Accounts                  500        7,012          14.71
5.00              182 days    6-month Money Market                   500        4,004           8.40
5.50              42 months   Fixed-Term, Fixed-Rate                 500          177            .37
                                                                              $47,679          100.0%
                                                                              =======          =====

____________________
*    Represents weighted average interest rate.



TIME DEPOSITS BY RATES

     The following table sets forth the time deposits in Cecil Federal classified by rates at the dates indicated.

                                        At December 31,
                               ------------------------------------
                                  1996        1995           1994
                               ---------     -------        -------
                                         (In thousands)
2 -  3.99% (1)..............     $   242     $   261        $ 4,875
4 -  5.99%..................      25,163      16,868         14,866
6 -  7.99%..................       4,833      10,226          1,120
8 -  9.99% (2)..............          --          12            167
                                 -------     -------        -------
                                 $30,238     $27,367        $20,938
                                 =======     =======        =======

____________________
(1)  Includes Club Accounts.
(2) There are no officers or directors of Cecil Federal earning over 8% on their deposits.

TIME DEPOSIT MATURITY SCHEDULE

     The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                          Amount Due
                       --------------------------------------------------------
                       Less Than                             After
     Rate              One Year    1-2 Years  2-3 Years     3 Years     Total
     ----              --------    ---------  ---------     -------   ---------
                                            (In thousands)
   2 -  3.99% (1)...    $   242       $   --     $   --      $   --    $   242
   4 -  5.99% ......     18,059        5,493      1,012         599     25,163
   6 -  7.99% ......      3,574          276        250         733      4,833
                        -------       ------     ------      ------    -------
                        $21,875       $5,769     $1,262      $1,332    $30,238
                        =======       ======     ======      ======    =======

____________________
(1)  Includes Club Accounts.



     The following table indicates the amount of Cecil Federal's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                              Certificates
     Maturity Period                          of Deposits
     ---------------                          -----------
                                             (In thousands)
     Three months or less............               $2,773
     Over three through six months...                2,474
     Over six through twelve months..                  568
     Over twelve months..............                1,209
                                                    ------
      Total..........................               $7,024
                                                    ======


SAVINGS DEPOSIT ACTIVITY

     The following table sets forth the savings activities of Cecil Federal for the periods indicated.

                                                                    Year Ended December 31,
                                                           -------------------------------------
                                                              1996          1995         1994
                                                              ----          ----         ----
                                                                       (In thousands)
Deposits...........................................            $92,077       $72,700      $89,410
Withdrawals........................................             91,349        75,528       91,873
                                                               -------       -------      -------
 Net increase (decrease) before interest credited..                728         2,828       (2,463)
Interest credited..................................              2,099         1,826        1,549
                                                               -------       -------      -------
 Net increase (decrease) in savings deposits.......            $ 2,827       $ 4,654      $  (914)
                                                               =======       =======      =======

     Management attributes the increase in deposits (prior to interest credited) for the year ended December 31, 1996 to increased marketing of existing products to current customers, and the addition of several new savings products.

     BORROWINGS. Savings deposits historically have been the primary source of funds for Cecil Federal's lending and investment activities and for its general business activities. Cecil Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically would be secured by Cecil Federal's stock in the FHLB and a portion of Cecil Federal's mortgage loans. Cecil Federal utilized short-term advances from FHLB during the year.

     The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Cecil Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings association, Cecil Federal may invest up to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1996, Cecil Federal was authorized to invest up to approximately $1.8 million in the stock of or in the loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. At December 31, 1996, Cecil Federal had $55,400 invested in its subsidiaries.

     Cecil Federal's wholly owned subsidiaries, Cecil Service Corporation and Northeastern Service Corporation were each established in 1971. Cecil Service Corporation's primary business is leasing agent for the North East Plaza Branch. The dollar amount resulting from this business activity was $17,980 for 1996. Northeastern Service Corporation's primary business is insurance agent for mortgage life and disability insurance for Cecil Federal's mortgage loan customers. The dollar amount resulting from this business activity was $7,091 for 1996.

     SAIF-insured savings institutions are required to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, recently adopted capital requirements require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. See
"Regulation -- Regulatory Capital Requirements."

COMPETITION

     Cecil Federal experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

     Cecil Federal is one of 8 financial institutions with offices in Cecil County, Maryland. Cecil Federal's primary competition comes from those institutions as well as numerous additional regional commercial banks and thrift institutions, which have branch offices near Cecil Federal's market area. Many of these financial institutions have financial resources substantially greater than Cecil Federal.

     Cecil Federal is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a wide variety of deposit products and by emphasizing personal customer service and cultivating relationships with the local businesses. Management believes that, as a result of Cecil Federal's commitment to competitive pricing, varied products and personal service, Cecil Federal has developed a solid base of core deposits and Cecil Federal's loan origination activities are an asset to the community.

REGULATION OF THE BANK

     As a federally chartered savings institution, Cecil Federal is subject to extensive regulation by the OTS. The lending activities and other investments of Cecil Federal must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings institution holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. Regulatory tangible, core and total capital are not calculated in accordance with generally accepted accounting principles. The OTS regulation defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights. At December 31, 1996, Cecil Federal had no qualifying supervisory goodwill or mortgage servicing rights. Tangible capital is the same as core capital, except it excludes qualifying supervisory goodwill and other intangible assets other than certain mortgage servicing rights.

     The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in any subsidiary engaged in activities not permissible for national banks, other than a subsidiary engaged in activities undertaken as agent for customers or in mortgage banking activities and certain subsidiary depository institutions or their holding companies ("nonincludable subsidiary"). At December 31, 1996, Cecil Federal had no investments in or extensions of credit to subsidiaries engaged in activities not permissible for national banks.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be deducted from capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1996, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. One- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, commercial loans, non-qualifying mortgage loans, most commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at December 31, 1996.

                                                                                    Percent of
                                                                 Amount             Assets (1)
                                                                 ------             ----------
                                                                   (Dollars in thousands)
     Tangible capital......................................      $7,056               11.71%
     Tangible capital requirement..........................         904                1.50
                                                                 ------               -----
       Excess..............................................      $6,091               10.21%
                                                                 ======               =====

     Core capital..........................................      $6,995               11.61%
     Core capital requirement..............................       1,808                3.00
                                                                 ------               -----
       Excess..............................................      $5,187                8.61%
                                                                 ======               =====

     Total capital (i.e., core and supplementary capital)..      $7,113               18.71%
     Risk-based capital requirement........................       3,042                8.00
                                                                 ------               -----
       Excess..............................................      $4,171               10.71%
                                                                 ======               =====

____________________
(1) Based upon adjusted total assets for purposes of the tangible core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

     OTS risk-based capital rules require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Bank, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Based upon calculations as of December 31, 1996, Cecil Federal is not required to deduct an interest-rate risk capital component from total capital.

     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from non-traditional activities. The Director of OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized" institution) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     The federal banking regulators, including the OTS, have adopted uniform regulations implementing the prompt corrective action provisions of FDICIA. Under such regulations, the federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized" savings institution is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" savings institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. Cecil Federal is classified as well capitalized under the prompt corrective action regulations.

     The table below presents the Bank's capital position at December 31, relative to its various minimum regulatory capital requirements under the prompt corrective regulations.

                                                                 Percent of
                                                 Amount          Assets (1)
                                                 ------          ----------
                                                   (Dollars in thousands)
       Tangible equity.........................  $7,056          11.71%
       Tangible equity requirement.............     904           1.50
                                                 ------          -----
         Excess................................  $6,091          10.21%
                                                 ======          =====

       Tier 1 or leverage capital..............  $6,995          11.61%
       Tier 1 or leverage capital requirement..   1,808           3.00
                                                 ------          -----
         Excess................................  $5,187           8.61%
                                                 ======          =====

       Tier 1 risk-based capital...............  $6,995          11.61%
       Tier 1 risk-based capital requirement...   2,410           4.00
                                                 ------          -----
         Excess................................  $4,585           7.61%
                                                 ======          =====

       Risk-based capital......................  $7,113          18.71%
       Risk-based capital requirement..........   3,042           8.00
                                                 ------          -----
         Excess................................  $4,171          10.71%
                                                 ======          =====

____________________
(1) Based upon adjusted total assets for purposes of the tangible equity and Tier 1 or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the operations of the Bank.

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Bank.

     Liquidity Requirements. Cecil Federal is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity and short-term liquidity ratios of the Bank at December 31, 1996 were 10.87% and 15.63%, respectively, substantially all of which qualified as short-term liquidity. A substantial sustained decline in savings deposits could adversely affect the Bank's liquidity which could result in restricted operations and additional borrowings from the FHLB.

     Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured amounts that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The Bank's savings deposits are insured by the SAIF, which is administered by the FDIC. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C. The FDIC also administers the BIF, which has the same designated reserve ratio as the SAIF. On August 8, 1995, the FDIC lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to 0.04% of deposits for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The amendment creates a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions at a significant competitive disadvantage to BIF-insured institutions.

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $270,000 during the quarter ended September 30, 1996 and the year ended December 31, 1996.

     The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     SAIF members are generally prohibited from converting to BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF equal to 0.90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio of the BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans; and
(ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of an institution's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualifying as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB system. Upon failure to qualify as a QTL for two years, a savings institution must convert to a commercial bank.

     At December 31, 1996, approximately 95.63% of the Bank's assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

     Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings institution's loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time shall not exceed 15% of the unimpaired capital and surplus of the institution. A savings institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the savings institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. The loans-to-one borrower limits have not had a significant impact on the operations of the Bank. The Bank has no lending relationships in excess of applicable loans-to-one borrower limits. At December 31, 1996, the Bank's regulatory loan-to-one-borrower limit was $1,078,050, and the Bank did not have any lending relationships in excess of this limit.

     Dividend Restrictions. Under regulations of the OTS, Cecil Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by Cecil Federal. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Institution") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount of up to the greater of (i) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Institution") is permitted to make capital distributions without OTS approval of between up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Institution") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Institutions that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Institution. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank expects to be authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Institution.

     Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of Cecil Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cecil Federal was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1996, of $422,900. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Cecil Federal utilized short term advances from the FHLB of Atlanta during the year.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus

10% on all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1996, the Bank met its reserve requirements.

REGULATION OF THE COMPANY

     The Company is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. The Board of Directors of the Company presently operates the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a Qualified Thrift Lender within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company.

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

     Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association. Section 106 of the Bank Holding Company Act ("BHCA") which also applies to the Bank prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings association and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the association's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Restrictions on Acquisitions. Savings and loan holding companies are generally prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may only establish an out-of-state branch under such OTS regulation if (i) the federal association qualifies as a Qualified Thrift Lender or a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a Qualified Thrift Lender or for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

     The BHCA specifically authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies.

     A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

TAXATION

     General. The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as Cecil Federal which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Cecil Federal historically has elected to use the percentage of taxable income method.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     The Bank's federal income tax returns have not been examined since 1991. For further information regarding federal income taxes, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period.
Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the rule.

     STATE INCOME TAXATION. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. The Bank's state income tax returns have not been audited during the past five fiscal years. For additional information, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

EMPLOYEES

     Cecil Federal had 20 full-time employees and three part-time employees as of December 31, 1996, none of whom was represented by a collective bargaining agreement. Cecil Federal believes that it enjoys excellent relations with its personnel.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding Cecil Federal's offices at December 31, 1996. Cecil Federal owns the Elkton office and currently leases the North East office.

                          Year     Square
                         Opened    Footage   Deposits    Net Book Value
                        ---------  -------  -----------  --------------
MAIN OFFICE:
127 North Street
Elkton, Maryland            1969     3,500  $36,261,101       $239,638

LOAN CENTER
135 North Street
Elkton, MD  21922           1995 (2) 3,000           --         81,717

BRANCH OFFICE:
108 North East Plaza
North East, Maryland        1975 (1) 2,000   11,417,737         37,950
                                            -----------       --------
                                            $47,678,838       $359,305
                                            ===========       ========

________________
(1)  Original lease signed 11/74 for 20 years with five year renewals.
     Currently paying $1,312.50 per month. A lease extension was signed 1/16/95 for 10 years with 5 year renewals.
(2) Original lease signed 5/23/95 for five years with three successive five year renewals. Currently paying $1,700 per month.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are currently no pending legal proceedings to which Cecil Federal is a party or to which any of its property is subject, although from time to time Cecil Federal is involved in routine legal proceedings occurring in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's common stock is listed over-the-counter through the National Daily Quotation System "Pink Sheets" published by the National Quotation Bureau, Inc. There are currently 469,358 shares of the common stock outstanding and approximately 611 holders of record of the common stock (not including shares held in "street name") as of March 3, 1997.

     The following table sets forth certain information as to the range of the high and low bid prices for the Company's common stock for the calendar quarters indicated and since the common stock's issuance on November 10, 1994.

                           HIGH BID (1)  LOW BID (1)  DIVIDENDS PAID
                           -----------------------------------------
       FISCAL 1994:
         Fourth Quarter       $10.25       $10.00         none

       FISCAL 1995:
         First Quarter         10.75        10.00         $.08
         Second Quarter        11.00        11.00          .16  (2)
         Third Quarter         11.50        11.00          .24  (3)
         Fourth Quarter        14.50        14.25          .08

       FISCAL 1996:
         First Quarter         15.00        14.50          .10  (4)
         Second Quarter        15.00        15.00          .08
         Third Quarter         15.75        15.00          .08
         Fourth Quarter        15.75        15.00          .30  (5)

____________________
(1) Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.
(2)  Includes special dividend of $.08 per share.
(3)  Includes special dividend of $.16 per share.
(4)  Includes special dividend of $.02 per share.
(5)  Includes special dividend of $.20 per share.


DIVIDEND RESTRICTIONS

     Under regulations of the OTS, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below regulatory capital requirements, or the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, savings institution subsidiaries of savings and loan holding companies such as the Company are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution such as the Bank that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount of (i) up to 100% of its net earnings to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

     Although the Company is not subject to these restrictions, the Company's primary source of funds for payment of dividends, in addition to the 50% of the net proceeds retained from the conversion to stock form, are dividends from the Bank. The Company intends to make full use of this favorable tax treatment afforded to the Bank and Company and does not contemplate use of any earnings of the Bank in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL

     Cecil Federal's primary business is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil County, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Although consumer loans provide Cecil Federal with additional interest income, they also involve greater risk. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds. Cecil Federal's revenues are derived principally from interest earned on loans and, to a lesser extent, from interest earned on investments and mortgage-backed securities. Cecil Federal's operations are influenced by general economic conditions and by policies of financial institution regulatory agencies, including the OTS and the FDIC. Cecil Federal's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

     Cecil Federal's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings (if any), as well as the relative amounts of such assets and liabilities. Cecil Federal, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

ASSET AND LIABILITY MANAGEMENT

     Key components of a successful asset/liability management strategy are the monitoring and managing of interest rate sensitivity of both the interest-earning asset and interest-bearing liability portfolios.

     Cecil Federal has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, Cecil Federal's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, three-year and five-year adjustable-rate mortgage loans secured by one- to four-family residential real estate and the origination of other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. Since the early 1980's Cecil Federal has sought to make its loan portfolio more interest rate sensitive by originating adjustable rate mortgage loans for retention in its own portfolio. As of December 31, 1996, adjustable rate mortgage loans constituted approximately 72.8% of Cecil Federal's total loan portfolio. All fixed-rate mortgage loans are originated according to Federal Home Loan Mortgage Corporation ("FHLMC") standards for possible sale in the secondary mortgage market and, depending on market conditions, may be sold. Cecil Federal invests excess funds in adjustable-rate or short term (5 years or less) investments and mortgage-backed securities.

     Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows Cecil Federal to benefit quickly from declines in interest rates. Likewise, offering more competitive rates on long-term deposits during the low interest rate periods allows Cecil Federal to extend the repricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

RECAPITALIZATION OF THE SAVINGS ASSOCIATION INSURANCE FUND

     On September 30, 1996, Congress enacted and President Clinton signed the Omnibus Consolidated Appropriations Act. Among the law's many provisions is one which ends the deposit insurance premium disparity by fully funding the Savings Association Insurance Fund ("SAIF"). The bill provided for a one-time special assessment, estimated to be 65.7 basis points for an institution's deposit base as of March 31, 1995. As a result of this action, full pro rata sharing of the Financing Corporation ("FICO") debt service would begin no later than January 1, 2000. Until full pro rata FICO sharing is in place, FICO premiums for the Bank Insurance Fund ("BIF") and SAIF will 6.48 basis points, respectively, beginning January 1, 1997. Total premiums will be the sum of the FICO premium and any regular insurance assessment, which is currently zero for BIF institutions in the lowest risk category. Management anticipates paying the lowest premiums and future earnings will be effected by the decrease in deposit insurance expense.

FINANCIAL CONDITION

     Total assets at December 31, 1996 increased $6,272,451 or 11.6% to $60,263,623 from $53,991,172 at December 31, 1995. The increase was primarily the result of an increase in loans receivable, mortgage-backed securities and loans held for sale. Total liabilities increased $6,249,874 or 13.3% to $53,210,537 at December 31, 1996 from $46,960,663 at December 31, 1995. This increase was a result of an increase in savings deposits, escrows and also advances from the Federal Home Loan Bank of Atlanta. Stockholders' equity increased $22,577, even including a dividend payment of $0.56 per share during the year ended December 1996.

     Cash increased $562,398 or 50.4% to $1,678,415 at December 31, 1996 from $1,116,017 at December 31, 1995, mainly as a result of increased cash items. Interest-bearing cash decreased 55.8% at December 31, 1996 over the balance at December 31, 1995, as a result of a large volume of cash items not available for investment. Investment securities also experienced an increase over the same period. Additional investments in short-term government issues were purchased during the year for liquidity purposes. Mortgage-backed securities held-for-investment decreased slightly as a result of the maturity of a five-year FHLMC balloon certificate. The Bank purchased a FHLMC PC Gold, five-year balloon certificate in the amount of $1,750,000 during the month of September, 1996. This investment was placed in the held-for-sale portfolio.

     Loans receivable increased $3,297,934 or 7.1% to $49,779,988 at December 31, 1996 from $46,482,054 at December 31, 1995. The loans-for-sale portfolio increased $1,036,283 or 154.3% to $1,707,883 at December 31, 1996 from $671,600 at December 31, 1995. The increase was the result of an increase in loan volume and a favorable fixed-rate interest rate environment. Loans will be sold as necessary to fund portfolio needs.

     Total savings deposits increased $2,715,570 or 6.1% to $47,365,022 at December 31, 1996 from $44,469,452 at December 31, 1995. Increases are attributable to cross selling and marketing plans. Increases in the Bank's outstanding advances from the Federal Home Loan Bank of Atlanta were the result of the purchase of a FHLMC PC Gold, five-year balloon, placed in the held-for-sale portfolio, and direct funding of increased loan demand. The outstanding balance increased by $3,250,000 or 260% to $4,500,000 at December 31, 1996 from $1,250,000 at December 31, 1995.

     During the year ended December 31, 1996, the Company completed a 5% purchase program of Cecil Bancorp, Inc. stock. As of December 31, 1996, the Company had purchased 24,037 shares of Cecil Bancorp, Inc. stock, which shares were retired.

RESULTS OF OPERATIONS

     Economic and Market Conditions.  Cecil Federal's results of operations are
     ------------------------------
influenced by the changes in the economic conditions prevailing in the market area and the general economy. Cecil Federal concentrates on the traditional thrift activities, continuing to emphasize one-to-four family residential lending within its market area. The Bank's philosophy for funding loans is to rely on deposits from its local market area rather than borrowing from outside sources, although the Bank does borrow funds as required to fund lending needs.

     During 1996, stable economic conditions prevailed in Cecil Federal's market area. Federal Reserve fiscal policy was left virtually unchanged, leaving a span of steady interest rates, both on savings and loan deposits. Demand for fixed-rate mortgages were constant, although refinancings were down. As the Bank expanded its outreach program, demand for small business and home equity loans increased. The volume of savings deposits increased, as the bank focused on expanding its demand deposit base.

     Net Income.  Net income for the year ended December 31, 1996 decreased
     ----------
$2,241 or 0.6% to $314,909, compared to net income for the same period in 1995. Return on average assets and return on average equity were 0.54% and 4.50% respectively, for the year ended December 31, 1996. This compares to a return on average assets and return on average equity of 0.82% and 5.60%, respectively, for the same period in 1995.

     The Company suffered a decrease in net income due to the one-time assessment of $270,000 (tax effected, $166,000) to replenish the SAIF. Without the assessment, earnings would have increased by 51.6% to $480,909 for the year ended December 31, 1996 as compared to $317,150 for the year ended December 31, 1995. Return on average assets and return on average equity, net of the SAIF assessment would have been 0.83% and 6.88% respectively, for the year ended December 31, 1996 as compared to 0.82% and 5.60% respectively, for the same period in 1995. Recapitalization of the SAIF will enable the Company to experience a savings on deposit insurance, from 23 cents per thousand of deposits, to 6.8 cents per thousand of deposits.

     Net Interest Income.  Net interest income, the Bank's primary source of
     -------------------
income, increased 14.8% up $311,769 for the year ended December 31, 1996, over the same period in 1995. The weighted average yield on interest-earning assets increased from 8.16% for the year ended December 31, 1995 to 8.32% for the year ended December 31, 1996. The weighted average rate paid on interest-bearing liabilities increased from 4.28% for the year ended December 31, 1995 to 4.42% for the year ended December 31, 1996.

     Interest on loans receivable increased by $603,992 or 16.3%, from $3,697,693 for the year ended December 31, 1995 to $4,301,685 for the year ended December 31, 1996. The increase is attributable to an increase in the average balance outstanding of $5,806,000. The weighted average yield increased from 8.36% for the year ended December 31, 1995 to 8.60% for the year ended December 31, 1996.

     Interest on mortgage-backed securities increased $44,178 or 66.9%, from $66,017 for the year ended December 31, 1995 to $110,195 for the year ended December 31, 1996. The increase was the result of an increase in the average outstanding balance. The Bank purchased a FHLMC Gold, five-year balloon, in the amount of $1,750,000, near the end of September 1996.

     Interest on investment securities decreased $3,525 or 2.6% from $135,950 for the year ended December 31, 1995 to $132,425 for the year ended December 31, 1996. The average balance increased slightly, but was offset by a decrease in the average yield.

     Interest on other investments increased $36,026 or 48.1% from $74,960 for the year ended December 31, 1995 to $110,986 for the year ended December 31, 1996. The average balance outstanding increased $567,000 and the average yield decreased from 6.47% for the year ended December 31, 1995 to 6.43% for the year ended December 31, 1996.

     Interest on savings deposits increased $275,225, or 15.1% from $1,826,163 for the year ended December 31, 1995 to $2,101,368 for the year ended December 31, 1996. The average balance outstanding increased $5,112,000 during the 1996 fiscal year. The weighted average rate paid on deposits increased from 4.31% for the year ended December 31, 1995 to 4.43% for the year ended December 31, 1996. Interest expense paid on borrowings increased $93,677, or 229.1% from $40,890 for the year ended December 31, 1995 to $134,567 for the year ended December 31, 1996. Increases are attributable to an increase in the average balance outstanding of $1,561,000, and an increase in the average cost of funds of 0.90%.

     Provision for Loan Losses.  Provisions for loan losses were increased by
     -------------------------
$67,500 or 192.9% from $35,000 for the year ended December 31, 1995 to $102,500 for the year ended December 31, 1996. The Bank reported a voluntary increase in general reserves as a result of the re-assessment of reserve balances needed to provide for increased exposure in outstanding loan categories other than one-to-four residential loans.

     Noninterest Income.  Noninterest income increased $80,883 or 34.5% to
     ------------------
$315,640 for the year ended December 31, 1996 from $234,757 for the same period in 1995. Loan servicing fees increased 25.6%, up $6,141 for the year ended December 31, 1996 over the same period in 1995. This was a result of the increased balances in the loan servicing portfolio. Gains on sale of loans was up $68,129 for the year ended December 31, 1996 over the same period in 1995, as a result of re-entering the secondary market to sell fixed-rate loans. Other fees increased 4.2% up $6,820 for the year ended December 31, 1996 over the same period in 1995. Increases was primarily attributable to increases in fee income, from service charges and the addition of two new ATM machines.

     Noninterest Expense.  Noninterest expense increased $221,968 or 12.4% to
     -------------------
$2,015,866 for the year ended December 31, 1996 from $1,793,898 for the year ended December 31, 1995. Compensation and benefits decreased 2.4%, down $24,372 for the year ended December 31, 1996 over the same period in 1995. Decreases were a result of compensation expenses associated with former President Gary A. Brown, that were recognized during 1995, and did not occur during 1996. Occupancy expenses increased 21.9%, up $18,062 for the year ended December 31, 1996, over the same period in 1995. Snow removal during the winter months and the lease expense for the additional office space rented for the loan department, commencing in September 1995 were the major contributors to the increase. Equipment and data processing expenses increased 27.2% for the year ended December 31, 1996, over the same period in 1995. This increase can be attributable to new hardware and software for the loan department. During the quarter ended September 30, 1996, $270,000, the one-time charge to recapitalize the SAIF was incurred. The SAIF deposit premium increased 253.2%, up $281,010 for the year ended December 31, 1996, over the same period in 1995. The Bank anticipates paying the lowest premium for FDIC/SAIF insurance among savings institutions during 1997, being 6.48 cents per thousand of deposits. Other expenses decreased by 18.1% for the year ended December 31, 1996 over the same period in 1995, as a result of cost cutting efforts and decreased service charge fees from correspondent banks savings, and decreased legal expenses.

     Income Taxes.  Income tax expense for the year ended December 31, 1996 and
     ------------
1995 was $301,701 and $196,276, respectively, which equates to effective rates of 48.9% and 38.2%, respectively. Deferred taxes increased due to mortgage servicing rights, provisions for loan losses and employee benefit plans.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

FINANCIAL CONDITION

     The Company's total assets increased by $6,474,323, or 13.6%, from $47,516,849 at December 31, 1994 to $53,991,172 at December 31, 1995, primarily due to growth in the Bank's loan portfolio.

     The Bank experienced significant growth in its loan portfolio throughout the year. Loans increased from $39,180,666 at December 31, 1994 to $46,482,054 at December 31, 1995, an increase of $7,301,388, or 18.6%. The Bank's real estate loan originations increased significantly in most loan categories, with the largest increases in one- to four-family residential loans. Consumer lending balances also increased.

     As of December 31, 1995, Cecil Federal had one single family residence which is held as real estate owned. The property was rented as of December 31, 1995. The value of the property has remained at $73,000. Cecil Federal has a market evaluation performed yearly to establish the value of real estate owned.

     Cecil Federal holds securities for liquidity purposes in both the held-for-sale and held-to-maturity portfolios. During 1995 the balance of the held-to-maturity portfolio decreased approximately 42.1%. This decrease was a result of the maturity of securities that were not reinvested due to the maturity of securities that were not reinvested due to the Bank's need to fund growth in its loan portfolio. Both cash and interest-bearing cash decreased as a result of the same demand. Mortgage-backed securities outstanding decreased 15.0% during 1995, the Bank did not purchase any additional mortgage-backed securities during 1995.

     In July of 1995, management decided to re-enter the secondary mortgage market by selling certain of the loans it originated. This decision was based upon the Bank's liquidity ratios, asset/liability management policies, loan demand and customers' preferences for the fixed rate mortgage product. From July 1, 1995 through December 31, 1995, the Bank originated and sold $1,046,300 in fixed-rate loans. Cecil Federal maintains all servicing upon the sale of the loans.

     Cecil Federal's deposits increased by $5,149,378, or 13.0%, from $39,500,074 at December 31, 1994 to $44,649,452 at December 31, 1995. The
increase was due to increased marketing efforts by the Bank, primarily to its own customer base. Due to increased loan demand in 1995, the Bank, as conditions allowed, also secured $1,250,000 in advances from the Federal Home Loan Bank of Atlanta, which advances remained outstanding at December 31, 1995.

RESULTS OF OPERATIONS

     Economic and Market Conditions.  Cecil Federal's results of operations are
     ------------------------------
influenced by the changes in the economic conditions prevailing in the market area, and the general economy. Cecil Federal concentrates on traditional thrift activities, continuing to emphasize one- to four-family residential lending within its market area. The Bank's philosophy for funding loans is to rely on deposits from its local market area rather than borrowing from outside sources, although the Bank does borrow funds as required to fund lending needs.

     During 1995, stable economic conditions existed in Cecil Federal's market area. Federal Reserve fiscal policy has driven short-term and long-term rates lower than those of 1994. As a result, Cecil Federal saw renewed demand in fixed-rate mortgages as well as home equity loan products. Short-term and long-term deposit rates tightened during the last two quarters of 1995.

     Net Income.  Cecil Federal's net income increased by $2,899, or 0.9%, from
     ----------
$314,251 for the year ended 1994 to $317,150 for the year ended 1995. The earnings of Cecil Federal depend primarily on its level of net interest income, which is the difference between interest earning assets and the interest paid on interest-bearing liabilities.

     Net Interest Income.  Net interest income increased by $446,405, or 26.9%,
     -------------------
from $1,661,063 for the year ended 1994 to $2,107,567 for the year ended 1995. The weighted annual yield on all interest-earning assets increased from 7.30% for the year ended December 31, 1994 to 8.16% for the year ended December 31, 1995. The weighted average rate paid on interest-bearing liabilities increased from 3.69% for the year ended December 31, 1994, to 4.28% for the year ended December 31, 1995. This resulted in the Bank's interest rate spread increasing to 3.88% for 1995, compared to 3.61% for 1994.

     Interest on loans receivable increased $824,868, or 28.7%, from $2,872,825 for the year ended 1994 to $3,697,693 for the year ended 1995. Interest on loans receivable increased as a result of an increase in portfolio volume and portfolio yield. Interest on mortgage-backed securities increased only slightly during 1995.

     Interest on investment securities decreased $43,029, or 24.0%, from $178,979 for the year ended 1994 to $135,950 for the year ended 1995. The weighted average rate increased from 3.98% at year end 1994 to 5.70% at year end 1995. Offsetting the increase in rate was a decrease in the average outstanding balance of $2,109,000 for the year ended 1995. Investments experienced a decline due to funding needs for new loan originations.

     Interest on other investments (primarily earnings on monies held in federal funds and daily time accounts) decreased $25,964, or 25.7%, from $100,924 for the year ended 1994 to $74,960 for the year ended 1995. This decrease was due primarily to a decrease in the average balance outstanding, which was not offset by the increase in the average yield.

     Interest paid on savings deposits increased $277,097, or 17.9%, from $1,549,066 for 1994 to $1,826,163 for 1995. The increase was a result of an increase in the average balance of 13.0% as a result of general growth and an increase of 0.6% in the rate paid. Interest was also paid on advances secured from the Federal Home Loan Bank of Atlanta. The amount paid during 1995 was $41,000.

     Provision for Loan Losses.  Provision for loan losses of $35,000 were
     -------------------------
recognized for the year ended 1995 as compared to $34,500 for the year ended 1994. Reserves were increased in connection with management's ongoing analysis of the loan portfolio. Loan loss reserves are based upon management's consideration of current and anticipated economic conditions which may affect the ability of borrowers to repay loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risk inherent in Cecil Federal's loan portfolio and the estimated net realizable value of the underlying collateral. This evaluation process in ongoing and results in variations of Cecil Federal's provision for loan losses in various periods.

     Noninterest Income.  Noninterest income increased $11,908, or 5.3%, from
     ------------------
$222,849 for 1994 to $234,757 for 1995. Dividends received from investments in the Federal Home Loan Bank of Atlanta Stock increased $5,000 and other income increased $25,000. Gains on the sale of loans decreased as a result of the Bank re-entering the secondary mortgage loan market only during the last half of 1995.

     Noninterest Expense.  Noninterest expense increased by $460,238, or 34.5%,
     -------------------
from $1,333,660 for the year ended 1994 to $1,793,898 for the year ended 1995. Management submits to the Board of Directors an annual budget which includes all operating expenses. These expenses are monitored on an ongoing basis to assure adherence to the budget.

     Compensation and benefits increased $228,059 or 29.6% from $769,454 for the year ended 1994 to $997,513 for the year ended 1995. Increases were due to an accelerated recognition of costs related to various Company benefit plans, and from the recognition of certain expenses caused by the disability and subsequent resignation of the former president of the Company and the Bank during 1995. Occupancy expenses increased as a result of the bank leasing an additional location to house the expansion of its loan department in June of 1995. Other expenses increased primarily as a result of non-recurring legal expenses due to the company's establishment of compensation and benefit plans, and related to the change in the Company's management during the year.

     Income Taxes.  Income taxes decreased $5,225, or 2.6%, from $201,501 during
     ------------
the year ended 1994 to $196,276 during the year ended 1995, due to a decline in income.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                         Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                       1996                          1995                       1994
                                           ---------------------------  ---------------------------  --------------------------
                                                               Average                      Average                     Average
                                           Average             Yield/   Average             Yield/   Average            Yield/
                                           Balance  Interest    Cost    Balance  Interest    Cost    Balance  Interest   Cost
                                           -------  --------  --------  -------  --------  --------  -------  --------  -------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivables (1).................  $50,049    $4,302     8.60%  $44,243    $3,698     8.36%  $35,948    $2,873    7.99%
   Investment securities.................    2,557       132     5.16     2,387       136     5.70     4,496       179    3.98
   Mortgage-backed securities............    1,646       110     6.68       948        66     6.97       943        65    6.89
   Other interest-earning assets.........    1,726       111     6.43     1,159        75     6.47     2,710       101    3.73
                                           -------    ------            -------    ------            -------    ------
     Total interest-earning assets.......   55,978     4,655     8.32    48,737     3,975     8.16    44,097     3,218    7.30
                                                      ------                       ------                       ------
Noninterest-earning assets...............    1,944                        2,116                        2,170
                                           -------                      -------                      -------
     Total assets........................  $57,922                      $50,853                      $46,267
                                           =======                      =======                      =======

Interest-bearing liabilities:
  Advances from FHLB.....................    2,443       126     5.16       792        34     4.26        --        --      --
  Deposits...............................   47,481     2,102     4.43    42,369     1,826     4.31    41,726     1,549    3.71
  Advances from borrowers for taxes
    and insurance........................      677         8     1.18       474         7     1.51       419         8    1.91
                                           -------    ------            -------    ------            -------    ------
     Total interest-bearing liabilities..   50,601     2,236     4.42    43,635     1,867     4.28    42,145     1,557    3.69
                                                      ------                       ------                       ------
Non-interest-bearing liabilities.........      328                          217                          200
                                           -------                      -------                      -------
     Total liabilities...................   50,929                       43,852                       42,345
Retained earnings........................    6,993                        7,001                        3,922
                                           -------                      -------                      -------
     Total liabilities and retained
       earnings..........................  $57,922                      $50,853                      $46,267
                                           =======                      =======                      =======
Net interest income......................             $2,419                       $2,108                       $1,661
                                                      ======                       ======                       ======
Interest rate spread.....................                        3.90%                        3.88%                       3.61%
                                                               ======                       ======                      ======
Net yield on interest-earning assets.....                        4.32%                        4.33%                       3.77%
                                                               ======                       ======                      ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities............................                      110.63%                      111.69%                     104.23%
                                                               ======                       ======                      ======

_________________
(1)  Includes loans held-for-sale.

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in interest income and interest expense of Cecil Federal for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in both rate and volume (changes in rate multiplied by the changes in volume). Dollars are in thousands.

                                                                 Year Ended December 31,
                                       ---------------------------------------------------------------------------
                                               1996        vs.      1995           1995           vs.       1994
                                       ---------------------------------------  ----------------------------------
                                                 Increase (Decrease)                    Increase (Decrease)
                                                       Due to                                 Due to
                                       ---------------------------------------  ----------------------------------
                                                             Rate/                                  Rate/
                                        Volume      Rate    Volume     Total     Volume     Rate   Volume   Total
                                       ---------  --------  -------  ---------  ---------  ------  -------  ------
                                                                     (In thousands)
Interest income:
  Loans receivable (1)...............      $ 484     $106    $  14      $ 604       $662    $133    $  30    $825
  Mortgage-backed securities.........         48       (2)      (2)        44         --       1       --       1
  Investment securities..............          8      (13)       1         (4)       (84)     77      (36)    (43)
  Other interest-earning assets......         37       (1)      --         36        (58)     74      (42)    (26)
                                           -----     ----    -----      -----       ----    ----    -----    ----
     Total interest-earning assets...        577       90       13        680        520     285      (48)    757

Interest expense:
  Advances from FHLB.................         70        7       15         92         34      --       --      34
  Deposits...........................        220       50        6        276         24     250        3     277
  Advances from borrowers for taxes
     and insurance...................          3       (1)      (1)         1          1      (2)      --      (1)
                                           -----     ----    -----      -----       ----    ----    -----    ----
     Total interest-bearing
       liabilities...................        293       56       20        369         59     248        3     310
                                           -----     ----    -----      -----       ----    ----    -----    ----
Change in net interest income........      $ 284     $ 34    $  (7)     $ 311       $461    $ 37    $ (51)   $447
                                           =====     ====    =====      =====       ====    ====    =====    ====

___________________________________
(1)     Includes loans held for sale.


LIQUIDITY AND CAPITAL RESOURCES

     Cecil Federal's principal sources of funds are cash, receipts from deposits, loan repayments by borrowers, proceeds from maturing investments, advances (when utilized) from the FHLB and net earnings. Cecil Federal has an agreement with the FHLB of Atlanta to provide cash advances, should the need for additional funds be required.

     For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is presently 5%. Cecil Federal's liquidity ratio at December 31, 1996, was approximately 15.6%. Cecil Federal maintains a higher level of liquidity than required by regulation as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

     Commitments to originate mortgage loans are legally binding agreements to lend to Cecil Federal's customers. Commitments at December 31, 1996 to originate adjustable-rate and fixed-rate mortgage loans were approximately $665,000, expiring in 60 days or less. Cecil Federal believes its liquidity is adequate to fund its future commitments.

     Cecil Federal has $21.9 million in certificates due within one year and $17.5 million in other deposits without specific maturity at December 31, 1996. Management estimates that most of the deposits will be retained or replaced by new deposits.

IMPACT OF INFLATION

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Cecil Federal is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of Cecil Federal's assets and liabilities are critical to the maintenance of acceptable performance levels.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

     Accounting for Mortgage Servicing Rights. In May 1995, the FASB also issued SFAS No. 122 "Accounting for Mortgage Servicing Rights" which is effective for fiscal years beginning after December 15, 1995. Earlier application is permitted. The statement will make the income realization and asset recognition of mortgage servicing rights (MSRs) more consistent between organizations that conduct mortgage banking activities. This statement provides guidance for the recognition of mortgage servicing rights as an asset and the measurement of impairment for those rights.

     SFAS 122 applies to mortgage banking activities in which a mortgage loan is originated or purchased then sold, with the right to service the loan retained by the mortgage banking entity. The Statement amends SFAS 65, which only provided for the recognition of purchased mortgage servicing rights (PMSRs). Cecil Federal will adopt the provisions of SFAS No. 122 on January 1, 1996. The implementation of SFAS No. 122 will not materially affect the financial condition or results of operations of Cecil Federal.

     Accounting for Impairment of a Loan. In May 1993, the FASB also issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", which is effective for fiscal years beginning after December 15, 1994. Earlier application is permitted. The statement addresses the accounting by creditors for impairment of certain loans. It is generally applicable for all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage loans and consumer installment loans. It also applies to all loans that are restructured in a trouble debt restructuring involving a modification of terms. However, if a loan that was restructured in a troubled debt restructuring involving a modification of terms before the effective date of this Statement is not impaired based on the terms specified by the restructuring agreement, a creditor may continue to account for the loan in accordance with the provisions of SFAS No. 15, "Accounting for Troubled Debt Restructurings," prior to its amendment by this statement.

     SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Effective January 1, 1995 Cecil Federal has adopted the provisions of SFAS No. 114. The implementation of SFAS No. 114 does not materially affect the financial condition or results of operations of Cecil Federal.

     Accounting for ESOP. The Accounting Standards Division of the American Institute of Certified Public Accountants approved Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which is effective for fiscal years beginning after December 15, 1993 and applies to shares of capital stock of sponsoring employers acquired by ESOPs after December 31, 1992 that had not been committed to be released as of January 1, 1992. SOP 93-6 will, among other things, change the measure of compensation recorded by employers from the cost of ESOP shares to the fair value of ESOP shares. To the extent that the fair value of Cecil Federal's ESOP shares, committed to be released directly to compensate employees, differs from the cost of such shares, compensation expenses and a related charge or credit to additional paid-in capital will be reported in the Company's consolidated financial statements.

     Fair Value of Financial Instruments. In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is applicable to financial statements of entities with total assets in excess of $150 million for fiscal years ending after December 15, 1992 and to financial statements of entities with total assets less than $150 million for fiscal years ending after December 15, 1994 (i.e., the fiscal year ending December 31, 1995 for Cecil Federal). SFAS No. 107 requires the disclosure of (i) fair value of financial instruments (both on- and off-balance sheet) for which it is practicable to estimate that value and (ii) the methods and significant assumptions used to estimate fair value. The statement excludes certain financial instruments from the disclosure requirements and does not prohibit the separate voluntary disclosure of the estimated fair value of non-financial intangible and tangible assets and non-financial liabilities. Because the statement requires only disclosure of fair value, without recognition of any changes in Cecil Federal's financial statements, there is no impact on Cecil Federal's financial condition or its results of operations.

     Accounting for Stock-Based Compensation. In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" ("SFAS No. 123"). SFAS No. 123 is effective for years beginning after December 15, 1995. Earlier application is permitted. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. "Accounting for Stock Issued to Employees" ("Opinion 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the
vesting period.   Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan -- have no intrinsic value at grant date, and under Opinion 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. This Statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company intends to continue using the intrinsic value method and will provide the pro forma disclosures about its stock-based employee compensation plans in its 1996 financial statements, as required by SFAS No. 123.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------



                     CECIL BANCORP, INC. AND SUBSIDIARIES



                              REPORT ON AUDITS OF

                       CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                   CONTENTS
                                   --------

                                                                        PAGE
FINANCIAL STATEMENTS

            Independent Auditors' Report                                  49

            Consolidated Statements of Financial Condition                50

            Consolidated Statements of Income                             52

            Consolidated Statements of Changes in
               Stockholders' Equity                                       53

            Consolidated Statements of Cash Flows                         54

            Notes to Consolidated Financial Statements                    56

BOARD OF DIRECTORS AND STOCKHOLDERS
CECIL BANCORP, INC. AND SUBSIDIARIES
ELKTON, MARYLAND



                         Independent Auditors' Report
                         ----------------------------


          We have audited the accompanying consolidated statements of financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                         Simon, Master & Sidlow, P.A.



January 16, 1997

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------



                                    ASSETS
                                    ------

                                                           December 31,
                                                    --------------------------
                                                       1996            1995
                                                    -----------     ----------
Cash                                               $ 1,678,415     $ 1,116,017
Cash - Interest bearing                                502,207       1,136,527
Investment securities
    Securities held-to-maturity (estimated
     market value of $2,489,174 in 1996 and
     $2,024,859 in 1995) (Note 4)                    2,490,069       2,025,015
    Securities available-for-sale at estimated
     market value (Note 4)                             496,358         222,724
Mortgage-backed securities
    Securities held-to-maturity (estimated
     market value of $532,631 in 1996 and
     $878,485 in 1995) (Note 4)                        531,775         872,369
    Securities available-for-sale at estimated
     market value (Note 4)                           1,633,338
Loans held for sale (estimated market value
    of $1,716,993 in 1996 and $691,301 in 1995)      1,707,883         671,600
Loans receivable, net (Note 5)                      49,779,988      46,482,054
Real estate owned                                                       73,003
Office properties, equipment and leasehold
    improvements at cost, less accumulated
    depreciation and amortization (Note 7)             508,824         454,304
Stock in Federal Home Loan Bank of
    Atlanta - at cost (Note 8)                         422,900         422,900
Accrued interest receivable (Note 6)                   432,828         378,281
Deferred taxes (Note 11)                                                70,487
Prepaid expenses                                        42,878          47,946
Other assets                                            36,160          17,945
                                                   -----------     -----------

             TOTAL ASSETS                          $60,263,623     $53,991,172
                                                   ===========     ===========

The accompanying notes are an integral part of the
           consolidated financial statements.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                  December 31,
                                                          ----------------------------
                                                              1996           1995
                                                          -------------  -------------
LIABILITIES
   Savings deposits (Note 9)                               $47,365,022    $44,649,452
   Advance payments by borrowers for
    property taxes and insurance                               711,247        489,465
   Employee stock ownership debt (Note 14)                     308,064        346,572
   Other liabilities                                           323,327        225,174
   Deferred taxes                                                2,877
   Advances from Federal Home Loan Bank
    of Atlanta (Note 10)                                     4,500,000      1,250,000
                                                           -----------    -----------

             TOTAL LIABILITIES                              53,210,537     46,960,663
                                                           -----------    -----------

COMMITMENTS (Notes 5, 7 and 16)

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value
      Authorized:  4,000,000 shares
      Issued and outstanding:  469,358 shares
         in 1996 and 481,361 shares in 1995                      4,694          4,814
   Additional paid in capital                                3,940,728      3,963,671
   Net unrealized gain on securities
      available-for-sale, net of deferred taxes                 13,139          2,459
   Employee stock ownership debt                              (308,064)      (346,572)
   Deferred compensation - Management
      Recognition Plan (Note 14)                              (156,047)      (193,734)
   Retained earnings, substantially
      restricted (Notes 11 and 12)                           3,558,636      3,599,871
                                                           -----------    -----------

             TOTAL STOCKHOLDERS' EQUITY                      7,053,086      7,030,509
                                                           -----------    -----------

             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                        $60,263,623    $53,991,172
                                                           ===========    ===========

The accompanying notes are an integral part of the
           consolidated financial statements.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                           Year ended December 31,
                                                     --------------------------------------
                                                        1996         1995          1994
                                                     ----------  ------------  ------------
INTEREST INCOME
           Loans receivable                          $4,301,685   $3,697,693    $2,872,825
           Mortgage-backed securities                   110,195       66,017        65,261
           Investment securities                        132,425      135,950       178,979
           Other interest-earning assets                110,986       74,960       100,924
                                                     ----------   ----------    ----------
             Total interest income                    4,655,291    3,974,620     3,217,989
                                                     ----------   ----------    ----------

INTEREST EXPENSE
           Deposits
             NOW accounts                                69,416       74,067        60,011
             Passbook accounts                          326,166      310,396       466,988
             Money market deposit accounts               82,288       95,105       105,119
             Certificates                             1,623,518    1,346,595       916,948
                                                     ----------   ----------    ----------
           Interest expense on deposits               2,101,388    1,826,163     1,549,066
           Borrowings                                   134,567       40,890         7,860
                                                     ----------   ----------    ----------
             Total interest expense                   2,235,955    1,867,053     1,556,926
                                                     ----------   ----------    ----------
             Net interest income                      2,419,336    2,107,567     1,661,063
           Provision for loan losses                    102,500       35,000        34,500
                                                     ----------   ----------    ----------
             Net interest income after provision
                for loan losses                       2,316,836    2,072,567     1,626,563
                                                     ----------   ----------    ----------

NONINTEREST INCOME (LOSS)
           Loan service charges                          30,127       23,986        39,396
           Dividends on FHLB stock                       30,453       30,660        26,056
           Gain on sale of loans                         84,276       16,147        21,769
           Unrealized loss on loans held for sale                              (     3,565)
           Other                                        170,784      163,964       139,193
                                                     ----------   ----------    ----------
             Total noninterest income                   315,640      234,757       222,849
                                                     ----------   ----------    ----------

NONINTEREST EXPENSE
           Compensation and benefits                    973,141      997,513       769,454
           Occupancy expense                            100,400       82,338        65,722
           Equipment and data processing expense        158,129      124,326       117,474
           SAIF deposit insurance premium               391,995      110,985       111,144
           Other                                        392,201      478,736       269,866
                                                     ----------   ----------    ----------
             Total noninterest expense                2,015,866    1,793,898     1,333,660
                                                     ----------   ----------    ----------

             Income before income taxes                 616,610      513,426       515,752
                                                     ----------   ----------    ----------

INCOME TAXES
           Current                                      225,671      204,340       222,568
           Deferred                                      76,030   (    8,064)   (   21,067)
                                                     ----------   ----------    ----------
             Total income taxes                         301,701      196,276       201,501
                                                     ----------   ----------    ----------

NET INCOME                                           $  314,909   $  317,150    $  314,251
                                                     ==========   ==========    ==========

Earnings per common share and common
           share equivalent                                $.72         $.72          $.71
                                                     ==========   ==========    ==========

Earnings per common share - assuming
           full dilution                                   $.72
                                                     ==========

Cash dividends paid per common share                       $.56         $.56
                                                     ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                                                                           Deferred
                                                      Net Unrealized Gain    Employee    Compensation-
                                                      (Loss) on Securities     Stock       Management                     Total
                               Common       Paid-in    available-for-sale,   Ownership     Recognition     Retained    Stockholders'
                                Stock       Capital   net of Deferred Taxes    Plan           Plan         Earnings       Equity
                             -----------  ----------- ---------------------  ---------    -------------   ----------  -------------
BALANCE AT
      DECEMBER 31, 1993      $            $            $                     $            $               $3,216,467  $   3,216,467

Sale of 481,361 shares
      of common stock              4,814    3,925,163                         (  385,080)                                 3,544,897
Change in net unrealized
      loss on securities
      available-for-sale,
      net of deferred taxes                                     (     2,896)                                            (     2,896)

Net income                                                                                                   314,251        314,253
                             -----------  -----------  --------------------  -----------  -------------   ----------  -------------
BALANCE AT
      DECEMBER 31, 1994            4,814    3,925,163            (    2,896)  (  385,080)                  3,530,718      7,072,719

Change in net unrealized
      gain (loss) on
      securities available-
      for-sale, net of
      deferred taxes                                                  5,355                                                   5,355
Cash dividends paid                                                                                       (  247,997)     ( 247,997)
Repayment of ESOP debt                                                            38,508                                     38,508
Release of ESOP shares                         38,508                                                                        38,508
Net income                                                                                                   317,150        317,150
Funding of MRP trust                                                                         (  263,351)                 (  263,351)
Deferred compensation
      amortization                                                                               69,617                      69,617
                             -----------  -----------  --------------------  -----------  -------------   ----------  -------------
BALANCE AT
      DECEMBER 31, 1995            4,814    3,963,671                 2,459   (  346,572)    (  193,734)   3,599,871      7,030,509

Change in net unrealized
      gain on securities
      available-for-sale,
       net of deferred taxes                                         10,680                                                  10,680
Cash dividends paid                                                                                      (   243,671)    (  243,671)
Repayment of ESOP debt                                                            38,508                                     38,508
Release of ESOP shares                         38,508                                                                        38,508
Net income                                                                                                   314,909        314,909
Deferred compensation
      amortization                                                                               37,687                      37,687
Purchase of 24,037 shares
      of common stock             (  240)  (  240,130)                                                    (  112,473)    (  352,843)
Sale of 12,034 shares
      of common stock                120      177,381                                                                       177,501
Release of vested
      MRP shares                                1,298                                                                         1,298
                             -----------  -----------  --------------------  -----------  -------------   ----------  -------------
BALANCE AT
      DECEMBER 31, 1996      $     4,694  $ 3,940,728  $             13,139  ($  308,064)   ($  156,047)  $3,558,636  $   7,053,086
                             ===========  ===========  ====================  ===========  =============   ==========  =============

The accompanying notes are an integral part of the consolidated financial statements.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                     Year ended December 31,
                                                          ----------------------------------------------
                                                               1996            1995            1994
                                                          --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Interest and fees received on loans
             and investments                              $   4,799,315   $   4,056,250   $   3,414,430
           Cash paid to suppliers and employees            (  1,871,546)   (  1,714,039)   (  1,249,268)
           Proceeds from sale of loans                        2,572,339       1,062,447       1,679,912
           Origination of loans held for sale              (  3,307,500)   (  1,717,900)   (  1,175,412)
           Interest paid                                   (  2,235,955)   (  1,867,053)   (  1,556,926)
           Income taxes paid                               (    201,588)   (    200,745)   (    234,059)
                                                          --------------  --------------  --------------
             NET CASH PROVIDED (USED) BY
                OPERATING ACTIVITIES                       (    244,935)   (    381,040)        878,677
                                                          --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from sale and maturities of
             investment securities                            3,025,000       2,500,000       5,000,000
           Proceeds from maturities of
             mortgage-backed securities                         441,671         165,426         256,157
           Purchases of investment securities              (  3,733,516)   (    997,188)   (  3,966,406)
           Purchases of mortgage-backed securities         (  1,722,837)                   (    738,667)
           Loans originated                                ( 21,293,098)   ( 17,351,174)   ( 14,354,323)
           Principal collected on loans                      15,856,640      10,022,238       9,141,506
           Proceeds from sale of loans                        1,819,178
           Purchases of office properties,
             equipment and leasehold
             improvements                                  (    102,896)   (    144,284)   (      9,073)
           Proceeds from sale of real estate owned               74,726
                                                          --------------  --------------  --------------
              NET CASH USED BY
                INVESTING ACTIVITIES                       (  5,635,132)   (  5,804,982)   (  4,670,806)
                                                          --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
           Net increase (decrease) in demand deposits,
             NOW accounts, and savings accounts              24,166,890      18,568,854    (    556,059)
           Proceeds from sales of certificates               12,103,204       9,805,826      10,946,573
           Payments of maturing certificates
             of deposits                                   ( 33,554,524)   ( 23,225,302)   ( 11,954,279)
           Increase in advance payments by
             borrowers for property taxes
             and insurance                                      221,782          97,298          18,371
           Proceeds from sale of common stock                   178,799                       3,929,977
           Advances from Federal Home Loan Bank
             of Atlanta                                       3,250,000       1,250,000
           Dividends paid                                   (   243,671)   (    247,997)
           Unearned ESOP compensation decrease                   38,508          38,508
           Net funding of MRP trust                                        (    193,734)
           Purchase of common stock                        (    352,843)
                                                          --------------  --------------  --------------
              NET CASH PROVIDED BY
                FINANCING ACTIVITIES                          5,808,145       6,093,453       2,384,583
                                                          --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                (     71,922)   (     92,569)   (  1,407,546)

CASH AND CASH EQUIVALENTS
           BEGINNING OF YEAR                                  2,252,544       2,345,113       3,752,659
                                                          --------------  --------------  --------------

           END OF YEAR                                    $   2,180,622   $   2,252,544   $   2,345,113
                                                          ==============  ==============  ==============

The accompanying notes are an integral part of the
           consolidated financial statements.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Continued)

                                                               Year ended December 31,
                                                       ----------------------------------------
                                                           1996          1995          1994
                                                       ------------  ------------  ------------
RECONCILIATION OF NET INCOME TO NET CASH
           PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                             $   314,909   $   317,150    $  314,251

Adjustments to reconcile net income to
           net cash provided (used) by operating
           activities:
             Depreciation                                   48,376        36,945        34,632
             Provision for loan losses                     102,500        35,000        34,500
             Amortization of investment
                security premiums and (discounts)      (     7,495)   (   43,906)       17,684
             Net amortization of deferred loan fees    (     1,722)   (    7,453)   (   11,370)
             Stock dividends                           (    23,576)   (   13,203)   (    9,212)
             Deferred tax effect on unrealized loss
                on securities available-for-sale                                         2,451
             Increase in accrued interest
                receivable                             (    54,547)   (   72,418)   (   18,111)
             (Increase) decrease in deferred
                taxes                                       49,236    (    8,064)   (   23,518)
             (Increase) decrease in prepaid
                expenses                                     5,068    (      342)           68
             (Increase) decrease in other assets       (    18,215)   (   11,514)        5,660
             Increase in other liabilities                 122,281        58,365        37,541
             (Increase) decrease in loans held
                for sale                               (   819,437)   (  671,600)      494,101
             Distribution from MRP Trust                    37,687
                                                       ------------  ------------  ------------
                                                           559,844    (  698,190)      564,426
                                                       ------------  ------------  ------------
                                                       ($  244,935)   ($ 381,040)   $  878,677
                                                       ============  ============  ============

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
           Proceeds from sale of common stock
             Cash received                              $  178,799     $            $3,023,258
             Deposit accounts converted to
                purchase stock                                                       1,405,272
             Less expenses associated with
                stock offering                                                         498,553
                                                       ------------  ------------  ------------
           Net proceeds from sale of
             common stock                               $  178,799     $       0    $3,929,977
                                                       ============  ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------



1.   SUMMARY OF SIGNIFICANT ORGANIZATION AND ACCOUNTING POLICIES

     a.   Organization and Principles of Consolidation -- Cecil Bancorp,
          --------------------------------------------
               Inc. (the Corporation) is a savings and loan holding company, and is the parent company of Cecil Federal Savings Bank (the Bank). The Corporation was incorporated in July 1994 and on November 10, 1994 acquired all of the common stock of the Bank upon its conversion from mutual to stock form as discussed in Note 2. The consolidated financial statements include the accounts of the Corporation, the Bank, and the Bank's wholly owned subsidiaries, Cecil Service Corporation and Northeastern Service Corporation.

               The Bank is a member of the Federal Home Loan Bank System (FHLB) and is subject to regulation by the Office of Thrift Supervision
               (OTS), a division of the U.S. Government Department of Treasury. As a member of this System, the Bank maintains a required investment in capital stock of the FHLB. The Bank maintains insurance on savings deposits within certain limitations as a member of the Savings Association Insurance Fund (SAIF) which is administered by the Federal Deposit Insurance Corporation (FDIC). Regulatory reserve requirements, federal income tax requirements and related restrictions of retained earnings are discussed in Notes 11 and 12.

     b.   Cash and Cash Equivalents -- For purposes of reporting cash flows,
          -------------------------
               cash and cash equivalents included cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     c.   Investment Securities -- Regulations require the Bank to maintain, in
          ---------------------
               cash and U.S. Government and other approved securities, an amount equal to 5% of savings accounts (net of loans on savings accounts) plus short-term borrowings. In addition, short-term assets must constitute at least 1% of net withdrawable savings and short-term borrowings.

               The Corporation carries certain investments at amortized cost, which are not adjusted to the lower of cost or market because management has the ability and intent to hold them to maturity. Gains and losses on sales of these securities are recognized when realized and are shown in the consolidated statements of operations.

               The Corporation also classifies certain investments as available for sale because these securities are not intended to be held to maturity. Such securities are carried at fair value. Unrealized gains and losses, net of tax, on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.   Allowance for Loan Losses -- A provision for loan losses is charged to
          -------------------------
               operations based on management's evaluation of the potential loss in its portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters the estimated market value of the underlying collateral.

     e.   Property and Equipment -- Depreciation of office buildings and
          ----------------------
               equipment is accumulated on the straight-line method over the estimated useful lives of the related assets. Estimated lives are 50 years for buildings and three to fifteen years for equipment. Leasehold improvements are amortized on the straight line method over the remaining terms of the related leases or over their estimated useful lives, whichever is shorter.

               Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains and losses are credited or charged to income.

     f.   Mortgage Loan Interest Income -- The Corporation provides an allowance
          -----------------------------
               for uncollectible interest on all accrued interest related to loans 90 days or more delinquent. This allowance is netted against accrued interest receivable for financial statement disclosure. Such interest ultimately collected is credited to income in the period of recovery.

     g.   Loans Held for Sale -- Mortgage loans originated and held for sale in
          -------------------
               the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Gains and losses on the sale of loans held for sale are determined using the specific identification method. During 1994, the Bank determined that loans held for sale classified as available for sale should be reclassified to held to maturity at December 31, 1994, as management's intention was to hold all loans originated to maturity or earlier repayment. During 1995, the Bank resumed sales of eligible fixed rate loans to reduce the portfolio interest rate risk and improve the Bank's gap position.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h.   Income Taxes -- Deferred taxes on income result from the recognition
          ------------
               of the income tax effect of temporary differences in reporting transactions for financial and tax purposes. Such temporary differences relate primarily to deferred loan fees, interest received in advance, accrued compensation to directors, and the recapture of a special bad debt deduction (See Note 11).

               The Corporation and the Bank along with its subsidiaries file consolidated tax returns.

     i.   Real Estate Owned -- Real estate properties acquired through, or in
          -----------------
               lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs related to the holding of property are expensed.

               Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

     j.   Mortgage-backed Securities -- Mortgage-backed securities represent
          --------------------------
               participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Certain mortgage-backed securities are not adjusted to the lower of cost or market because management intends and has the ability to hold them to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

               The Corporation also classifies certain mortgage-backed securities as available for sale because these securities are not intended to be held to maturity. Such securities are carried at fair value. Unrealized gains and losses, net of tax, on securities available for sale are recognized as direct increases or decreases in stockholders' equity.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k.   Loan Origination Fees -- Loan commitment fees and loan fees for
          ---------------------
               originating loans are accounted for in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91), which requires that certain direct costs associated with the loan originating process be netted against originating fees received, with the net resulting amount amortized over the contractual lives of the loan on the level-yield method as an adjustment to the loan's yield.

     l.   Use of Estimates -- The preparation of financial statements in
          ----------------
               conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

               Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

     m.   Reclassification of 1994 Financial Statements -- Certain
          ---------------------------------------------
               reclassifications have been made to the 1994 figures to conform with current year presentation.


2.   CONVERSION

     The Bank completed a conversion from a mutual association to a federally-chartered capital savings bank subsidiary of a newly formed savings and loan holding company, Cecil Bancorp, Inc. on November 10, 1994. Simultaneous with the conversion was the initial issuance of 481,361 shares of common stock in the Corporation at $10 per share, totaling $4,813,610. This was accomplished through an offering to the Bank's employee stock ownership plan, eligible account holders of record and other members of the Bank. Costs associated with the conversion and stock offering amounted to $498,553, and were accounted for as a reduction of the proceeds from the issuance of common stock of the Corporation. Upon closing of the stock offering, the Corporation acquired all common shares issued by the Bank.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)



3.   ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Impaired Loans
     --------------
          Effective January 1, 1995, the Corporation adopted the provisions of Statements of Financial Accounting Standards Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan. These statements define a loan as impaired when, based on the current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of a loan. If the value of the impaired loan is less than the recorded investment in the loan, the creditor shall recognize the impairment by creating a valuation allowance for the difference. The Corporation had no impaired loans at December 31, 1996 and 1995.


4.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     The amortized costs and estimated market values of investment securities held-to-maturity as of December 31, 1996 and 1995 are as follows:

                                           Gross       Gross     Estimated
                             Amortized   Unrealized  Unrealized    Market
                                Cost       Gains       Losses      Value
                             ----------  ----------  ----------  ----------
As of December 31, 1996
 U.S. Treasury Securities
  and obligations of U.S.
  government corporations
  and agencies               $2,490,069  $           $      895  $2,489,174
                             ==========  ==========  ==========  ==========

                                           Gross       Gross     Estimated
                             Amortized   Unrealized  Unrealized    Market
                                Cost       Gains       Losses      Value
                             ----------  ----------  ----------  ----------
As of December 31, 1995
 U.S. Treasury Securities
  and obligations of U.S.
  government corporations
  and agencies               $2,000,015  $    3,344  $    3,500  $1,999,859
 U.S. League Stock               25,000                              25,000
                             ----------  ----------  ----------  ----------
                             $2,025,015  $    3,344  $    3,500  $2,024,859
                             ==========  ==========  ==========  ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



4.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (Continued)

     The amortized costs and estimated market values of investment securities available-for-sale as of December 31, 1996 and 1995 are as follows:

                                             Gross      Gross     Estimated
                                Amortized  Unrealized  Unrealized   Market
                                   Cost      Gains       Losses      Value
                                ---------  ----------  ---------- ----------
     As of December 31, 1996
          Mutual Funds          $ 496,358  $           $           $ 496,358
                                =========  ==========  ==========  =========

     As of December 31, 1995
          Mutual Funds          $ 222,724  $           $           $ 222,724
                                =========  ==========  ==========  =========

     The amortized costs and estimated market values for mortgage-backed securities held-to-maturity as of December 31, 1996 and 1995 are as follows:

                                             Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses      Value
                                ---------  ----------  ----------  ---------
     As of December 31, 1996
          FHLMC                 $ 531,775  $      856  $           $ 532,631
                                =========  ==========  ==========  =========

     As of December 31, 1995
          FHLMC                 $ 872,369  $    6,116  $           $ 878,485
                                =========  ==========  ==========  =========

     The amortized costs and estimated market values for mortgage-backed securities available-for-sale as of December 31, 1996 are as follows:

                                              Gross        Gross    Estimated
                                Amortized   Unrealized  Unrealized    Market
                                   Cost       Gains       Losses      Value
                                ----------  ----------  ----------  ----------
     As of December 31, 1996
          FHLMC                 $1,633,338  $           $           $1,633,338
                                ==========  ==========  ==========  ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



4.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (Continued)

     The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Estimated
                                                Amortized     Market
                                                   Cost       Value
                                                ----------  ----------
                  Due in one year or less       $2,490,069  $2,489,174
                  Mortgage backed securities     2,165,113   2,165,969
                                                ----------  ----------
                                                $4,655,182  $4,655,143
                                                ==========  ==========

     U.S. Treasury securities and obligations of U.S. government corporations and agencies are included in investments on the balance sheet.

     There were no sales of debt securities in 1996, 1995, and 1994.


5.   LOANS RECEIVABLE

     Mortgage loans are generally of long-term nature with loans secured by residential or commercial real estate in Cecil County usually made for terms up to thirty (30) years. Income from these loans is recognized using the level yield method. The Bank is also active in the making of short-term (normally one year) interim construction loans. Interest is charged on these loans as the funds are disbursed and income is recognized when earned.

     All first mortgage loans are secured by a first lien on real property and are stated at their unpaid principal balance.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



5.   LOANS RECEIVABLE (Continued)

     A summary of mortgage loans follows:

                                        1996           1995
                                    -------------  ------------
     First mortgage loans
       1-4 Dwelling units           $ 40,925,018    $39,855,035
       5 or more                         100,143        103,324
       Non-Residential                 2,675,285      1,635,015
       Land                            1,569,033      2,069,940
       Construction                    2,920,115        867,000
                                    ------------    -----------
                                      48,189,594     44,530,314
     Other loans
       Home equity loans                 875,286        417,777
       Commercial loans                  694,951        613,233
       Home improvement loans             12,139         22,994
       Consumer loans                  2,423,899      2,110,939
       Loans on savings deposits         631,776        604,167
       Education                          86,518         85,065
                                    ------------    -----------
                                      52,914,163     48,384,489
     Less:
       Undisbursed proceeds on
         loans in process           (  1,260,066)   (   944,869)
       Deferred loan fees           (     48,535)   (   171,554)
       Loans held for sale          (  1,707,883)   (   671,600)
       Allowance for loan losses    (    117,691)   (   114,412)
                                    ------------    -----------
                                    $ 49,779,988    $46,482,054
                                    ============    ===========

     The Bank serviced loans for others in the approximate amount of $16,795,000 and $14,738,000 in 1996 and 1995, respectively.



     An analysis of the allowance for loan losses for the years ended December
          31, 1996 and 1995 is as follows:

                                                      1996               1995
                                                   ---------          ---------
          Balance at beginning of period           $ 114,412          $ 105,631
          Provision charged to operations            102,500             35,000
          Charge-offs, net                         (  99,221)         (  26,219)
                                                   ---------          ---------
          Balance at end of period                 $ 117,691          $ 114,412
                                                   =========          =========

                      CECIL BANCORP, INC.AND SUBSIDIARIES
                      -----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



5.          LOANS RECEIVABLE (Continued)

     In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time comparable transactions were entered into with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable terms to the Bank. Loans to such borrowers, which in the aggregate exceeded $60,000 at December 31, 1996 are summarized as follows:

                  Balance beginning of year     $413,065
                  Payments                        13,881
                                                --------
                  Balance end of year           $399,184
                                                ========

     A summary of slow loans follows:

                                         Principal       Past Due
                                        Outstanding      Payments
                                        -----------     ----------
     December 31, 1996
     First mortgage loans
       Conventional mortgage loans
           Single family dwellings        $  486,300   $   52,783
                                          ==========   ==========

     December 31, 1995
     First mortgage loans
       Conventional mortgage loans
           Single family dwellings        $  216,063   $    9,080
                                          ==========   ==========

     For the years ended December 31, 1996 and 1995 additional interest income before taxes amounting to $37,146 and $14,029, respectively, would have been recognized if interest on loans sixty days or more in arrears had been recorded based on original contract terms. The amount of interest included in interest income from the above loans as of December 31, 1996 amounted to $23,457.

     At December 31, 1996, the Bank had outstanding commitments to originate loans as follows:

                                  Fixed Rate      Variable Rate
                                 (6.50%-7.25%)   (7 5/8%-9 1/8%)     Total
                                 -----------      -------------   ----------
              First mortgages    $  368,500      $  296,200       $  664,700
                                 ==========      ==========       ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



6.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31, 1996 and 1995, consists of the following:


                                                   1996               1995
                                                 --------           --------
  Loans receivable                               $352,817           $335,151
  Mortgage-backed securities                       12,768              5,521
  Investment securities                            67,243             37,609
                                                 --------           --------
                                                 $432,828           $378,281
                                                 ========           ========


7.   OFFICE PROPERTIES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Office properties, equipment and leasehold improvements are summarized by major classifications as follows:

                                                         1996       1995
                                                       ---------  ---------
                  Land                                  $ 51,161   $ 51,161
                  Buildings and improvements             315,893    328,869
                  Furniture, fixtures and equipment      369,798    277,639
                  Leasehold improvements                 208,220    202,981
                                                        --------   --------
                                                         945,072    860,650
                  Accumulated depreciation               436,248    406,346
                                                        --------   --------
                                                        $508,824   $454,304
                                                        ========   ========


     Depreciation expense for the years ended December 31, 1996, 1995, and 1994 was $48,376, $36,945 and $34,632, respectively.

     Leasehold improvements relate to office space for the Bank's branch office and lending office. The branch office is being leased under the terms of an operating lease with renewal options for two successive five year terms which expire in May 2005. The lending office is being leased under the terms of an operating lease which expires in May 2000, with renewal options for three successive five year terms. Land is being leased for the operation of an Automatic Teller Machine under the terms of an operating lease which expires May 2001, with renewal options for three successive three year terms. Annual rental on these leases was $38,380, $26,553, and $11,544 in 1996, 1995, and 1994,
          respectively.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



7.   OFFICE PROPERTIES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

     The following is a schedule by years of future rental payments required under the operating leases for the remaining non-cancelable terms:

Year ending December 31, 1997     $ 38,550
                         1998       38,550
                         1999       38,550
                         2000       28,050
                         2001       18,650
                   Thereafter       59,500
                                  --------
                                  $221,850
                                  ========


8.   FEDERAL HOME LOAN BANK STOCK

     Investment in stock of the Federal Home Loan Bank is required of every federally-insured savings bank. The bank must own capital stock in an amount equal to the greater of 1% of its residential mortgages and mortgage-backed securities, or 3/10th of 1% of total assets. No ready market exists for the bank stock and it has no quoted market value.

9.   SAVINGS DEPOSITS

                                                     1996        1995
                                                  ----------  -----------
     A summary of savings deposits follows:
          Vacation
               3.0%                               $   18,783  $    19,488
                                                  ----------  -----------

          Christmas Clubs
               3.0%                                   60,693       50,644
                                                  ----------  -----------

          Passbook and Statement Accounts
               (weighted average 3.0%)             9,997,007   10,018,313
                                                  ----------  -----------

          Negotiable Order Withdrawal
               Accounts 2.00% and 2.25%            3,828,690    3,676,815
                                                  ----------  -----------

          Money Market Fund Accounts
               (weighted average 3.00% and 3.25%)  2,618,289    3,026,066
                                                  ----------  -----------

          Regular checking (non-interest bearing)    682,845      560,354
                                                  ----------  -----------

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



9.   SAVINGS DEPOSITS (Continued)

                                                       1996         1995
                                                    -----------  -----------
     Individual Retirement Accounts
          (weighted average 5.15% and 5.83%)        $ 7,011,601  $ 7,086,240

     91-Day Certificates
          (weighted average 4.00% and 3.92%)          4,320,548    2,822,891

     Money Market Certificates (6 mos.)
          (weighted average 5.00% and 4.88%)          4,004,051    2,733,091

     1 Year Certificates
          (weighted average 4.25% and 5.21%)          5,265,227    5,726,004

     14 Month Certificates
          (weighted average 5.42% and 5.6%)           1,138,702      490,161

     18 Month Certificates
          (weighted average 5.30% and 5.26%)          2,000,807    2,281,338

     30 Month Certificates
          (weighted average 5.45% and 5.59%)          2,261,525    2,283,097

     3 1/2 Year Certificates
          (weighted average 5.50%)                      176,717      170,420

     5 Year Certificates
          (weighted average 5.65% and 5.83%)          3,979,537    3,704,530
                                                    -----------  -----------

                                                     30,158,715   27,297,772
                                                    -----------  -----------

                                                    $47,365,022  $44,649,452
                                                    ===========  ===========

     Weighted average cost of savings
          deposits for the period ended                    4.46%        4.65%
                                                         =======      =======

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



9.   SAVINGS DEPOSITS (Continued)

     A summary of certificate accounts by maturity as of December 31, 1996 follows:

                  Under 12 months           $21,794,792
                  12 months to 24 months      1,262,388
                  24 months to 36 months        838,034
                  Over 36 months              6,263,501
                                            -----------
                                            $30,158,715
                                            ===========

     Eligible savings accounts are insured up to $100,000 by the Savings
          Association Insurance Fund.

     Savings deposits include certificates of deposit in denominations of $100,000 or more aggregating $8,337,820 and $4,827,000 as of December 31, 1996 and 1995.


10.  ADVANCES FROM FEDERAL HOME LOAN BANK

     At December 31, 1996, short-term advances consist of the following:

           Maturity               Interest
             Date                   Rate               December 31, 1996
           --------              ---------             -----------------
          1/5/97                   ADJ-ARC                 $1,000,000
          1/21/97                  ADJ-ARC                    750,000
          6/6/97                 6.18% FRC                  1,750,000
          7/8/97                   ADJ-DRC                  1,000,000
                                                           ----------

          Total short-term advances                        $4,500,000
                                                           ==========

11.  INCOME TAXES

     Under the Internal Revenue Code in prior years, the Bank was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction which was 8% for the years ended December 31, 1995 and 1994. In 1996, the special bad debt deduction related to additions to tax bad debt reserves was repealed. In addition, the Bank must recapture into income the portion of its bad debt reserves above its 1987 level, over a six year period. The Bank qualifies for an additional two year deferral, therefore will begin to recapture the excess bad debt reserve in the tax year ending December 31, 1998. The Bank's excess bad debt reserve subject to recapture is approximately $326,000.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



11.  INCOME TAXES (Continued)

     The Bank's income tax expense is different from amounts computed by applying the statutory federal income tax rate because of the following:

                                                  1996         1995          1994
                                                ---------  ------------  ------------
              Current:
                Federal at 34%                   $177,262    $ 183,240   $ 189,037
                State                              48,409       37,701      41,901

              Increase (decrease) in
                taxes resulting from:
                  Special bad debt deduction                 (  16,601)  (  15,123)
                  Deferred income                  76,030    (   8,064)  (  21,067)
                Other                                                        6,753
                                                 --------    ---------    --------
                   Total                         $301,701    $ 196,276    $201,501
                                                 ========    =========    ========


     Deferred income taxes (income tax benefits) result from timing differences in the recognition of income and expense for income tax and financial statement purposes. The source of these differences and the tax effect of each are as follows:

                                                 1996          1995          1994
                                             ------------  ------------  ------------
             Loan fee income                  ($  17,639)  ($7,210)      ($   20,268)

             Advance interest payments on
                mortgages                     (    1,624)  (   854)      (       799)

             Employee benefit plans               41,662

             Provision for possible
                loan losses                       30,237

             Mortgage servicing rights            23,394
                                              ----------   -------       -----------
                                              $   76,030   ($8,064)      ($   21,067)
                                              ==========   =======       ===========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



11.  INCOME TAXES (Continued)

     The net deferred tax assets (liabilities) in the accompanying consolidated statements of financial condition include the following components:

                                             1996       1995
                                          ----------  --------
              Deferred tax assets         $ 144,285    $89,156
              Deferred tax liabilities      147,162     18,669
                                          ---------    -------
              Net deferred tax assets
                 (liabilities)            ($  2,877)   $70,487
                                          =========    =======

     At December 31, 1996, there is no valuation allowance maintained against the deferred tax assets. The Bank expects to fully realize the benefit of the deferred tax assets.


12.  RETAINED EARNINGS

     Retained earnings are restricted by regulatory requirements and federal income tax requirements.

     In connection with the insurance of savings accounts by SAIF, the Bank is required to meet certain capital requirements based on computations prescribed by OTS (see Note 13).

     Payment of dividends on the common stock of the Corporation will be subject to the availability of funds from dividend distributions of the Bank, which are subject to various restrictions. Under regulations of the OTS, the Bank is not permitted to pay dividends on its common stock if its regulatory capital is reduced below the amount required for the "liquidation account" or the capital requirements imposed by FIRREA and the OTS. Since the bank meets the fully phased-in capital requirements under FIRREA, it may pay a cash dividend on its capital stock up to the higher of (i) 100% of its net income to date during the calendar year plus an amount not to exceed 50% of its surplus capital ratio at the beginning of the calendar year or (ii) 75% of its net income over the most recent four quarter period.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



13.  REGULATORY CAPITAL MATTERS

     The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision
          (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of:
          total risk-based capital and Tier I capital risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all the capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the OTS, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the following table. There are no events or conditions since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)


13.  REGULATORY CAPITAL MATTERS (Continued)

                                                                               To Be Well Capitalized
                                                                                    under Prompt
                                                                                  Corrective Action
                                                 Actual                               Provisions
                                         ----------------------                -----------------------
                                             Amount     Ratio                     Amount     Ratio
                                         ------------ ---------                ----------- -----------
As of December 31, 1996                       (in thousands)                        (in thousands)
 Total risk-based capital
  (to risk-weighted assets)              $7,113         18.71%     >           $3,802    >       10.0%
                                                                   -                     -
 Tier I capital
  (to risk-weighted assets)               6,995         18.40%     >            2,281    >        6.0%
                                                                   -                     -
 Tier I capital
  (to adjusted total assets)              6,995         11.61%     >            3,013    >        5.0%
                                                                   -                     -
 Tangible capital
  (to adjusted total assets)              7,056         11.71%     >              904    >        1.5%
                                                                   -                     -

As of December 31, 1995
 Total risk-based capital
  (to risk-weighted assets)              $7,319         23.02%     >           $3,179    >       10.0%
                                                                   -                     -
 Tier I capital
  (to risk-weighted assets)               7,205         22.66%     >            1,907    >        6.0%
                                                                   -                     -
 Tier I capital
  (to adjusted total assets)              7,205         13.33%     >            2,702    >        5.0%
                                                                   -                     -
 Tangible capital
  (to adjusted total assets)              7,205         13.33%     >              811    >        1.5%
                                                                   -                     -


14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS

     a.   Employee Stock Ownership Plan -- In conjunction with the plan of
          -----------------------------
               conversion, the Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Corporation or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Company. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The outstanding loan balance is included as a liability in the accompanying consolidated statements of financial condition, and the Corporation's obligation related to the ESOP debt is reflected as a reduction in stockholders' equity. The loan is to be paid in annual installments of $38,508 plus interest at prime plus 1% (9.25% at December 31, 1996) over a ten year period. Payments began on December 31, 1995. The Bank contributes sufficient cash funds to the ESOP to repay the loan, plus such other amounts as the Corporation's Board of Directors may determine in its discretion.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

     a.   Employee Stock Ownership Plan (Continued)
          -----------------------------
               Contributions to the ESOP and shares released from the suspense account are to be allocated among participants on the basis of their annual wages subject to federal income tax withholding, plus any amounts withheld under a plan qualified under Sections 125 or 401(k) of the Code and sponsored by the Corporation. Participants must be employed at least 500 hours in a calendar year in order to receive an allocation. Forfeitures will be reallocated to participants on the same basis as other contributions. Dividends paid on allocated shares are expected to be used to repay the ESOP loan, credited to participant accounts within the ESOP, or paid to participants; dividends on unallocated shares are expected to be used to repay the ESOP loan. The Corporation is to administer the ESOP.

               The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholders' equity. As shares are released from collateral, the Bank records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings per share computations. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. ESOP compensation expense was $36,884 and $41,548 in 1996 and 1995, respectively. The ESOP shares as of December 31, 1996 were as follows:

                      Shares released for allocation         7,702
                      Unreleased shares                     30,806
                                                          --------
                       Total ESOP shares                    38,508
                                                          ========
                      Fair value of unreleased shares
                       at December 31, 1996               $485,195
                                                          ========

     b.   Stock-based Compensation Plans -- During 1995, the Corporation
          ------------------------------
          formed a Management Recognition Plan ("MRP"), which was authorized to acquire 4% of the shares of common stock issued on the date of reorganization. The total shares authorized are to be awarded to directors and to employees in key management positions in order to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Company.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

     b.   Stock-based Compensation Plans (Continued)
          ------------------------------
               The Corporation contributed funds to the MRP to enable it to acquire the shares of stock that will be required to fund the MRP (18,174 shares). The number of shares awarded for the year ended December 31, 1995 was 17,507. Awards under the MRP are earned and non-forfeitable by a participant at the rate of one-third per year of service.

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employees stock option and management recognition plan because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation." requires use of option valuation models that were developed for use in valuing employee stock. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

               The $263,351 contributed to the MRP is being amortized to compensation expense as the plan participants become vested in those shares. Compensation expense in connection with the MRP was $46,187 and $69,617, in 1996 and 1995, respectively. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

               The Company's 1995 Stock Option Plan (Five-Year Options) has authorized the grant of options to management personnel for up to 44,519 shares of the Company's common stock. All options granted have 5 year terms and vest ratably over their respective terms.

               The effect of applying FASB Statement No. 123 to the results of operations for the Company results in net earning and earnings per share that are not materially different than reported.

               A summary of the Company's stock option activity, and related information for the year ended December 31 is as follows:

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)


14. OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

                                                                                1996                        1995
                                                                     --------------------------  -------------------------
                                                                          Weighted-Average           Weighted-Average
                                                                      Shares    Exercise Price    Shares    Exercise Price

                                                                     ---------  ---------------  ---------  --------------

    Outstanding at
      beginning of year                                                44,519         $  11.00        -0-           $   --
    Granted                                                                                        44,519            11.00
    Exercised                                                        ( 12,034)
                                                                     --------                      ------
   Outstanding at
      end of year                                                      32,485                      44,519
                                                                     ========                    ========

    Options exercisable
      at year end                                                       6,497                      12,034

    Weighted-average fair
      Value of options
      granted during
      the year                                                                                     $11.00

    The weighted average remaining contractual life of those options was 4.6 years.

    The following table summarizes information about the
     management recognition
       plan at December 31:
                                                                         1996             1995
                                                                     --------         --------

       Outstanding at beginning of year                                12,994                0
       Shares awarded                                                                   17,807
       Vested and paid shares                                        (  2,599)        (  4,813)
                                                                     --------         --------
       Outstanding at end of year                                      10,395           12,994
                                                                     ========         ========

     During 1995, the Corporation adopted a stock option plan for the benefit of directors, selected officers, and other key employees. The number of shares of common stock deliverable pursuant to awards is not to exceed 10% of the shares of common stock issued on the date of reorganization (48,136 shares). The plan provides for the granting of options for the common shares of the Corporation at the fair market value at the time the options are granted. The term of each option awarded is to be determined by a committee of the Board of Directors, but shall not exceed ten years. The term of an option shall not exceed five years for employees owning more than 10% of the out-standing common stock at the time the option is granted. Discretionary stock appreciation rights may be granted in conjunction with, or independently of, any options granted under the Plan. Upon exercise of a stock appreciation right, the related option, or portion thereof, is cancelled. As of December 31, 1996, 6,497 stock options were granted. No stock appreciation rights have been granted as of December 31, 1996.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)


14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

     c.   Retirement Plan for Non-Employee Directors -- Effective January 1,
          ------------------------------------------
          1995 the Corporation adopted a Retirement Plan for Non-Employee Directors. Under this plan, each participating director would receive monthly benefits for the ten-year period following termination of service on the Board, in an amount equal to the product of his or her "Benefit Percentage," his or her "Vested Percentage," and $500. A director's "Benefit Percentage" is based on his or her overall years of service on the Board of Directors of the Bank, and increases in increments of 20% from 0% for less than five years of service, to 20% for five to nine years of service, to 40% for 10 to 14 years of service, to 60% for 15 to 19 years of service, to 80% for 20 to 24 years of service, and to 100% for 25 or more years of service.

          A director's "Vested Percentage" is based on his or her full years of service as a non-employee Director after January 1, 1995 and increases in increments of 10% per year, from 10% for one full year of service after January 1, 1995, up to 100% for ten or more full years of service after January 1, 1995. In the event that a director dies before collecting benefits under this plan, the director's surviving spouse will be eligible to receive 50% of the benefits the director would have received.

          The Directors' Plan is unfunded. All benefits will be paid from the Bank's general assets. The Bank recognizes annual compensation expense as the benefits become vested. The amount of compensation expense incurred by the Bank in connection with the plan for the years ended December 31, 1996 and 1995 was $42,000.


15.  PENSION PLAN

     The Bank has a defined contribution pension plan covering all full-time employees who meet certain eligibility requirements as to age and length of service. The plan is funded by annual employer contributions determined at the rate of 10% of compensation of eligible employees. Pension costs charged to operations in 1996, 1995 and 1994 amounted to $51,741, $61,732, and $42,861, respectively.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is party to financial instruments with off-balance-sheet risk.

     The following commitments are outstanding as of December 31:

                                         1996        1995
                                      ----------  ----------
          Unfunded lines of credit    $  963,700  $  373,000
          Loan commitments               664,700     755,000
                                      ----------  ----------
                                      $1,628,400  $1,128,000
                                      ==========  ==========

     The Bank's exposure to credit loss in the event of non-performance by the other party to these instruments is represented by the contractual amount of the instrument. The Bank uses the same credit policies in granting such loan commitments as it does for on-balance sheet instruments. The Bank generally requires collateral to support such financial instruments with credit risk, which generally consists of the right to receive a first mortgage on improved or unimproved real estate when performance under the contract occurs (see Note 5).

     The Bank invests funds in the form of certificates of deposit at the Federal Home Loan Bank. In addition, the Bank maintains cash accounts at the Federal Home Loan Bank and three local banks. Balances reflected on the local bank's statements exceed the $100,000 insurance limit by varying amounts throughout the year. The Bank controls this risk by monitoring the financial condition of the local banks. The Federal Home Loan Bank is an instrumentality of the U.S. Government.

17.  EARNINGS PER SHARE

     During 1996, options to acquire 6,497 shares of the Corporation's stock for $11 per share were vested (see Note 14). The options expire May 2006.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)



17.  EARNINGS PER SHARE (Continued)

     Earnings per common share and common share equivalent were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of the common stock during that part of the year when options were outstanding and the market price of the common stock exceeded the exercise price. The weighted average number of shares of common stock and common stock equivalents outstanding was 438,312, 442,583 and 61,878 in 1996, 1995 and 1994, respectively.

     Earnings per common share-fully diluted were determined on the assumption that the options were exercised on May 31, 1996 (the date they became vested). Outstanding shares were increased as described above, except that purchases of common stock are assumed to have been made at the year-end price of $15.75. The weighted average number of shares of common stock and common stock equivalents outstanding for computation of earnings per common share-fully diluted was 438,375 in 1996.


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In December 1991, the FASB issued SFAS No. 107 "Disclosure about
        Fair Value of Financial Instruments" which requires that the Bank disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Bank's financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

        Cash and Cash Equivalent
        ------------------------

        The fair values of cash and cash equivalents approximates their carrying values.

        Securities
        ----------

           The fair values of investment securities, securities available for sale and securities to be held to maturity are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)



18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Loans Receivable and Loans Held for Sale
     ----------------------------------------

     The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial and credit risk characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate and consumer. Each loan category is further segmented into fixed and adjustable-rate interest terms.

     The fair values of each loan category are estimated by discounting contractual cash flows adjusted for estimated prepayments. Assumptions regarding prepayment estimates and discount rates are judgmentally determined by using available market information.

     Investment in Stock of FHLB
     ---------------------------

     The fair value of the Bank's investment in stock of the FHLB approximates its carrying value.

     Savings Deposits
     ----------------

     The fair values of passbook accounts, NOW accounts, demand deposit accounts and variable rate money market accounts approximates their carrying values. The fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.

     Employee Stock Ownership Plan Debt
     ----------------------------------

     The fair value of the Bank's employee stock ownership plan debt is estimated using a discounted cash flow analysis based on current market rates for debt with similar terms and remaining maturity.

     The estimated fair values of financial instruments at December 31, 1996 are as follows:

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                               Estimated
                                                 Carrying         Fair
                                                  Value           Value
                                              -------------   ---------------
     Financial assets
      Cash and cash equivalents                  $ 2,180,622      $ 2,180,622
      Investment securities
       Held to maturity                            2,490,069        2,489,174
       Available for sale                            496,358          496,358
      Mortgage-backed securities
       Held to maturity                              531,775          532,631
       Available for sale                          1,633,338        1,633,338
      Loans held for sale                          1,707,883        1,716,993
      Loans receivable                            49,779,988       50,720,538
      Investment in stock of FHLB                    422,900          422,900
     Financial liabilities
      Savings deposits                            47,365,022       47,401,778
      Employee stock ownership plan debt             308,064          308,064

     The estimated fair values of financial instruments at December 31, 1995 are as follows:

                                                                 Estimated
                                                     Carrying       Fair
                                                       Value        Value
                                                    -----------  -----------
     Financial assets
       Cash and cash equivalent                     $ 2,252,544  $ 2,252,544
       Investment securities
         Held to maturity                             2,025,015    2,024,859
         Available for sale                             227,724      227,724
       Mortgage-backed securities
         Available for sale                             872,369      878,485
       Loans held for sale                              671,600      691,301
       Loans receivable                              46,482,054   47,702,207
       Investment in stock of FHLB                      422,900      422,900
     Financial liabilities
       Savings deposits                              44,649,452   44,935,164
       Employee stock ownership plan debt               346,572      346,572

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 --------------------------------------------

                                  (Continued)


19.  CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statement of financial position as of December 31, 1996 and 1995 and condensed statements of income and cash flows for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation was incorporated July 1994 and on November 10, 1994, acquired all of the capital stock of the Bank upon its conversion from mutual to stock form. Prior to the conversion, the Corporation did not engage in any material operations.


                       Statements of Financial Condition

                                     Assets

                                                                   December 31,
                                                             ------------------------
                                                                1996         1995
                                                             ----------  ------------
     Cash                                                    $  260,996    $  149,072
     Investment in Cecil Federal Savings Bank                 3,568,977     3,718,976
     Deferred taxes                                               8,119         6,440
     Prepaid expenses                                            50,364        30,001
                                                             ----------    ----------

                                                             $3,888,456    $3,904,489
                                                             ==========    ==========

                         Liabilities and Stockholders' Equity

      Other Liabilities                                      $   27,254    $   16,676
      Employee stock ownership debt                             308,064       346,572
                                                             ----------    ----------
                                                                335,318       363,248
                                                             ----------    ----------

      Stockholders' Equity
         Common stock, $.01 par value
           Authorized:  4,000,000 shares
           Issued and outstanding:  481,361 shares                4,694         4,814
         Additional paid in capital                           3,940,728     3,963,671
      Employee stock ownership debt                            (308,064)     (346,572)
      Deferred Compensation Management
         Recognition Plan                                      (156,047)    ( 193,734)
      Retained earnings                                          71,827       113,062
                                                              ---------    ----------

             Total stockholders' equity                       3,553,138     3,541,241
                                                              ---------     ----------

             Total liabilities and stockholders' equity      $3,888,456    $3,904,489
                                                             ==========    ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  --------------------------------------------

                                  (Continued)



19.  CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION
     (Continued)

                              Statements of Income

                                                                        Year ended December 31,
                                                                    -------------------------------
                                                                         1996            1995
                                                                    ---------------  --------------
     Equity in earnings of Cecil Federal Savings Bank                  $ 400,001       $ 375,067

     Operating expenses
        Compensation and benefits                                         88,203          71,277
        Other                                                             25,959          23,081
                                                                       ---------       ---------
                                                                         114,162          94,358
                                                                       ---------       ---------
     Net income before income taxes                                      285,839         280,709

     Income taxes
        Current                                                       (   27,391)    (    30,001)
           Deferred                                                   (    1,679)    (     6,440)
                                                                      ----------     -----------
                                                                      (   29,070)    (    36,441)
                                                                      ----------     -----------
     Net income                                                        $ 314,909       $ 317,150
                                                                      ==========     ===========

                            Statements of Cash Flows

                                                                       Year ended December 31,
                                                                    ------------------------------
                                                                         1996              1995
                                                                    ------------       ------------
     Cash flows from operating activities
        Cash paid to suppliers and employees                         ($   65,897)      ($   86,544)
        Dividends received from Cecil Federal Savings Bank               550,000
        Income taxes refunded                                              7,028
                                                                      ----------       -----------
     Net cash provided (used) by operating activities                    491,131       (    86,544)
     Cash flows from financing activities
        Proceeds from sale of common stock                               178,799
        Unearned ESOP compensation decrease                               38,508            38,508
        Dividends paid                                               (   243,671)      (   247,997)
        Purchase of MRP stock                                                          (   193,734)
        Purchase of common stock                                     (   352,843)
                                                                    ------------        -----------
     Net cash used by financing activities                           (   379,207)      (   403,223)
                                                                    ------------      ------------

     Net increase (decrease) in cash                                     111,924       (   489,767)

     Cash
        Beginning of year                                                149,072           638,839
                                                                      ----------       ------------

        End of year                                                   $  260,996        $  149,072
                                                                      ==========       ===========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     Based solely on a review of reports of beneficial ownership filed on Forms 3, 4 and 5, there were no delinquent filers of such reports for the fiscal year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors -- Executive Compensation" in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          -----------------------------------------------

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (B)  SECURITY OWNERSHIP OF MANAGEMENT
          --------------------------------

          Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors."

     (C)  CHANGES IN CONTROL
          ------------------

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT
          --------------------------------------

     (1)  FINANCIAL STATEMENTS.  The following financial statements are
          --------------------
incorporated by reference in Item 7 hereof:


               Independent Auditors' Report

               Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

               Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements.

     (2)  FINANCIAL STATEMENT SCHEDULES.  All schedules for which provision is
          -----------------------------
made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3)  EXHIBITS.  The following is a list of exhibits filed as part of this
          --------
Annual Report on Form 10-KSB with an index to their location in the sequentially numbered copy of this Annual Report on Form 10-KSB.


     No.                 Description
     ---                 -----------

     3.1            Articles of Incorporation of Cecil Bancorp, Inc. *

     3.2            Bylaws of Cecil Bancorp, Inc. *

     4              Form of Common Stock Certificate *

     10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey *

     10.3           Cecil Bancorp, Inc. Stock Option and Incentive Plan **

     10.4           Cecil Bancorp, Inc. Management Recognition Plan **

     10.5 Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors ***

     21             Subsidiaries

     23             Independent Auditor's Consent

     27             Financial Data Schedule

______________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CECIL BANCORP, INC.

Date:    March 21, 1997              By: /s/ Mary B. Halsey
                                         ---------------------------------------
                                         Mary B. Halsey
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mary B. Halsey                               Date:  March 21, 1997
    ----------------------------------------------
    Mary B. Halsey
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Mary B. Halsey                               Date:  March 21, 1997
    ----------------------------------------------
    Mary B. Halsey
    President and Chief Executive Officer
    (Principal Financial and Accounting Officer)

By: /s/ Bernard L. Siegel                            Date:  March 21, 1997
    ----------------------------------------------
    Bernard L. Siegel
    Chairman of the Board

By: /s/ Thomas L. Foard                              Date:  March 21, 1997
    ----------------------------------------------
    Thomas L. Foard
    Secretary and Director

By: /s/ William F. Burkley                           Date:  March 21, 1997
    ----------------------------------------------
    William F. Burkley
    Director

By: /s/ Howard J. Neff                               Date:  March 21, 1997
    ----------------------------------------------
    Howard J. Neff
    Director

By: /s/ Michael J. Scibinico                         Date:  March 21, 1997
    ----------------------------------------------
    Michael J. Scibinico
    Director

By: /s/ Doris P. Scott                               Date:  March 21, 1997
    ----------------------------------------------
    Doris P. Scott
    Director

By: /s/ Howard B. Tome                               Date:  March 21, 1997
    ----------------------------------------------
    Howard B. Tome
    Director

                               INDEX TO EXHIBITS



Exhibit     DESCRIPTION
-------     -----------


   3.1      Articles of Incorporation of Cecil Bancorp, Inc. *

   3.2      Bylaws of Cecil Bancorp, Inc. *

   4        Form of Common Stock Certificate *

   10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey*

   10.3     Cecil Bancorp, Inc. Stock Option and Incentive Plan **

   10.4     Cecil Bancorp, Inc. Management Recognition Plan **

   10.5     Cecil Federal Savings Bank Retirement Plan for Non-Employee
            Directors ***

   21       Subsidiaries

   23       Independent Auditor's Consent

   27       Financial Data Schedule



____________________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-40132).
** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).