Form 10-Q
period 1997-03-31
CECIL BANCORP INC
filed 1997-05-15
CIK 926865

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-Q

           Quarterly Report under Section 13 or 15 (d)
           of the Securities and Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                        Commission File Number
March 31, 1997                                   0-24926

                      CECIL BANCORP, INC.
                      -------------------
    (Exact name of registrant as specified in its charter)


      Maryland                                   52-1883546
      --------                                   ----------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification Number)


    127 North Street
    Elkton, Maryland                                21921
    ----------------                                -----
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


           Number of shares outstanding of common stock as of March 31, 1997

$0.01 par value common stock                  469,358 shares
----------------------------                  --------------
         class                                 outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.              FINANCIAL INFORMATION                 PAGE
                                                           ----
     ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - March 31, 1997
             and December 31, 1996                         3-4

             Consolidated Condensed Statements of
             Operations Three Months Ended
             March 31, 1997 and 1996                        5

             Consolidated Condensed Statement of
             Cash Flows Three Months Ended
             March 31, 1997 and 1996                       6-7

             Notes to Consolidated Condensed
             Financial Statements                          8


     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                9-15

PART II.             OTHER INFORMATION                     16

     Item 4. Submission of Matters to a Vote of
             Security Holders

     Item 6. Exhibits and Reports on Form 8-K

                                                       3
            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                                  ASSETS
                                  ------

                                            March 31,      December 31,
                                              1997             1996
                                          ------------     ------------
                                           (Unaudited)
Cash                                       $ 2,025,169     $ 1,678,415
Cash - Interest bearing                        772,920         502,207
Investment securities
   Securities held-to-maturity               1,996,551       2,490,069
   Securities available-for-sale at
      estimated market value                   500,981         496,358
Mortgage backed securities
   Securities held to maturity                 504,585         531,775
   Securities available for sale
       at estimated market value             1,583,392      1,633,338
Loans held for sale                          1,603,671      1,707,883
Loans receivable, net                       50,309,268     49,779,988
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                519,966        508,824
Stock in Federal Home Loan Bank of
  Atlanta - at cost                            438,100        422,900
Accrued interest receivable                    406,214        432,828
Deferred taxes                                   5,578
Prepaid expenses                                57,638         42,878
Other assets                                    43,474         36,160
                                           -----------    -----------
      TOTAL ASSETS                         $60,767,507    $60,263,623
                                           ===========    ===========

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         ----------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                            March 31,      December 31,
                                              1997             1996
                                          ------------     ------------
                                           (Unaudited)
LIABILITIES
  Savings deposits                         $48,701,131     $47,365,022
  Advance payments by borrowers for
    property taxes and insurance               993,840         711,247
  Employee stock ownership debt                308,064         308,064
  Other liabilities                            372,318         323,327
  Deferred taxes                                                 2,877
  Advances from Federal Home Loan
    Bank of Atlanta                          3,250,000       4,500,000
                                           -----------     -----------
        TOTAL LIABILITIES                   53,625,353      53,210,537
                                           -----------     -----------
COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:469,358 shares        4,694           4,694
  Additional paid in capital                 3,940,728       3,940,728
  Net unrealized gain (loss) on securities
    available-for-sale, net of deferred
    taxes                                       (3,140)         13,139
  Employee stock ownership debt               (308,064)       (308,064)
  Retained earnings, substantially
    restricted                               3,663,983       3,558,636
  Deferred compensation - Management
    Recognition Plan                          (156,047)       (156,047)
                                           -----------     -----------

        TOTAL STOCKHOLDERS' EQUITY           7,142,154       7,053,086
                                           -----------     -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $60,767,507     $60,263,623
                                           ===========     ===========


                                                              5
                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF INCOME
                    ---------------------------------

                                                   Quarter Ended March 31,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)      (Unaudited)
INTEREST INCOME
  Loans receivable                              $1,096,702      $  994,917
  Mortgage-backed securities                        35,582          14,251
  Investment securities                             29,210          33,885
  Other interest-earning assets                     28,207          22,623
                                                ----------      ----------
        Total interest income                    1,189,701       1,065,676
                                                ----------      ----------
INTEREST EXPENSE
  Deposits
    NOW accounts                                    17,244          17,710
    Passbook accounts and statement savings         71,476          73,714
    Money market deposit accounts                   17,760          21,499
    Certificates                                   411,304         408,706
                                                ----------      ----------
  Interest expense on deposits                     517,784         521,629
  Borrowings                                        59,917          12,735
                                                ----------      ----------
        Total interest expense                     577,701         534,364
                                                ----------      ----------
        Net interest income                        612,000         531,312
  Provision for loan losses                         10,500           9,000
        Net interest income after
           provision for loan losses               601,500         522,312
                                                ----------      ----------
NONINTEREST INCOME (LOSS)
  Loan service charges                               8,820           6,673
  Dividends on FHLB stock                            7,707           7,500
  Gain on sale of loans                              4,736           4,793
  Other                                             49,205          43,894
                                                ----------      ----------
        Total noninterest income                    70,468          62,860
                                                ----------      ----------
NONINTEREST EXPENSE
  Compensation and benefits                        238,149         264,405
  Occupancy expense                                 29,548          26,490
  Equipment and data processing expense             46,271          40,786
  SAIF deposit insurance premium                     6,744          29,511
  Other                                            111,118          92,595
                                                ----------      ----------
        Total noninterest expense                  431,830         453,787
                                                ----------      ----------
        Income before income taxes                 240,138         131,385
                                                ----------      ----------
INCOME TAXES
  Current                                           98,976          57,808
  Deferred                                         (11,121)         (5,089)
                                                ----------      ----------
        Total income taxes                          87,855          52,719
                                                ----------      ----------
NET INCOME                                      $  152,283      $   78,666
                                                ==========      ==========
Earnings per common share and common
  share equivalent                              $      .35      $      .18
                                                ==========      ==========
Earnings per common share - assuming
  full dilution                                 $      .35      $      .18
                                                ==========      ==========
Cash dividends paid per common share            $      .10      $      .10
                                                ==========      ==========

                                                              6
                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                   Quarter Ended March 31,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on
    loans and investments                       $1,269,659     $ 1,107,384
  Cash paid to suppliers and employees            (414,793)       (493,805)
  Proceeds from sale of loans                      624,719         128,422
  Origination of loans held for sale              (608,500)       (671,500)
  Interest paid                                   (577,701)       (534,364)
  Income taxes paid                                (75,000)         (2,700)
                                                ----------     -----------
        NET CASH PROVIDED (USED) BY OPERATING
          ACTIVITIES                               218,384        (466,563)
                                                ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturities of
    investment securities                        2,000,000         500,000
  Proceeds from maturities of
    mortgage-backed securities                      63,624          59,813
  Purchases of investment securities             (,501,484)     (1,744,922)
  Loans originated                              (3,772,745)     (4,554,868)
  Principal collected on loans                   3,325,694       3,787,129
  Purchases of office properties, equipment
    and leasehold improvements                     (22,572)        (48,064)
  Purchase of stock in Federal Home Loan Bank
    of Atlanta                                     (15,200)
                                                ----------     -----------
        NET CASH USED BY INVESTING ACTIVITIES       77,317      (2,000,912)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
  NOW accounts, and savings accounts             7,105,950       6,953,697
  Proceeds from sales of certificates            2,430,776       2,598,129
  Payments of maturing certificates of deposits (8,200,617)     (7,975,716)
  Increase in advance payments by
     borrowers for property taxes and insurance    282,593         358,222
  Dividends paid                                   (46,936)        (47,175)
  Advances (repayments) to Federal Home
  Loan Bank of Atlanta                          (1,250,000)        500,000
  Proceeds from issuance of common stock                           177,501
  Purchase of common stock                                        (316,993)
                                                ----------      ----------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                              321,766       2,247,665
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH                    617,467        (219,810)

CASH
  Beginning of period                            2,180,622       2,252,544
                                                ----------      ----------
  End of period                                 $2,798,089      $2,032,734
                                                ==========      ==========

                                                               7
                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                (Continued)

                                                   Quarter Ended March 31,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                      $  152,283     $   78,666

Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation                                      11,430         10,844
  Provision for loan losses                         10,500          9,000
  Amortization of investment security
    premiums and discounts                          (5,008)        (4,632)
  Stock dividends                                   (7,380)        (3,380)
  (Increase) decrease in accrued interest
    receivable                                      26,614         (8,347)
  Increase in deferred taxes                        (8,455)        (5,089)
  Increase in prepaid expenses                     (14,760)       (16,049)
  (Increase) decrease in other assets               (7,314)         2,564
  Increase in other liabilities                     48,991         17,731
  (Increase) decrease in loans held for sale        11,483        547,871)
                                                ----------      ---------
                                                    66,101       (545,229)
                                                ----------      ---------
                                                $  218,384      $(466,563)
                                                ==========      =========

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    ------------------------------------------------------
                       MARCH 31, 1997
                       --------------

(1)  BASIS OF PRESENTATION
     ---------------------

    (1) Summary of Significant Accounting Policies
        ------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.

The results of operation of the three month periods ended March
31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

(2) Earnings per Share
    ------------------

Earnings per common share for 1997 is computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock was 440,582.

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

                                                           9
               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

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

                                                          10
               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

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

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Comparison of Financial Condition at March 31, 1997 and December
31, 1996.

The Company's assets increased by $503,884, or 0.8% to $60,767,507 at March 31, 1997 from $60,263,623 at December 31,
1996. The Company's emphasis on expanding the loans receivable portfolio continued. The loans receivable portfolio increased by $529,280, or 1.1% to $50,309,268 at March 31, 1997 from
$49,779,988 at December 31, 1996. The remainder of the Company's interest earning assets, primarily invested for liquidity, remained constant. Cash and interest-earning cash increased as a result of the sale of mortgage loans, prepayments of the loan portfolio, and increased savings deposits. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $15,200, or 3.6% to $438,100 at March 31, 1997 from $422,900 at
December 31, 1996, as a result of requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 7.25%.

The Company's liabilities increased $414,816, or 0.8% to $53,625,353 from $53,210,537 at December 31, 1996. During the three months ended March 31, 1997, the Company was able to increase savings deposits as a result of additional marketing campaigns, and also reduce advances due to the Federal Home Loan Bank of Atlanta. Savings Deposits increased $1,336,109, or 2.8% to $48,701,131 at March 31, 1997 from $47,365,022 at December 31,
1996. Advances from the Federal Home Loan Bank of Atlanta decreased $1,250,000, or 27.8% to $3,250,000 at March 31, 1997
from $4,500,000 at December 31, 1996. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $282,593, or 39.7% to $933,840 at March 31, 1997 to $711,247 at December 31, 1996.

The Company's stockholder's equity increased by $89,068 or 1.3% to $7,142,154 at March 31, 1997 from $7,053,086 at December 31,
1996. The increase was primarily due to an increase in retained earnings of $105,347, or 3.0% and a decrease in the unrealized net holding losses on available for sale investment securities. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 1997.

Results of Operations

Three Months Ended March 31, 1997
---------------------------------

Net income increased $73,617, or 93.6% to $152,283 for the three months ended March 31, 1997, from $78,666 for the same period in 1996. The annualized return on average assets and annualized return on average equity were 1.01% and 8.53% respectively, for the three months ended March 31, 1997. This compares to an annualized return on average assets of .56% and 4.48% respectively for the same period in 1996.

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net interest income, the Company's primary source of income, increased $79,188, or 15.2% to $601,500 for the three months ended March 31, 1997, from $522,312 for the three months ended March 31, 1996. The weighted average yield on all interest earning assets increased from 8.07% for the three months ended March 31, 1996, to 8.31% for the three months ended March 31, 1997. The weighted average rate paid on interest bearing liabilities increased from 3.91% for the three months ended March 31, 1996 to 4.40% for the three months ended March 31, 1997. The increase was a result of an increase in the average rate paid on deposits along with an increase in the average balance outstanding.

Interest on loans receivable increased by $101,785, or 10.2% to $1,096,702 for the three months ended March 31, 1997 from $994,917 for the three months ended March 31, 1996. The increase is attributable to both an increase in the weighted average yield and an increase in the average balance outstanding. The weighted average yield increased from 8.27% for the three months ended March 31, 1996 to 8.45% for the three months ended March 31, 1997.

Interest on mortgage backed securities increased $21,331, or 149.7% to $35,582 for the three months ended March 31, 1997 from $14,251 for the three months ended March 31, 1996. The increase is a result of an increase in the average balance outstanding. Although the bank purchased additional mortgage backed securities during the quarter ended September 1996, there have been no new purchases of mortgage backed securities during the current quarter.

Interest on investment securities (primarily earnings on monies held in federal funds and daily time accounts) decreased $4,675, or 13.8% to $29,210 for the three months ended March 31, 1997 from $33,885 for the three months ended March 31, 1996. The decrease is a result of a decline in both the weighted average yield and the average balance outstanding. Interest on other investment securities increased as a result of an increase in the average balance outstanding for the quarter. Other investments primarily are short term liquidity accounts with variable rates.


Interest paid on savings deposits decreased $3,845, or 0.7% to $517,784 for the three months ended March 31, 1997 from $521,629 for the three months ended March 31, 1996. The decrease was the result of an increase in the average balance outstanding along with an increase in the weighted average yield on deposits. Interest expense paid on borrowings increased $47,182, or 370.5% to $59,917 for the three months ending March 31, 1997 from $12,735 for the three months ended March 31, 1996. The increase was a result of an increase in the average balance outstanding which was offset by a slight decrease in the average cost of funds.

Provisions for loan losses increased $1,500, or 16.7% to $10,500 for the three months ended March 31, 1997 from $9,000 for the three month period ending March 31, 1996. The Bank reported a voluntary increase in general reserves as a result of the reassessment of reserve balances needed to provide for increased exposure in outstanding loan categories other than one-to-four residential loans.

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Noninterest income. Noninterest income increased $7,608, or 12.1% to $70,468 for the three months ended March 31, 1997 from $62,860 for the three months ended March 31, 1996. Loan servicing fees increased 32.2%, up $2,147 for the three months ended March 31, 1997 over the same period in 1996. This was a result of the increase in balances of the servicing portfolio. Gains on sale of loans decreased $57 for 1.2% to $4,736 for the three month period ending Marc 31, 1997 from $4,793 for the three months ended March 31, 1996. The decrease was attributable to a decline the number of fixed-rate loan originations and sales during the quarter, affected primarily by an increase in secondary market rate increases on long-term fixed rate loans. Other fees increased $5,311 or 12.1% to $49,205 for the three months ended March 31, 1997 from $43,894 for the three months ended March 31, 1996. Increases were primarily attributable to increases in fee income, from service charges and ATM fees.


Noninterest Expense. Noninterest expense decreased $21,957, or 4.8% to $431,830 for the three months ended March 31, 1997 from $453,787 for the three months ended March 31, 1996. The Company experienced a decrease in compensation and benefits of $26,256, or 9.9% to $238,149 for the three months ended March 31, 1997 from $264,405 for the three months ended March 31, 1996. The decrease can be attributable to the one-time benefit payouts for former President and CEO Gary A. Brown during the three months ended March 31, 1996. The Company also experienced a decline in the amount paid to the Savings Association Insurance Fund during the three months ended March 31, 1997. Lower premium rates became effective January 1, 1997. The Company's SAIF premium declined $22,767, or 77.2% to $6,744 for the three months ended March 31, 1997 as compared to $29,511 for the three months ended March 31, 1996. The Company anticipates paying the lowest premium for SAIF deposit premiums.

Income Taxes.  Income tax expense for the three months ended
March 13, 1997 and March 31, 1996 was $87,855 and $52,719
respectively, which equates to effective rates of 36.6% and 40.1%, respectively.

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NONPERFORMING ASSETS AND PROBLEM LOANS

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at March 31, 1997:

                                             1997         1996
                                             ----         ----
Nonperforming loans:
   Residential mortgage                    $381,101    $510,842
   Consumer and other                         6,400           0

Assets required in settlement of loans:
   Real estate held for development
     and sale
   Real estate held for investments
     and sale                                          $ 73,000
   Repossessed assets
                                           --------    --------
     Total nonperforming assets            $387,501    $583,842
                                           ========    ========

Residential mortgages classified consisted of 7 loans with balances ranging from $2,000 to $144,000. Classified consumer loans consisted of 4 loans with balances ranging from $500 to $5,000 as of March 31, 1997.

The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrowers' ability to repay, past collection experience and risk characteristics.

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL ADEQUACY
----------------

The Company. Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Bank. The Office of Thrift Supervision ("OTS"), which is the bank's principal regulator, has established requirements for tangible, core and risk-based measures of capital. As a result, the three capital measures mentioned above were as follows at March 31, 1997:

                             Tangible       Core      Risk-Based
                             --------       ----      ----------
Available capital            $7,207        $7,207      $7,331
Required capital                912         1,824       2,999
                             ------        ------      ------
Excess                       $6,295        $5,383      $4,332

Available capital             11.85%        11.85%      19.55%
Required capital               1.50%         3.00%       8.00%
                              ------        ------      ------
Excess                        10.35%         8.85%      11.55%

The Federal Deposit Improvement Act of 1991 ("FDICIA") established five capital categories which are used to determine the rate of deposit insurance premiums paid by insured institutions, thus introducing the concept of risk adjusted premiums. This act has the effect of requiring weaker banks to pay higher insurance premiums while allowing healthier, well-capitalized banks to pay lower premiums. The following table summarizes the five capital categories and the minimum capital requirements for each of the three capital requirements:

                                  Tangible   Core     Risk-Based
                                  --------   ----     ----------
Well capitalized                    5+%       6+%         10+%
Adequately capitalized           4%-4.99%   4%-5.99%    8%-9.99%
Undercapitalized                 3%-3.99%   3%-3.99%    6%-7.99%
Significantly undercapitalized   2%-2.99%   2%-2.99%    0%-5.99%
Critically undercapitalized      0%-1.99%   -           -
-----------------------------------------------------------------

On March 31, 1997, the Bank's capital levels were sufficient to qualify it as a well-capitalized institution, the most favorable category, allowing the Bank to pay lower deposit insurance premiums.

PAGE>
                                                          16

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------


PART II.      Other Information:

    Item 1.   Legal Proceedings -
              Not Applicable

    Item 2.   Changes in Securities -
              Not Applicable

    Item 3.   Defaults Upon Senior Securities -
              Not Applicable

    Item 4.   Submission of Matters to a Vote
              of Security Holders

The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on April 16, 1997, at 10:00 a.m. at the Swiss Inn, Elkton, Maryland, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy
statement      were elected with the following vote:

To serve for a three-year term:

                       Shares                      Shares
                       Voted          Shares        Not
                       "For"         "Withheld"      Voted
Bernard L. Siegel     391,175         3800           0
Howard J. Neff        398,950           25           0
Mary B. Halsey        398,750          225           0

    Item 5.   Other Information -
              Not Applicable

    Item 6.   Exhibits and Reports on Form 8-K

              Exhibit 27 -- Financial Data Schedule

              No reports on Form 8-K were filed during the three months ended March 31, 1997

PAGE>
                                                          17
                CECIL BANCORP, INC. AND SUBSIDIARIES

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CECIL BANCORP, INC.


Date: May 6, 1997              BY:/S/  Mary Beyer Halsey
                                  ----------------------
                                  Mary Beyer Halsey
                                  President
                                  Chief Executive Officer