Form 10-Q
period 1997-06-30
CECIL BANCORP INC
filed 1997-08-06
CIK 926865

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-Q

           Quarterly Report under Section 13 or 15 (d)
           of the Securities and Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                        Commission File Number
June 30, 1997                                   0-24926

                      CECIL BANCORP, INC.
                      -------------------
    (Exact name of registrant as specified in its charter)


      Maryland                                   52-1883546
      --------                                   ----------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification Number)


    127 North Street
    Elkton, Maryland                                21921
    ----------------                                -----
  (Address of principal                           (Zip Code)
  executive office)

                         410 398-1650
                        --------------
               (Registrant's Telephone Number)

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


           Number of shares outstanding of common stock as of June 30, 1997

$0.01 par value common stock                  469,358 shares
----------------------------                  --------------
         class                                 outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.              FINANCIAL INFORMATION                 PAGE
                                                           ----
     ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - June 30, 1997
             and December 31, 1996                         3-4

             Consolidated Condensed Statements of
             Operations for Six Months Ended and
             Three Months Ended June 30, 1997 and
             June 30, 1996                                 5

             Consolidated Condensed Statement of
             Cash Flows for Six Months Ended
             June 30, 1997 and June 30, 1996              6-7

             Notes to Consolidated Condensed
             Financial Statements                          8

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                9-16

PART II.             OTHER INFORMATION                     17

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                            June 30,       December 31,
                                              1997             1996
                                          ------------     ------------
                                           (Unaudited)
Cash                                        $ 1,914,148    $ 1,678,415
Cash - Interest-bearing                       3,002,685        502,207
Investment securities
      Securities held-to-maturity             2,500,571      2,490,069
      Securities available-for-sale at
        estimated market value                  510,932        496,358
Mortgage-backed securities
      Securities held-to-maturity               475,464        531,775
      Securities available-for-sale at
        estimated market value                1,552,874      1,633,338
Loans receivable, net                        50,805,141     49,779,988
Loans held for sale                           1,434,212      1,707,883
Real estate owned                               147,258
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                 601,236        508,824
Stock in Federal Home Loan Bank of
  Atlanta - at cost                             438,100        422,900
Accrued interest receivable                     428,360        432,828
Prepaid expenses                                 30,620         42,878
Other assets                                     49,989         36,160
                                            -----------    -----------
        TOTAL ASSETS                        $63,891,590    $60,263,623
                                            ===========    ===========

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         ----------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                             June 30,       December 31,
                                               1997             1996
                                           ------------     ------------
                                            (Unaudited)
LIABILITIES
    Savings deposits                           $52,995,357     $47,365,022
    Advance payments by borrowers for
      property taxes and insurance               1,241,944         711,247
    Employee stock ownership debt                  308,064         308,064
    Other liabilities                              289,170         323,327
    Deferred taxes                                   9,192           2,877
    Advances from Federal Home
      Loan Bank of Atlanta                       1,750,000       4,500,000
                                               -----------     -----------

           TOTAL LIABILITIES                    56,593,727      53,210,537
                                               -----------     -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value
      Authorized:  4,000,000 shares
   Issued and outstanding:  469,358 shares           4,694           4,694
   Additional paid in capital                    3,947,226       3,940,728
   Net unrealized gain on securities
      available-for-sale, net of
      deferred taxes                                12,478          13,139
   Employee stock ownership debt                  (308,064)       (308,064)
   Deferred compensation - Management
     Recognition Plan                             (118,361)       (156,047)
   Retained earnings,
      substantially restricted                   3,759,890       3,558,636
                                               -----------     -----------

           TOTAL STOCKHOLDERS' EQUITY            7,297,863       7,053,086
                                               -----------     -----------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                             $63,891,590     $60,263,623
                                               ===========     ===========

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                          Quarter Ended         Six Months Ended
                                             June 30,               June 30,
                                        ----------------      ------------------
                                          1997      1996        1997        1996
                                         ------    ------      ------      ------
                                      (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INTEREST INCOME
  Loans receivable                    $1,119,873  $1,055,699  $2,216,574  $2,050,616
  Mortgage-backed securities              34,156      12,088      69,737      26,339
  Investment securities                   32,445      30,089      61,655      63,974
  Other interest-earning assets           47,469      21,926      75,677      44,549
                                      ----------  ----------  ----------  ----------
     Total interest income             1,233,943   1,119,802   2,423,643   2,185,478

INTEREST EXPENSE
  Deposits
    NOW accounts                          20,020      16,744       37,264     34,454
    Passbook accounts                     73,311      74,620      144,787    148,334
    Money market deposit accounts         17,189      19,427       34,949     40,926
    Certificates                         451,072     410,222      862,376    819,289
                                      ----------  ----------  ----------  ----------
  Interest expense on deposits           561,592     521,013    1,079,376  1,043,003
  Borrowings                              39,836      18,772       99,752     31,147
                                      ----------  ----------  ----------  ----------
       Total interest expense            601,428     539,785    1,179,128  1,074,150
                                      ----------  ----------  ----------  ----------

       Net interest income               632,515     580,017    1,244,515  1,111,328
    Provision for loan losses             25,500       9,000       36,000     18,000
                                      ----------  ----------  ----------  ----------
       Net interest income after
         provision for loan losses       607,015     571,017    1,208,515  1,093,328

NONINTEREST INCOME
    Loan service charges                   8,574       6,795       17,395     13,468
    Dividends on FHLB stock                7,599       7,623       15,306     15,123
    Gain on sale of loans                 17,856       1,257       22,592      6,050
    Other                                 56,215      50,076      105,420     93,970
                                      ----------  ----------   ---------- ----------
       Total noninterest income           90,244      65,751      160,713    128,611

NONINTEREST EXPENSE
    Compensation and benefits            243,765     216,461      481,913    480,865
    Occupancy expense                     24,183      23,751       53,731     50,241
    Equipment and data processing
      expense                             41,013      39,095       87,285     79,881
    SAIF deposit insurance premium        12,975      30,262       19,719     59,773
    Other                                132,415      94,602      243,533    187,198
                                      ----------  ----------  ----------  ----------
       Total noninterest expense         454,351     404,171      886,181    857,958
                                      ----------  ----------   ---------- ----------
       Income before income taxes        242,908     232,597      483,047    363,981

INCOME TAXES
    Current                               85,296      67,259      184,272    125,067
    Deferred                              14,770       7,609        3,649      2,520
       Total income taxes                100,066      74,868      187,921    127,587
                                      ----------  ----------   ---------- ----------
NET INCOME                            $  142,842  $  157,729   $  295,126 $  236,394
                                      ==========  ==========   ========== ==========
Earnings per common share and
    common share equivalent           $      .32  $      .36   $      .67 $      .54
                                      ==========  ==========   ========== ==========
Earnings per common share -
    assuming full dilution            $      .32  $      .36   $      .67 $      .54
                                      ==========  ==========   ========== ==========
Cash dividends paid per common share  $      .10  $      .08   $      .20 $      .18
                                      ==========  ==========   ========== ==========

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                     Six Months Ended
                                                         June 30,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on
    loans and investments                        $ 2,542,273     $ 2,242,447
  Cash paid to suppliers and employees          (    848,550)   (    818,507)
  Proceeds from sale of loans                      1,703,325         196,992
  Origination of loans held for sale            (  1,506,800)   (  1,809,700)
  Interest paid                                 (  1,179,128)   (  1,074,150)
  Income taxes paid                             (    187,334)   (    112,756)
                                                 -----------     -----------
     NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                    523,786    (  1,375,674)
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of
    investment securities                          2,500,000       1,000,000
  Proceeds from maturities of
    mortgage-backed securities                       136,638         274,932
  Purchases of investment securities            (  2,501,641)   (  1,720,625)
  Purchases of mortgage-backed securities                       (  1,722,837)
  Loans originated                              (  8,410,502)   ( 11,047,228)
   Principal collected on loans                     7,449,087       9,004,958
  Purchases of office properties, equipment
    and leasehold improvements                  (    115,859)   (     92,736)
  Purchase of real estate owned                 (    147,258)
  Purchase of stock in Federal Home Loan
    Bank of Atlanta                             (     15,200)
                                                 -----------     -----------
    NET CASH USED BY INVESTING ACTIVITIES       (  1,104,735)   (  4,303,536)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
  NOW accounts, and savings accounts              16,198,249      16,364,266
  Proceeds from sales of certificates              5,894,684       5,936,502
  Payments of maturing certificates of deposits ( 16,462,598)   ( 18,869,787)
  Increase in advance payments by borrowers
     for property taxes and insurance                530,697         675,120
  Dividends paid                                (     93,872)   (     84,723)
  Advances (repayments) from Federal Home
     Loan Bank of Atlanta                       (  2,750,000)      1,500,000
  Proceeds from issuance of common stock                             178,799
  Purchase of common stock                                      (    352,843)
                                                 -----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES      3,317,160       5,347,334
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH                    2,736,211    (    331,876)

CASH
   BEGINNING OF PERIOD                             2,180,622       2,252,544
                                                 -----------     -----------

   END OF PERIOD                                 $ 4,916,833     $ 1,920,668
                                                 ===========     ===========

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

(Continued)
                                                     Six Months Ended
                                                         June 30,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
RECONCILIATION OF NET INCOME TO
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES

Net Income                                       $   295,126    $   236,394

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation                                     23,447         23,310
     Provision for loan losses                        36,000         18,000
     Amortization of investment
       security premiums (discounts)            (      8,873)  (      7,077)
     Stock dividends                            (     15,086)  (      8,951)
     Increase (decrease) in accrued
        interest receivable                             4,468   (     49,564)
      Decrease in deferred tax asset                                   2,520
     (Increase) decrease in prepaid expenses          12,258   (      4,342)
     (Increase) decrease in other assets        (     13,829)         4,701
     Decrease in other liabilities              (     34,157)  (      9,594)
     (Increase) decrease in loans held for sale      173,933   (  1,618,758)
     Release of vested MRP shares                     44,184         37,687
     Increase in deferred tax liability                6,315
                                                 -----------    -----------
                                                     228,660   (  1,612,068)
                                                 -----------    -----------
                                                 $   523,786   ($ 1,375,674)
                                                 ===========    ===========

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    ------------------------------------------------------
                       JUNE 30, 1997
                       --------------

(1)  BASIS OF PRESENTATION
--------------------------

(1)  Summary of Significant Accounting Policies
     ------------------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect at December 31, 1996, as set forth in the annual consolidated financial statements of Cecil Bancorp, Inc. and Subsidiaries (the "Bank"). In the opinion of Management, all adjustments necessary for a fair presentation of the consolidated financial statements are of a normal recurring nature and have been included.

The results of operation for the six month periods ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

(2)  Earnings per Share
     ------------------
Earnings per common share for 1997 are computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock and common stock equivalents was 440,749. The weighted average number of shares of common stock and common stock equivalents for computation of earnings per common share - fully diluted was 440,845.

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

The most significant outside factors influencing the operations of Cecil Federal and other banks include general economic conditions, competition in the local marketplace and related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, lending activities are influenced by the demand for real estate financing and other types of loans, which in turn are affected by the interest rates at which such loans may be offered and other factors affecting

               CECIL BANCORP, INC. AND SUBSIDIARIES

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

loan demand and funds availability, while the costs of funds
(deposits) are influenced by interest rates on competing deposits and general market rates of interest.

ASSET /LIABILITY MANAGEMENT
---------------------------
The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Cecil Federal's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities and repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The bank now offers an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. Prior to June 1994, most fixed-rate mortgages offered by the Bank were originated for sale in the secondary market. From July 1, 1994 through June 30, 1995 the bank elected to not sell fixed rate mortgages that were originated, but chose to maintain them in its portfolio. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy. Beginning July 1, 1995, the bank began originating fixed rate mortgages for sale in the secondary market.

Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which is principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed rate mortgage loans in its primary market area.

FINANCIAL CONDITION
-------------------
Comparison of Financial Condition at June 30, 1997 and December
31, 1996.

The Company's total assets at June 30, 1997 increased $3,627,967 or 6.0% to $63,891,590 from $60,263,623 at December 31, 1996.
The increase was primarily the result of an increase in cash and loans receivable. Total liabilities increased $3,383,190 or 6.4% to $56,593,727 at June 30, 1997 from $53,210,537 at December 31,
1996. This increase was a result of an increase in savings deposits and escrows. Stockholders' equity increased $244,777, which included a dividend payments of $0.10 per share during the first and second quarter of 1997.

Cash increased $235,733 or 14.0% to $1,914,148 at June 30, 1997 from $1,678,415 at December 31, 1996. Interest-bearing cash increased $2,500,478, up 497.9% to $3,002,685 at June 30, 1997
from $502,207 at December 31, 1996.

Loans receivable increased $1,025,153 or 2.1% to $50,805,141 at June 30, 1997 from $49,779,988 at December 31, 1996. The increase in loans receivable was a result of increased loan volumes. The loans held-for-sale portfolio decreased $273,671 or

               CECIL BANCORP, INC. AND SUBSIDIARIES

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


16.0% to $1,434,212 at June 30, 1997 from $1,707,883 at December
31, 1996. The decrease was the result of loans sold in the amount of $1,060,938 offsetting originations of $992,000 in fixed rate loans held for sale. Loans held-for-sale will continually be sold to fund portfolio needs. Real Estate Owned increased $147,258 or 100% at June 30, 1997. On June 30, 1997, the Bank
acquired a single-family dwelling through foreclosure. This property will be marketed for sale.

Total savings deposits increased $5,630,335 or 11.9% to $52,995,357 at June 30, 1997 from $47,365,022 at December 31,
1996. Increases are attributable to cross selling and marketing plans. Decreases in the Bank's outstanding advances from the Federal Home Loan Bank of Atlanta were the result of excess cash reserves through strong deposit growth. The outstanding balance decreased by $2,750,000 or 61.1% to $1,750,000 at June 30, 1997
from $4,500,000 at December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997   Net income for the three-month
period ended June 30, 1997 decreased 9.4% to $142,842 as compared to net income for the same period in 1996 of $157,729. The annualized return on average assets and annualized return on average equity were 0.91% and 7.90% respectively, for the three-month period ended June 30, 1997. This compares to an annualized return on average assets and annualized return on average equity of 1.10% and 9.04% respectively, for the same period in 1996.

Net interest income, the Bank's primary source of income, increased 9.1% up $52,498 for the three months ended June 30, 1997, over the same period in 1996. The weighted average yield on interest earning assets increased from 8.16% for the three months ended June 30, 1996 to 8.32% for the three months ended June 30, 1997. The weighted average rate paid on interest bearing liabilities increased from 3.93% for the three months ended June 30, 1996 to 4.56% for the three months ended June 30, 1997.

Interest on loans receivable increased by $64,174 or 6.1%, from $1,055,699 for the three months ended June 30, 1996 to $1,119,873 for the three months ended June 30, 1997. The increase is attributable to an increase in the average balance outstanding of $2,080,046. The weighted average yield increased from 8.50% for the three months ended June 30, 1996 to 8.65% for the three months ended June 30, 1997.

Interest on mortgage backed securities increased $22,068 or 182.6%, from $12,088 for the three months ended June 30, 1996 to $34,156 for the three months ended June 30, 1997. The increase was the result of an increase in the average outstanding balance and weighted average yield.

Interest on investment securities increased $2,356 or 7.8% from $30,089 for the three months ended June 30, 1996 to $32,445 for the three months ended June 30, 1997. The average outstanding balance increased $175,399 from $2,333,318 for the three months ended June 30, 1996 to $2,508,717 for the three months ended June 30, 1997. The weighted average yield increased from 4.80% for the three months ended June 30, 1996 to 5.56% for the three months ended June 30, 1997. The average outstanding balance and weighted average yield increased slightly.

               CECIL BANCORP, INC. AND SUBSIDIARIES

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Interest on other investments increased $25,543, or 116.5% from $21,926 for the three months ended June 30, 1996 to $47,469 for the three months ended June 30, 1997. The average outstanding balance increased $1,758,782 from $1,376,940 for the three months ended June 30, 1996 to $3,135,722 for the three months ended June 30, 1997. The weighted average yield decreased from 6.37% for the three months ended June 30, 1996 to 6.06% for the three months ended June 30, 1997. The average balance outstanding increased due to the investment of excess cash in an FHLB time deposit.

Interest on savings deposits increased $40,579, or 7.8% from $521,013 for the three months ended June 30, 1996 to $561,592 for the three months ended June 30, 1997. The average balance outstanding increased $3,964,405 for the period noted above. The weighted average rate paid on deposits increased from 3.88% for the three months ended June 30, 1996 to 4.34% for the three months ended June 30, 1997. Interest expense paid on borrowings increased $21,064, or 112.2% from $18,772 for the three months ended June 30, 1996 to $39,836 for the three months ended June 30, 1997. Increases are attributable to an increase in the average balance outstanding and an increase in the weighted average cost of funds.

Noninterest income increased 37.3%, up $24,493 for the three months ended June 30, 1997, over the same period in 1996. Loan servicing fees increased 26.2%, up $1,779 for the three months
ended June 30, 1997 over the same period in 1996.   There was an
increase in gains on the sale of loans for the three months ended June 30, 1997 of $16,599 over the same period in 1996. This increase was attributable to the Bank's decision to continually sell loans on the secondary market during 1996 to fund portfolio needs. Other noninterest income increased 12.3%, up $6,139 for the three months ended June 30, 1997 over the same period in 1996. Increases in this area can be primarily attributable to increased service charges, as a result of steady growth of demand deposits, and the usage of two ATM machines, which are primarily used by non-customers.

Noninterest expense increased 12.4%, up $50,180 for the three months ended June 30, 1997, over the same period in 1996. Compensation and benefits increased 12.6% for the three months ended June 30, 1997 over the same period in 1996, which is a result of general merit increases and costs of benefits and the hiring of an additional full-time employee. The SAIF deposit premium decreased 57.1% for the three months ended June 30, 1997 over the same period in 1996, as a result of reduced SAIF insurance rates. Other expenses increased by 40.0% for the three months ended June 30, 1997 over the same period in 1996, as a result of increased legal expenses, accounting and audit expenses, meeting expenses, and charitable contributions.

Income tax expense for the three-month period ended June 30, 1997 and 1996 was $100,066 and $74,868, which equates to effective rates of 41.2% and 32.1% respectively.

Six Months Ended June 30, 1997 Net income for the six-month period ended June 30, 1997 increased $58,732 or 24.8% to $295,126, compared to net income of $236,394 for the same period in 1996. The annualized return on average assets and annualized return on average equity were 0.96% and 8.21% respectively, for the six-month period ended June 30, 1997. This compares to an annualized return on average assets and annualized return on average equity of 0.84% and 6.76% respectively, for the same period in 1996.

               CECIL BANCORP, INC. AND SUBSIDIARIES

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Net interest income, the Bank's primary source of income, increased 10.9% up $238,165 for the six months ended June 30, 1997, over the same period in 1996. The weighted average yield on interest earning assets increased from 8.12% for the six months ended June 30, 1996 to 8.31% for the six months ended June 30, 1997. The weighted average rate paid on interest bearing liabilities increased from 4.04% for the six months ended June 30, 1996 to 4.65% for the six months ended June 30, 1997.

Interest on loans receivable increased by $165,958 or 8.1%, from $2,050,616 for the six months ended June 30, 1996 to $2,216,574 for the six months ended June 30, 1997. The increase is attributable to an increase in the average balance outstanding of $2,929,840. The weighted average yield increased from 8.50% for the six months ended June 30, 1996 to 8.55% for the six months ended June 30, 1997.

Interest on mortgage backed securities increased $43,398 or 164.8%, from $26,339 for the six months ended June 30, 1996 to $69,737 for the six months ended June 30, 1997. The average outstanding balance increased $1,078,256 from $1,006,786 for the six months ended June 30, 1996 to $2,085,042 for the six months ended June 30, 1997. The weighted average yield increased from 5.23% for the six months ended June 30, 1996 to 6.69% for the six months ended June 30, 1997. No new purchases of mortgage backed securities were made in 1997.

Interest on investment securities decreased $2,319 or 3.6% from $63,974 for the six months ended June 30, 1996 to $61,655 for the six months ended June 30, 1997. The average outstanding balance decreased $435,065 from $2,599,320 for the six months ended June 30, 1996 to $2,164,255 for the six months ended June 30, 1997. The weighted average yield increased from 4.92% for the six months ended June 30, 1996 to 5.70% for the six months ended June 30, 1997.

Interest on other investments increased $31,128, or 69.9% from $44,549 for the six months ended June 30, 1996 to $75,677 for the six months ended June 30, 1997. The average balance outstanding increased $930,778, up from $1,277,959 for the six months ended June 30, 1996 to $2,208,737 for the six months ended June 30, 1997. The weighted average yield decreased slightly from 6.97% for the six months ended June 30, 1996 to 6.85% for the six months ended June 30, 1997. The average balance outstanding increased due to the investment of excess cash in an FHLB time deposit.

Interest on savings deposits increased $36,373, or 3.5% from $1,043,003 for the six months ended June 30, 1996 to $1,079,376 for the six months ended June 30, 1997. The average balance outstanding increased $2,861,724 for the period noted above. The weighted average rate paid on deposits increased from 4.09% for the six months ended June 30, 1996 to 4.33% for the six months ended June 30, 1997. Interest expense paid on borrowings increased $68,605, or 220.3% from $31,147 for the six months ended June 30, 1996 to $99,752 for the six months ended June 30, 1997. Increases are attributable to increases in the average balance outstanding and the weighted average cost of funds.

Noninterest income increased to $32,102 or 25.0% to $160,713 for the six months ended June 30, 1997 from $128,611 for the same period in 1996. Loan servicing fees increased 29.2%, up $3,927 for the six months ended June 30, 1997 over the same period in 1996. This was a result of the increased balances in the loan servicing portfolio. Gain on sale of loans was up $16,542 or 273.4% for the six months ended June 30, 1997 over the same period in 1996, as a result of the sale of fixed rate

               CECIL BANCORP, INC. AND SUBSIDIARIES

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

loans in the secondary market.  Other fees increased 12.2% up
$11,450 for the six months ended June 30, 1997 over the same period in 1996. Increases were primarily attributable to increases in fee income, from service charges and additional fees associated with the Bank's two ATM machines.

Noninterest expense increased $28,223 or 3.2% to $886,181 for the six-month period ended June 30, 1997 from $857,958 for the six months ended June 30, 1996. The SAIF deposit premium decreased 67.0%, down $40,054 for the six months ended June 30, 1997, over the same period in 1996. Decreases were a result of reduced SAIF insurance rates. Other expenses increased 30.1%, up $56,335 for the six-month period ended June 30, 1997, over the same period in 1996. The increase was attributable to an increase in legal fees, audit and accounting fees, meeting expenses, and charitable contributions.

Income tax expense for the six-month period ended June 30, 1997 and 1996 was $187,921 and $127,587 which equates to effective rates of 38.9% and 35.1% respectively.

               CECIL BANCORP, INC. AND SUBSIDIARIES

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Nonperforming Assets and Problem Loans
--------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at June 30, 1997:


                                              1997        1996
                                              ----        ----
Nonperforming loans:
Residential mortgage                       $504,756     $381,565
Consumer and other                           12,127      133,585


Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                         $147,258     $ 73,000
                                           --------     --------
Total nonperforming assets                 $664,141     $588,150
                                           ========     ========

Residential mortgages classified consisted of nine loans with balances ranging from $7,000 to $154,000. Classified consumer loans consisted of three loans with balances ranging from $700 to $6,000 as of June 30, 1997. The Bank acquired a single-family dwelling on June 30, 1997, as a result of a foreclosure. The Bank will market the property for sale.

The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrowers' ability to repay, past collection experience, and risk characteristics.

               CECIL BANCORP, INC. AND SUBSIDIARIES

    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY
----------------

The Company Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Bank   The Office of Thrift Supervision ("OTS"), which is the
bank's primary regulator, has established requirements for tangible, core and risk-based measures of capital. As a result, the three capital measures mentioned above were as follows at June 30, 1997:

                             Tangible     Core     Risk Based
-----------------------------------------------------------------
Available capital            $7,376      $7,376      $7,524
Required capital                959       1,918       3,063
                             ------      ------      ------
Excess                       $6,417      $5,458      $4,461
                             ======      ======      ======

Available capital             11.54%      11.54%      19.65%
Required capital               1.50%       3.00%       8.00%
                              -----       -----       -----
Excess                        10.04%       8.54%      11.65%
                              =====       =====       =====

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

                                Tangible    Core      Risk Based
-----------------------------------------------------------------
Well capitalized                  5+%         6+%         10+%
Adequately capitalized          4%-4.99%    4%-5.99%    8%-9.99%
Undercapitalized                3%-3.99%    3%-3.99%    6%-7.99%
Significantly undercapitalized  2%-2.99%    2%-2.99%    0%-5.99%
Critically undercapitalized     0%-1.99%        -          -
_________________________________________________________________

On June 30, 1997, the Bank's capital levels were sufficient to qualify it as a well-capitalized institution, the most favorable category, allowing the Bank to pay lower deposit insurance premiums.

PAGE>

             CECIL BANCORP, INC. AND SUBSIDIARIES



PART II.  Other Information:

     Item 1.  Legal Proceedings -
              Not Applicable

      Item 2.  Changes in Securities -
               Not Applicable

     Item 3.  Defaults Upon Senior Securities -
              Not Applicable

     Item 4.  Submission of Matters to a Vote of
              Security Holders
              Not Applicable

     Item 5.  Other Information -
              Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K -

              Exhibit 27 - Financial Data Schedule

              No reports on Form 8-K were filed during the three months ended June 30, 1997

               CECIL BANCORP INC. AND SUBSIDIARIES


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       CECIL BANCORP, INC.



Date: July 31, 1997         By: /s/  Mary Beyer Halsey
                                ----------------------
                                Mary Beyer Halsey
                                President