Form 10-Q
period 1997-09-30
CECIL BANCORP INC
filed 1997-11-03
CIK 926865

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


           Number of shares outstanding of common stock as of September 30, 1997

$0.01 par value common stock                  470,182 shares
----------------------------                  --------------
         class                                 outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.              FINANCIAL INFORMATION                 PAGE
                                                           ----
     ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - September 30, 1997
             and December 31, 1996                         3-4

             Consolidated Condensed Statements of
             Operations for Nine Months Ended and
             Three Months Ended September 30, 1997
             and September 30, 1997                         5

             Consolidated Condensed Statement of
             Cash Flows for Nine Months Ended
             September 30, 1997 and September 30, 1996     6-7

             Notes to Consolidated Condensed
             Financial Statements                           8

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                9-16

PART II. OTHER INFORMATION                                 17

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                          September 30,    December 31,
                                              1997             1996
                                          ------------     ------------
                                           (Unaudited)

Cash                                      $ 1,332,521       $ 1,678,415
Cash - Interest bearing                       894,485           502,207
Investment securities
  Securities held-to-maturity               2,998,765         2,490,069
  Securities available-for-sale at
    estimated market value                    520,538           496,358
Mortgage-backed securities
  Securities held-to-maturity                 444,501           531,775
  Securities available-for-sale at
    estimated market value                  1,510,192         1,633,338
Loans receivable, net                      53,537,887        49,779,988
Loans held for sale                         1,295,704         1,707,883
Real estate owned                             173,097
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization               670,945           508,824
Stock in Federal Home Loan Bank of
  Atlanta - at cost                           438,100           422,900
Accrued interest receivable                   455,184           432,828
Prepaid expenses                                9,498            42,878
Other assets                                   31,564            36,160
                                          -----------       -----------
    TOTAL ASSETS                          $64,312,981       $60,263,623
                                          ===========       ===========

                             3

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                          September 30,    December 31,
                                              1997             1996
                                          ------------     ------------
                                           (Unaudited)
LIABILITIES
  Savings deposits                         $52,676,645     $47,365,022
  Advance payments by borrowers for
    property taxes and insurance               447,078         711,247
  Employee stock ownership debt                308,064         308,064
  Other liabilities                            431,745         323,327
  Deferred taxes                                 9,054           2,877
  Advances from Federal Home Loan
    Bank of Atlanta                          3,000,000       4,500,000
                                           -----------     -----------
       TOTAL LIABILITIES                    56,872,586      53,210,537
                                           -----------     -----------
COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  470,182 shares
       at September 30, 1997 and 469,358 shares
       at December 31, 1996, respectively        4,702           4,694
  Additional paid in capital                 3,961,843       3,940,728
  Net unrealized gain on securities
    available-for-sale, net of deferred
    taxes                                       19,318          13,139
  Employee stock ownership debt               (308,064)       (308,064)
  Deferred compensation - Management
    Recognition Plan                          (118,361)       (156,047)
  Retained earnings, substantially
    restricted                               3,880,957       3,558,636
                                           -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY            7,440,395       7,053,086
                                           -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                            $64,312,981     $60,263,623
                                           ===========     ===========

                              4

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                        Quarter Ended       Nine Months Ended
                                         September 30,        September 30,
                                       ---------------      -----------------
                                       1997       1996       1997       1996
                                       ----       ----       ----       -----
                                    (Unaudited)(Unaudited)(Unaudited)(Unaudited)
INTEREST INCOME
  Loans receivable                    $1,154,840 $1,127,670 $3,371,414 $3,178,286
  Mortgage-backed securities              33,212     46,618    102,950     72,957
  Investment securities                   40,111     34,261    101,766     98,235
  Other interest-earning assets           32,562     38,568    108,239     83,117
                                      ---------- ---------- ---------- ----------
     Total interest income             1,260,725  1,247,117  3,684,369  3,432,595

INTEREST EXPENSE
  Deposits
     NOW accounts                         24,942     16,721     62,206     51,175

     Passbook accounts                    72,275     75,572    217,062    223,906
     Money market deposit accounts        18,112     21,420     53,061     62,346
     Certificates                        477,055    417,962  1,339,430  1,237,251
                                      ---------- ---------- ---------- ----------
  Interest expense on deposits           592,384    531,675  1,671,759  1,574,678
  Borrowings                              24,932     48,255    124,684     79,401
                                      ---------- ---------- ---------- ----------
     Total interest expense              617,316    579,930  1,796,443  1,654,079
                                      ---------- ---------- ---------- ----------

     Net interest income                 643,409    667,187  1,887,926  1,778,516
  Provision for loan losses               30,500     50,500     66,500     68,500
                                      ---------- ---------- ---------- ----------
     Net interest income after
        provision for loan losses        612,909    616,687  1,821,426  1,710,016

NONINTEREST INCOME (LOSS)
  Loan service charges                     7,766      7,731     25,160     21,199
  Dividends on FHLB stock                  7,919      7,623     23,225     22,746
  Gain on sale of loans                   18,728     46,262     41,320     52,313
  Other                                   81,054     39,008    186,474    132,977
                                      ---------- ---------- ---------- ----------
     Total noninterest income            115,467    100,624    276,179    229,235

NONINTEREST EXPENSE
  Compensation and benefits              234,043    216,252    715,957    697,118
  Occupancy expense                       27,231     26,561     80,962     76,802
  Equipment and data processing
    expense                               48,084     37,649    135,369    117,530
  SAIF deposit insurance premium          13,067    301,838     32,786    361,611
  Other                                  104,407     89,400    347,940    276,597
                                      ---------- ---------- ---------- ----------
     Total noninterest expense           426,832    671,700  1,313,014  1,529,658
                                      ---------- ---------- ---------- ----------
     Income before income taxes          301,544     45,611    784,591    409,593

INCOME TAXES
  Current                                133,597     17,427    317,869    142,495
  Deferred                                  (138)    29,257      3,511     31,777
                                      ---------- ---------- ---------- ----------
     Total income taxes                  133,459     46,684    321,380    174,272
                                      ---------- ---------- ---------- ----------
NET INCOME (LOSS)                     $  168,085 $   (1,073)$  463,211 $  235,321
                                      ========== ========== ========== ==========
Earnings per common share and
  common share equivalent             $      .38 $     (.02)$     1.05 $      .58
                                      ========== ========== ========== ==========
Earnings per common share -
  assuming full dilution              $      .38 $     (.02)$     1.06 $      .58
                                      ========== ========== ========== ==========
Cash dividends paid per common share  $      .10 $      .08 $      .30 $      .26
                                      ========== ========== ========== ==========

                               5

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                    Nine Months Ended
                                                      September 30,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on loans
     and investments                            $ 3,865,386      $ 3,556,490
  Cash paid to suppliers and employees           (1,177,542)      (1,141,596)
  Proceeds from sale of loans                     2,456,236          986,904
  Origination of loans held for sale             (2,115,800)      (2,806,500)
  Interest paid                                  (1,796,443)      (1,654,079)
  Income taxes paid                                (221,187)        (158,507)
                                                -----------      -----------
       NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                    1,010,650       (1,217,288)
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
     securities                                   3,500,000        2,500,000
  Proceeds from maturities of mortgage-backed
     securities                                     215,365          369,595
  Purchases of investment securities             (4,000,156)      (3,233,516)
  Purchases of mortgage-backed securities                         (1,722,837)
  Loans originated                              (13,735,388)     (17,266,991)
  Principal collected on loans                   10,024,051       14,026,309
  Proceeds from sale of loans                                      1,041,000
  Purchases of office properties, equipment
     and leasehold improvements                    (201,031)         (99,813)
  Purchase of real estate owned                    (173,097)
  Purchase of stock in Federal Home Loan
     Bank of Atlanta                                (15,200)
                                                -----------      -----------
       NET CASH USED BY
          INVESTING ACTIVITIES                   (4,385,456)      (4,386,253)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                        21,943,100       19,778,449
  Proceeds from sales of certificates             6,870,100        9,991,344
  Payments of maturing certificates of deposits (23,501,577)     (26,447,792)
  Decrease in advance payments by borrowers for
     property taxes and insurance                  (264,169)         (80,615)
  Advances (repayments) from Federal Home Loan
     Bank of Atlanta                             (1,500,000)       2,750,000
  Dividends paid                                   (140,890)        (122,272)
  Proceeds from issuance of common stock             14,626          178,799
  Purchase of common stock                                          (352,843)
                                                -----------      -----------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                    3,421,190        5,695,070
                                                -----------      -----------
NET INCREASE IN CASH                                 46,384           91,529

CASH
  BEGINNING OF PERIOD                             2,180,622        2,252,544
                                                -----------      -----------
  END OF PERIOD                                 $ 2,227,006      $ 2,344,073
                                                ===========      ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Continued)

                                                    Nine Months Ended
                                                      September 30,
                                               -----------------------------
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                       $  463,211      $  235,321

Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Depreciation                                    38,910          36,633
     Provision for loan losses                       66,500          68,500
     Amortization of investment security
       premiums (discounts)                          (8,574)         (7,337)
     Stock dividends                                (22,912)        (16,288)
     Increase in accrued interest receivable        (22,356)        (29,402)
     Increase in deferred tax asset                                 (17,744)
     Decrease in prepaid expenses                    33,380           6,741
     Decrease in other assets                         4,596           6,493
     Increase in other liabilities                  108,418         334,016
     (Increase) decrease in loans held for sale     299,116      (1,871,908)
     Distribution from MRP Trust                     44,184          37,687
     Increase in deferred tax liability               6,177
                                                 ----------     -----------
                                                    547,439      (1,452,609)
                                                 ----------     -----------
                                                 $1,010,650     $(1,217,288)
                                                 ==========     ===========

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ------------------------------------------------------
                        SEPTEMBER 30, 1997
                        ------------------
(1)  BASIS OF PRESENTATION
     ---------------------
      (1) Summary of Significant Accounting Policies
          ------------------------------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies in effect at December 31, 1996, as set forth in the annual consolidated financial statements of Cecil Bancorp, Inc. and Subsidiaries (the "Bank"). In the opinion of Management, all adjustments necessary for a fair presentation of the consolidated financial statements are of a normal recurring nature and have been included.

          The results of operation for the nine month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

     (2)  Earnings per Share
          ------------------
          Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock and common stock equivalents was 441,954 for the nine months ended September 30, 1997. The weighted average number of shares of common stock and common stock equivalents for computation of earnings per common shares - fully diluted was 438,682 for the nine months ended September 30, 1997.

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

     (4)  Outstanding Shares
          ------------------
          Outstanding shares of Cecil Bancorp increased to 470,182 shares during the quarter ending September 30, 1997 as a result of 824 exercised stock options.

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

     The most significant outside factors influencing the operations of Cecil Federal and other banks include general economic conditions, competition in the local marketplace and related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, lending activities are influenced by the demand for

                  CECIL BANCORP, INC. AND SUBSIDIARIES

      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


real estate financing and other types of loans, which in turn are affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability, while the costs of funds (deposits) are influenced by interest rates on competing deposits and general market rates of interest.


FINANCIAL SERVICES
------------------
     On September 1, 1997, Cecil Financial Services, a service corporation of Cecil Federal Savings Bank, began offering a full range of brokerage and investment services in all our branches, through a partnership with UVEST Investment Services.

     With this expansion, Cecil Federal will now offer maximum convenience in servicing customer needs. Mr Roger L. Owens, CLU, has been hired as investment representative.
He will seek to provide comprehensive investment products tailored to meet current and future individual financial needs.

     Cecil Financial, Inc. has partnered in this venture with UVEST Investment Services, a registered broker-dealer and member of both the National Association of Securities Dealers (NASD) and the Securities Investment Protection Corporation (SIPC). Headquartered in Charlotte, NC, UVEST has been providing bank-based investment services throughout the Southeast since 1982.

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

                  CECIL BANCORP, INC. AND SUBSIDIARIES

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------
Comparison of Financial Condition at September 30, 1997 and
-----------------------------------------------------------
December 31, 1996.
-----------------
     The Company's total assets at September 30, 1997 increased $4,049,358 or 6.7% to $64,312,981 from $60,263,623 at December
31, 1996. The increase was primarily the result of an increase in investments and loans receivable. Total liabilities increased $3,662,049 or 6.9% to $56,872,586 at September 30,
1997 from $53,210,537 at December 31, 1996. This increase was a result of an increase in savings deposits. Stockholders' equity increased $387,309, which included dividend payments of $0.10 per share during the first, second, and third quarters of 1997.

Cash decreased $345,894 or 20.6% to $1,332,521 at September 30,
1997 from $1,678,415 at December 31, 1996. Interest-bearing cash increased $392,278, up 78.1% to $894,485 at September 30, 1997 from $502,207 at December 31, 1996.

Loans receivable increased $3,757,899 or 7.5% to $53,537,887 at September 30, 1997 from $49,779,988 at December 31, 1996. The increase in loans receivable was a result of increased loan volumes. The loans held-for-sale portfolio decreased $412,179 or 24.1% to $1,295,704 at September 30, 1997 from $1,707,883 at
December 31, 1996. The decrease was the result of loans sold in the amount of $742,321 offsetting originations of $609,000 in fixed rate loans held for sale. Loans held-for-sale will continually be sold to fund portfolio needs. On June 30, 1997, the Bank acquired a single-family dwelling through foreclosure. This property will be marketed for sale.

Total savings deposits increased $5,311,623 or 11.2% to $52,676,645 at September 30, 1997 from $47,365,022 at December
31, 1996. Increases are attributable to cross selling and marketing plans. Decreases in the Bank's outstanding advances from the Federal Home Loan Bank of Atlanta were the result of excess cash reserves through strong deposit growth. The outstanding balance decreased by $1,500,000 or 33.3% to $3,000,000 at September 30, 1997 from $4,500,000 at
December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997   Net income for the
three-month period ended September 30, 1997 increased 15765.0% to $168,085 as compared to net income for the same period in 1996 of $(1,073). The annualized return on average assets and annualized return on average equity were 1.05% and 9.08% respectively, for the three-month period ended September 30, 1997. This compares to an annualized return on average assets and annualized return on average equity of (0.01)% and (0.06)% respectively, for the same period in 1996.

Net interest income, the Bank's primary source of income, decreased 3.6% down $23,778 for the three months ended September 30, 1997, over the same period in 1996. The weighted average yield on interest earning assets decreased from 8.75% for the three months ended September 30, 1996 to 8.38% for the three months ended September 30, 1997. The weighted average rate paid on interest bearing liabilities increased from 3.66% for the three months ended September 30, 1996 to 4.62% for the three months ended

                 CECIL BANCORP, INC. AND SUBSIDIARIES

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


September 30, 1997.

Interest on loans receivable increased by $27,170 or 2.4%, from $1,127,670 for the three months ended September 30, 1996 to $1,154,840 for the three months ended September 30, 1997. The increase is attributable to an increase in the average balance outstanding of $2,640,963. The weighted average yield decreased from 8.84% for the three months ended September 30, 1996 to 8.61% for the three months ended September 30, 1997.

Interest on mortgage backed securities decreased $13,406 or 28.8%, from $46,618 for the three months ended September 30, 1996 to $33,212 for the three months ended September 30, 1997. The decrease was the result of a decrease in the average outstanding balance and weighted average yield.

Interest on investment securities increased $5,850 or 17.1% from $34,261 for the three months ended September 30, 1996 to $40,111 for the three months ended September 30, 1997. The average outstanding balance increased $151,094 from $2,514,840 for the three months ended September 30, 1996 to $2,665,934 for the three months ended September 30, 1997. The weighted average yield increased from 5.45% for the three months ended
September 30, 1996 to 6.02% for the three months ended September 30, 1997. The average outstanding balance and weighted average yield increased slightly.

Interest on other investments decreased $6,006, or 15.6% from $38,568 for the three months ended September 30, 1996 to $32,562 for the three months ended September 30, 1997. The average outstanding balance increased $686,954 from $1,233,940 for the three months ended September 30, 1996 to $1,920,894 for the three months ended September 30, 1997. The weighted average yield decreased from 12.50% for the three months ended
September 30, 1996 to 6.78% for the three months ended September 30, 1997. The average outstanding balance increased due to excess cash from deposit growth.

Interest on savings deposits increased $60,709, or 11.4% from $531,675 for the three months ended September 30, 1996 to $592,384 for the three months ended September 30, 1997. The average balance outstanding increased $4,679,502 for the period noted above. The weighted average rate paid on deposits increased from 3.82% for the three months ended September 30, 1996 to 4.45% for the three months ended September 30, 1997. Interest expense paid on borrowings decreased $23,323, or 48.3% from $48,255 for the three months ended September 30, 1996 to $24,932 for the three months ended September 30, 1997. Decreases are attributable to a decrease in the average balance outstanding.

Noninterest income increased 14.8%, up $14,843 for the three months ended September 30, 1997, over the same period in 1996. Loan servicing fees increased 0.5%, up $35 for the three months
ended September 30, 1997 over the same period in 1996.   There
was a decrease in gains on the sale of loans for the three months ended September 30, 1997 of $27,534 over the same period in 1996. Although the Bank continually sells loans on the secondary market to fund portfolio needs, tighter margins have reduced gains on the sales of fixed rate mortgages. Other noninterest income increased 107.8%, up $42,046 for the three months ended September 30, 1997 over the same period in 1996. Increases in this area can be primarily attributable to increased service charges, as a result of steady growth of demand deposits, and the usage of three ATM machines, which are primarily used by non-customers. Our third freestanding ATM, located in Chesapeake

               CECIL BANCORP, INC. AND SUBSIDIARIES

      Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


City, MD, was installed on August 20, 1997.

Noninterest expense decreased 36.5%, down $244,868 for the three months ended September 30, 1997, over the same period in 1996. Compensation and benefits increased 8.2% for the three months ended September 30, 1997 over the same period in 1996, which is a result of general merit increases. The SAIF deposit premium decreased 95.7% for the three months ended September 30, 1997 over the same period in 1996, as a result of reduced SAIF insurance rates. Equipment and data processing expenses increased by 27.7% up 10,435 for the three months ended September 30, 1997. Other expenses increased by 16.8% for the three months ended September 30, 1997 over the same period in 1996, as a result of increased loan expenses, stationary, printing and supplies expenses, postage expenses, and charitable contributions.

Income tax expense for the three-month period ended September 30, 1997 and 1996 was $133,459 and $46,684, which equates to effective rates of 44.3% and 102.4% respectively. During the September 1996 quarter, the accountants adjusted deferred taxes to bring to actual.

Nine Months Ended September 30, 1997 Net income for the nine-month period ended September 30, 1997 increased $227,890 or 96.8% to $463,211, compared to net income of $235,321 for the same period in 1996. The annualized return on average assets and annualized return on average equity were 0.99% and 8.51% respectively, for the nine-month period ended September 30, 1997. This compares to an annualized return on average assets and annualized return on average equity of 0.56% and 4.49% respectively, for the same period in 1996.

Net interest income, the Bank's primary source of income, increased 6.2% up $109,410 for the nine months ended September 30, 1997, over the same period in 1996. The weighted average yield on interest earning assets decreased from 9.94% for the nine months ended September 30, 1996 to 8.34% for the nine months ended September 30, 1997. The weighted average rate paid on interest bearing liabilities increased from 4.28% for the nine months ended September 30, 1996 to 4.64% for the nine months ended September 30, 1997.

Interest on loans receivable increased by $193,128 or 6.1%, from $3,178,286 for the nine months ended September 30, 1996 to $3,371,414 for the nine months ended September 30, 1997. The increase is attributable to an increase in the average balance outstanding of $2,833,547. The weighted average yield increased from 8.55% for the nine months ended September 30, 1996 to 8.57% for the nine months ended September 30, 1997.

Interest on mortgage backed securities increased $29,993 or 41.1%, from $72,957 for the nine months ended September 30, 1996 to $102,950 for the nine months ended September 30, 1997. The average outstanding balance increased $582,525 from $1,467,564 for the nine months ended September 30, 1996 to $2,050,089 for the nine months ended September 30, 1997. The weighted average yield increased from 6.63% for the nine months ended
September 30, 1996 to 6.70% for the nine months ended September 30, 1997. No new purchases of mortgage backed securities were made in 1997.

Interest on investment securities increased $3,531 or 3.6% from $98,235 for the nine months ended September 30, 1996 to $101,766 for the nine months ended September 30,

                   CECIL BANCORP, INC. AND SUBSIDIARIES

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


1997. The average outstanding balance decreased $239,678 from $2,571,160 for the nine months ended September 30, 1996 to $2,331,482 for the nine months ended September 30, 1997. The weighted average yield increased from 5.09% for the nine months ended September 30, 1996 to 5.82% for the nine months ended September 30, 1997.

Interest on other investments increased $25,122, or 30.2% from $83,117 for the nine months ended September 30, 1996 to $108,239 for the nine months ended September 30, 1997. The average balance outstanding increased $849,503, up from $1,263,286 for the nine months ended September 30, 1996 to $2,112,789 for the nine months ended September 30, 1997. The weighted average yield decreased from 8.77% for the nine months ended September 30, 1996 to 6.83% for the nine months ended September 30, 1997. The average outstanding balance increased due to excess cash from deposit growth.

Interest on savings deposits increased $97,081, or 6.2% from $1,574,678 for the nine months ended September 30, 1996 to $1,671,759 for the nine months ended September 30, 1997. The average balance outstanding increased $3,467,649 for the period noted above. The weighted average rate paid on deposits decreased from 4.44% for the nine months ended September 30, 1996 to 4.37% for the nine months ended September 30, 1997. Interest expense paid on borrowings increased $45,283, or 57.0% from $79,401 for the nine months ended September 30, 1996 to $124,684 for the nine months ended September 30, 1997. Increases are attributable to increases in the average balance outstanding.

Noninterest income increased to $46,944 or 20.5% to $276,179 for the nine months ended September 30, 1997 from $229,235 for the same period in 1996. Loan servicing fees increased 18.7%, up $3,961 for the nine months ended September 30, 1997 over the same period in 1996. This was a result of the increased balances in the loan servicing portfolio. Gain on sale of loans was down $10,993 or 21.0% for the nine months ended September 30, 1997 over the same period in 1996, as a result of decreased volumes of sales of fixed rate loans in the secondary market. Other fees increased 40.2% up $53,497 for the nine months ended September 30, 1997 over the same period in 1996. Increases were primarily attributable to increases in fee income, from service charges and additional fees associated with the Bank's three ATM machines. Our third freestanding ATM, located in Chesapeake City, MD, was installed on August 20, 1997.

Noninterest expense decreased $216,644 or 14.2% to $1,313,014 for the nine-month period ended September 30, 1997 from $1,529,658 for the nine months ended September 30, 1996.
The SAIF deposit premium decreased 90.9%, down $328,825 for the nine months ended September 30, 1997, over the same period in 1996. Decreases were a result of reduced SAIF insurance rates. Equipment and data processing expenses increased by 15.2% up $17,839 for the nine months ended September 30, 1997. Other expenses increased 25.8%, up $71,343 for the nine-month period ended September 30, 1997, over the same period in 1996. The increase was attributable to an increase in audit and accounting fees, loan expense, stationery & office supplies, postage, meeting expenses, and charitable contributions.

Income tax expense for the nine-month period ended September 30, 1997 and 1996 was $321,380 and $174,272 which equates to effective rates of 41.0% and 42.5% respectively.

                CECIL BANCORP, INC. AND SUBSIDIARIES

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Nonperforming Assets and Problem Loans
--------------------------------------
Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at September 30, 1997:

                                                         1997       1996
                                                         ----       ----
Nonperforming loans:
Residential mortgage                                   $662,288    $475,252
Consumer and other                                       80,039     114,981

Assets acquired in settlement of loans:
Real estate held for development and sale                    --          --
Real estate held for investment and sale                     --          --
Repossessed assets                                     $173,097    $ 73,000
                                                       --------    --------
Total nonperforming assets                             $915,424    $663,233
                                                       ========    ========

Residential mortgages classified consisted of ten loans with balances ranging from $14,000 to $154,000. Classified consumer and other loans classified consisted of nine loans with balances ranging from $300 to $32,000 as of September 30, 1997. The Bank acquired a single-family dwelling on June 30, 1997, as a result of a foreclosure. The Bank will market the property for sale.

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

The Bank   The Office of Thrift Supervision ("OTS"), which is
the bank's primary regulator, has established requirements for tangible, core and risk-based measures of capital. As a result, the three capital measures mentioned above were as follows at September 30, 1997:

                             Tangible     Core     Risk Based
----------------------------------------------------------------
Available capital            $7,540       $7,540    $7,705
Required capital                965        1,930     3,200
                             ------       ------    ------
Excess                       $6,575       $5,610    $4,506
                             ======       ======    ======

Available capital             11.72%       11.72%    19.26%
Required capital               1.50%        3.00%     8.00%
                             ------       ------    ------
Excess                        10.22%        8.72%    11.26%
                             ======       ======    ======

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

                             Tangible     Core     Risk Based
----------------------------------------------------------------
Well capitalized              5+%          6+%       10+%
Adequately capitalized      4%-4.99%    4%-5.99%   8%-9.99%
 Undercapitalized            3%-3.99%    3%-3.99%   6%-7.99%
Significantly
  undercapitalized          2%-2.99%    2%-2.99%   0%-5.99%
Critically
  undercapitalized          0%-1.99%       --         --
________________________________________________________________

On September 30, 1997, the Bank's capital levels were sufficient to qualify it as a well-capitalized institution, the most favorable category, allowing the Bank to pay lower deposit insurance premiums.

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

     Item 3.  Defaults Upon Senior Securities -
            Not Applicable

     Item 4.  Submission of Matters to a Vote of Security
              Holders
            Not Applicable

     Item 5.  Other Information -
            Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K -

            Exhibits
            --------

            Exhibit 27 - Financial Data Schedule

            Form 8-K
            --------

            No reports on Form 8-K were filed during the three months ended September 30, 1997

               CECIL BANCORP INC. AND SUBSIDIARIES


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CECIL BANCORP, INC.



Date: October 31, 1997      By: /s/  Mary Beyer Halsey
                                ----------------------
                                Mary Beyer Halsey
                                President
                                Chief Executive Officer