Form 10KSB40
period 1997-12-31
CECIL BANCORP INC
filed 1998-03-23
CIK 926865

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ----------------------------

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number: 0-24926

                              CECIL BANCORP, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

               Maryland                              52-1883546
    ----------------------------------        ----------------------
    (State or Other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)              Identification No.)

   127 North Street, Elkton, Maryland                21921-5547
----------------------------------------      ----------------------
(Address of Principal Executive Offices)             (Zip Code)

     Registrant's telephone number, including area code:   (410) 398-1650
                                                          ----------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                Not applicable
                                --------------

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.     Yes   X       No
                      -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [X]

As of March 10, 1998, the registrant had 470,182 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $9,400,329 based on the closing sale price of $23.50 per share of the Registrant's Common Stock on March 10, 1998. For purposes of this calculation, it is assumed that the 70,167 shares held by directors and officers of the Registrant, are shares held by affiliates.

Transitional small business disclosure format (check one):   Yes        No   X
                                                                 -----     -----


                      DOCUMENT INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report"). (Parts I and II).
2. Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

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

     The Company's main office and telephone number are the same as Cecil Federal's (see below). At December 31, 1997, the Company had total assets of $63.7 million and stockholders' equity of $7.4 million, on a consolidated basis.

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

     At December 31, 1997, Cecil Federal had total assets of $63.7 million, deposits of $53.0 million, net loans receivable of $54.7 million, cash and investment securities of $5.4 million and retained earnings of $7.4 million. Cecil Federal's tangible capital to assets ratio at December 31, 1997 was 11.2%. Cecil Federal exceeds all current regulatory capital requirements.

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

ANALYSIS OF LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO

     Set forth below is selected data relating to the composition of Cecil Federal's loan and mortgage-backed securities portfolio by type of loan and type of security at the dates indicated. At December 31, 1997, Cecil Federal had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                At December 31,
                                            ----------------------------------------------------------------------------------------

                                                  1997              1996              1995              1994              1993
                                            ----------------  ----------------  ----------------  ----------------  ----------------

                                            Amount      %     Amount      %     Amount      %     Amount      %     Amount      %
                                            -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

                                                                             (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans (1)..................  $ 3,134    5.89%  $ 2,920    5.87%  $   867    1.87%  $ 1,132    2.89%  $ 1,517    4.40%

  One- to four-family residential (2)(3)..   42,840   80.51    41,800   83.97    40,273   86.64    33,421   85.30    30,325   87.94
  Multi-family residential................    1,066    2.00       100     .20       103     .22       106     .27       109     .32
  Land....................................    1,390    2.61     1,569    3.15     2,070    4.45     2,081    5.31       832    2.41
  Commercial..............................    2,470    4.64     2,675    5.37     1,635    3.52     1,347    3.44       831    2.41

Commercial business loans.................    1,621    3.05       695    1.40       613    1.32       439    1.12       289     .84

Consumer loans:
  Automobile loans........................      819    1.54       655    1.32       569    1.22       291     .74        64     .19
  Education loans.........................       75     .14        87     .17        85     .18        60     .15        50     .14
  Savings account loans...................      542    1.02       632    1.27       604    1.30       543    1.39       582    1.69
  Home improvement loans..................        9     .02        12     .02        23     .05        48     .12        34     .10
  Personal loans..........................    1,775    3.33     1,769    3.56     1,542    3.32     1,100    2.81       695    2.02
                                            -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
      Subtotal loans......................   55,741  104.75    52,914  106.30    48,384  104.09    40,568  103.54    35,328  102.46
Less:
  Loans held for sale.....................    1,363   (2.56)    1,708    3.43       671    1.44
  Loans in process........................      893   (1.68)    1,260    2.53       945    2.03     1,102    2.81       624    1.82
  Discounts and other.....................      100    (.19)       48     .10       172     .37       179     .46       130     .38
  Loan loss reserve.......................      174    (.32)      118     .24       114     .25       106     .27        89     .26
                                            -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
     Total loans..........................   53,211  100.00%   49,780  100.00%   46,482  100.00%  $39,181  100.00%  $34,485  100.00%

                                            =======  ======   =======  ======   =======  ======   =======  ======   =======  ======
Mortgage-backed securities................  $ 1,817           $ 2,165           $   872           $ 1,026           $   545
                                            =======           =======           =======           =======           =======
     Total loans and mortgage-backed
       securities.........................  $55,028           $51,945           $47,354           $40,207           $35,030
                                            =======           =======           =======           =======           =======
-------------------------

(1)  All construction loans were for residential properties.
(2)  Includes home equity loans.
(3)  Includes loans held for sale.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. As of December 31, 1997, loans on one- to four-family residential properties accounted for approximately 80.51% of Cecil Federal's loan portfolio. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Farmers' Home Association ("FmHA") and loans originated under the Maryland Community Development Administration ("CDA") loan program.

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

     During the year ended December 31, 1997, Cecil Federal originated $5.5 million in adjustable-rate mortgage loans and $2.2 million in fixed-rate mortgage loans (of which $1.7 million of fixed-rate mortgage loans were sold in the secondary mortgage market). Approximately 19.70% of all loan originations during 1997 were refinancings of loans already in Cecil Federal's loan portfolio. At December 31, 1997, Cecil Federal's loan portfolio included $35.3 million in adjustable rate one- to four-family residential mortgages or 66.35% of Cecil Federal's loan portfolio, and $7.5 million in fixed rate one- to four-family residential loans or 14.10% of Cecil Federal's portfolio.

     Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed an 80% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. As of December 31, 1997, Cecil Federal had $4.1 million outstanding in second mortgage loans.

     During the first quarter of 1995, Cecil Federal began offering home equity
lines of credit.   These loans are secured by a junior lien on residential real estate. Customers are approved for a line of credit which provides for an interest rate which varies monthly and customers pay 2% of the balance per month. At December 31, 1997, Cecil Federal had $1.0 million in outstanding home equity loans.

     CONSTRUCTION LENDING. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend to builders, and has, on occasion, loaned funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 75%. Substantially all construction loans originated convert to a permanent loan. Cecil Federal has financed the construction of non-residential properties on a case by case basis. At December 31, 1997, the loan portfolio included $3.1 million in loans secured by properties under construction.

     A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Cecil Federal originated $0.7 million in construction loans during the year ended December 31, 1997. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

     LAND LOANS. Cecil Federal also, from time to time, originates loans secured by raw land. Land loans originated to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans originated to developers have terms of up to three years. All land loans have a loan-to-value ratio not exceeding 75%. In September 1997, Cecil Federal originated its largest loan for $725,000, which is secured by raw land. This loan is for a one-year term with a 56% loan to value ratio. This loan is to an experienced developer of residential building lots. In June 1997, Cecil Federal committed to a $500,000 participation with Susquehanna Bank for the property known as Beacon Point. The loan has a two-year term, with a 15% loan to value ratio. This project is a joint venture between two experienced residential building lot developers. Both loans were current as of December 31, 1997.
Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers, experienced in the development and sale of raw land. At December 31, 1997 Cecil Federal had $1.3 million in land loans outstanding, or 2.61% of Cecil Federal's loan portfolio.

     RISKS OF CONSTRUCTION LENDING AND LAND LOANS. Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. The Bank also limits construction lending and loans on raw land to the Cecil County market area, with which management is familiar. All construction loans and loans on raw land in Cecil Federal's loan portfolio were performing according to their terms at December 31, 1997.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings and retail establishments which are located in Cecil Federal's primary market area. At December 31, 1997, loans secured by multi-family (i.e., more than four units) totaled $1,066,000, or 2.00%, of Cecil Federal's total loan portfolio and loans secured by commercial properties constituted approximately $2.4 million, or 4.64%, of Cecil Federal's total loan portfolio.

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

     Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Cecil Federal seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans and, restricting such loans to its primary market area.

     COMMERCIAL BUSINESS LOANS. Cecil Federal offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a six month term, while lines of credit can remain open for longer periods. All owners, partners and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved and the strength of the borrower's firm and position. At December 31, 1997 Cecil Federal had $1,621,000 outstanding in commercial business loans.

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

     CONSUMER LENDING. Consumer loans comprise the second largest category of loans outstanding for Cecil Federal. Cecil Federal's consumer loans consist of automobile loans, savings account loans, education loans and home improvement loans and other consumer loans. At December 31, 1997, the consumer loan portfolio totaled $3.2 million, or 6.05%, of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio.

     Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. At December 31, 1997, the total amount of automobile loans was $819,000.

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

     Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. At December 31, 1997, the total amount of other consumer loans (which consist of personal loans) was $1,775,000.

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

     MORTGAGE-BACKED SECURITIES. Due to reduced opportunities for loan originations in Cecil Federal's market area and pursuant to its asset/liability management strategy, Cecil Federal has invested excess funds in mortgage-backed securities. At December 31, 1997, the total investment in mortgage-backed securities was $1,817,000. In April 1994, Cecil Federal purchased $750,000 in fixed-rate FHLMC participation certificates with a maturity of 5 years, an estimated life of 3 years, yielding approximately 6.0%. In September 1996, the Bank also purchased $1,750,000 in fixed-rate participation certificates with a maturity of 5 years, an estimated life of 3 years, yielding approximately 6.82%.

     Prepayments in Cecil Federal's mortgage-backed securities portfolio may be affected by declining and rising interest rate environments. In a low and falling interest rate environment, prepayments would be expected to increase.
In such an event, Cecil Federal's fixed-rate securities purchased at a premium price could result in actual yields that are lower than anticipated yields. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. Cecil Federal has historically invested in mortgage-backed securities as an alternative investment to supplement its lending efforts and maintain compliance with certain regulatory requirements. See "Regulation -- Qualified Thrift Lender Test." Further, under the OTS's risk-based capital requirement, FHLMC mortgage-backed securities have a risk weight of 20%, in contrast to the 50% risk weight carried by one- to four-family performing residential loans. See "Regulation of the Bank -- Regulatory Capital Requirements." Mortgage-backed securities may also be used as collateral for borrowings and through repayments, as a source of liquidity. Further, since they have relatively short terms, Cecil Federal's mortgage-backed securities are helpful in limiting Cecil Federal's interest rate risk. Cecil Federal's mortgage-backed securities purchases decreased in recent months in response to increased loan demand.

LOAN MATURITY SCHEDULE

     The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in Cecil Federal's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                           Due after       Due after         Due after
                                 Due during the year       3 through       5 through        10 through     Due after 15
                                 ending December 31,     5 years after   10 years after   15 years after   years after
                               ----------------------    December 31,     December 31,     December 31,    December 31,
                                1998    1999    2000         1997             1997             1997            1997        Total
                               ------  ------  ------    -------------   --------------   --------------   ------------   -------
                                                         (In thousands)

Real estate mortgage (1)(2)    $  400  $  794  $ 188        $  836           $4,357           $5,490          $35,701     $47,766
Real estate construction (1)..  2,734     400     --            --               --               --               --       3,134
Consumer and commercial
 business.................      2,321     481    629         1,120              290               --               --       4,841
                               ------  ------  -----        ------           ------           ------          -------     -------
    Total..................    $5,455  $1,675  $ 817        $1,956           $4,647           $5,490          $35,701     $55,741
                               ======  ======  =====        ======           ======          =======         ========     =======

-------------------------

(1)  Loans are not net of loans in process and discounts.
(2)  Includes loans held for sale.



     The next table sets forth at December 31, 1997, the dollar amount of all loans due after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                            Predetermined    Floating or
                                Rates      Adjustable Rates
                            -------------  ----------------
                                   (In thousands)
Real estate mortgage......      $ 9,705         $38,061
Real estate construction..        3,134              --
Consumer and commercial
 business.................        3,391           1,450
                                -------         -------
  Total...................      $16,230         $39,511
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

     With certain limited exceptions, the maximum amount the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Home Owners' Loan Act ("HOLA") additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings institution is in compliance with the fully phased-in capital requirements, (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. HOLA also authorizes loans to any one borrower to finance sales of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Loans-to-one-borrower limits do not apply to purchase money notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings association is not placed in a more detrimental position as the result of such sale. Under these limits, at December 31, 1997, Cecil Federal's loans-to-one borrower cannot exceed $1,102,850. At December 31, 1997, the largest amount loaned or committed to one borrower by Cecil Federal was $1,159,400 which was in compliance with the Bank's loan to one borrower limit at that time. This amount consisted of 19 single family dwellings and one non-residential property. At December 31, 1997, the second largest loan or committed to one borrower was $986,400. This amount consisted of 13 single family dwellings and one non-residential property.

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

     Set forth below is a table showing Cecil Federal's loan and origination, purchase and sale activity for the periods indicated.

                                Year Ended December 31,
                               -------------------------
                                1997     1996     1995
                               -------  -------  -------
                                     (In thousands)
Loans originated:
 Real estate loans:
  Construction loans.........  $   708  $ 2,083  $   669
  One- to four-family........   13,511   14,674   14,324
  Multi-family...............      350       --       --
  Non-residential and other..    2,486    1,627      958
 Consumer loans..............    2,435    2,774    2,403
 Commercial loans............    1,330      135      715
                               -------  -------  -------
  Total loans originated.....  $20,820  $21,293  $19,069
                               =======  =======  =======

Loans sold:
 Whole loans.................  $ 3,040  $ 4,103  $ 1,046
                               -------  -------  -------
  Total loans sold...........  $ 3,040  $ 4,103  $ 1,046
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

     In addition to interest earned on loans, Cecil Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by Cecil Federal. Cecil Federal also receives servicing fees of .25% to .375% of the loan amount of the loans that it services. At December 31, 1997, Cecil Federal was servicing $18.8 million in loans for other financial institutions. For the years ended December 31, 1997, 1996 and 1995 Cecil Federal recognized servicing income of $42,100, $37,700 and $36,000, respectively, and total fee income of $184,000, $188,000 and $157,000, respectively.

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

                                                                     At December 31,
                                                   ---------------------------------------------------
                                                     1997       1996       1995       1994      1993
                                                   ---------  ---------  ---------  --------  --------
                                                                  (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
 Residential real estate.........................  $579,632   $260,060   $216,063   $14,896   $47,511
 Consumer........................................        --         --         --        --        --
                                                   --------   --------   --------   -------   -------
  Total..........................................  $579,632   $260,060   $216,063   $14,896   $47,511
                                                   ========   ========   ========   =======   =======

Accruing loans which are contractually past
 due 90 days or more:
 Residential real estate.........................  $100,596   $     --   $     --   $    --   $    --
 Consumer........................................    22,836         --         --        --       555
                                                   --------   --------   --------   -------   -------
  Total..........................................  $123,432   $     --   $     --   $    --   $   555
                                                   ========   ========   ========   =======   =======
  Total of nonaccrual and 90 days past
   due loans.....................................  $703,064   $260,060   $216,063   $14,896   $48,066
                                                   ========   ========   ========   =======   =======

Percentage of total loans........................      1.32%       .50%       .46%      .04%      .14%
                                                   ========   ========   ========   =======   =======

Other non-performing assets......................  $171,229   $     --   $ 73,000   $73,000   $73,000
                                                   ========   ========   ========   =======   =======
-------------------------

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.


     Except as discussed below, at December 31, 1997, Cecil Federal did not have any loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or restructured.

     At December 31, 1997, Cecil Federal's nonaccruing loans and accruing loans more than 90 days past due totaled $703,064, which consisted of 13 single-family residential properties. During the year ended December 31, 1997, gross interest income of $31,541 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the respective period. Four of the existing delinquent single-family residential properties, totaling $328,000, are currently in bankruptcy.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general and specific allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish a specified allowance in the amount of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention, is required to be designated as "special mention." Currently, general loss allowances established to cover losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Bank -- Regulatory Capital Requirements."

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

     The following table sets forth an analysis of Cecil Federal's allowance for loan losses for the periods indicated.

                                                    Years Ended December 31,
                                             --------------------------------------
                                              1997    1996    1994    1994    1993
                                             ------  ------  ------  ------  ------
                                                     (Dollars in thousands)

Balance at beginning of period.............  $ 118   $ 114   $ 106   $  89   $  67
                                             -----   -----   -----   -----   -----

Loans charged-off:
  Residential real estate mortgage loans...      7      --      --      --      --
  Consumer.................................     49     119      32      25       9
                                             -----   -----   -----   -----   -----
Total charge-offs..........................     56     119      32      25       9
                                             -----   -----   -----   -----   -----

Recoveries:
  Residential real estate mortgage loans...     --      --      --      --      --
  Consumer.................................     25      20       5       8       3
                                             -----   -----   -----   -----   -----

Total recoveries...........................     25      20       5       8       3
                                             -----   -----   -----   -----   -----

Net loans charged-off......................     31      99      27      17       6
                                             -----   -----   -----   -----   -----

Provision for loan losses..................     87     103      35      34      28
                                             -----   -----   -----   -----   -----
Balance at end of period...................  $ 174   $ 118   $ 114   $ 106   $  89
                                             =====   =====   =====   =====   =====

Ratio of net charge-offs to average loans
  outstanding during the period............    .06%    .04%    .06%    .04%    .02%
                                             =====   =====   =====   =====   =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                           At December 31,
                                     --------------------------------------------------------------------------------------------
                                            1997               1996               1995               1994             1993
                                     -----------------  -----------------  -----------------  ----------------  -----------------
                                      Amount      %      Amount      %      Amount      %      Amount      %     Amount      %
                                     --------  -------  --------  -------  --------  -------  --------  -------  -------  -------
                                                                        (Dollars in thousands)
Type of Loan:
-------------
Real estate loans:
  Construction loans...............  $  7,100    5.89%  $  8,000    5.87%  $     --    1.87%  $     --    2.89%  $    --    4.40%
  One- to four-family residential..    63,000   80.51     31,200   83.97     85,500   86.64     79,500   85.30    66,750   87.94
  Multi-family residential.........     4,000    2.00         --     .20         --     .22         --     .27        --     .32
  Land.............................    10,200    2.61      7,000    3.15         --    4.45         --    5.31        --    2.41
  Commercial.......................    18,400    4.64      8,000    5.37         --    3.52         --    3.44        --    2.41

Commercial loans...................    24,200    3.05      9,000    1.40         --    1.32         --    1.12        --     .84

Automobiles........................        --    1.54         --    1.32         --    1.22         --     .74        --     .19
Education loans....................        --     .14         --     .17         --     .18         --     .15        --     .14
Savings account loans..............        --    1.02         --    1.27         --    1.30         --    1.39        --    1.69
Home improvement loans.............        --     .02         --     .02         --     .05         --     .12        --     .10
Personal loans.....................    47,100    3.33     54,800    3.56     28,500    3.32     26,500    2.81    22,250    2.82
                                     --------  ------   --------  ------   --------  ------   --------  ------   -------  ------
                                      174,000  104.75    118,000  106.30    114,000  104.09    106,000  103.54    89,000  102.46

Less:
  Loans held for sale..............        --   (2.56)        --    3.43         --    1.44
  Loans in process.................        --   (1.68)        --    2.53         --    2.03         --    2.81        --    1.82
    Discounts and other............        --    (.19)        --     .10         --     .37         --     .46        --     .38
  Loan loss reserve................        --    (.32)        --     .24         --     .25         --     .27        --     .26
                                     --------  ------   --------  ------   --------  ------   --------  ------   -------  ------
Total allowance for loan losses....  $174,000  100.00%  $118,000  100.00%  $114,000  100.00%  $106,000  100.00%  $89,000  100.00%
                                     ========  ======   ========  ======   ========  ======   ========  ======   =======  ======

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

     Cecil Federal carries its investments at cost as adjusted for discounts and unamortized premiums. Cecil Federal's intention is to hold all investments to maturity and Cecil Federal does not currently foresee any conditions that would require any sales of its investments. For additional information, see Notes 3 and 5 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of Cecil Federal's investment securities portfolio at the dates indicated.

                                              At December 31,
                                              ---------------
                                                   1997           1996        1995
                                              ---------------  ----------  ----------

Investment securities:
  U.S. government and agency securities.....       $2,997,516  $2,490,069  $2,000,015
  Other.....................................          528,043     496,358     247,724
                                                   ----------  ----------  ----------
    Total investment securities.............        3,525,559   2,986,427   2,247,739
Federal funds sold..........................               --          --     100,000
Interest-earning deposits and certificates
 of deposit.................................          880,809     502,207   1,036,527
FHLB stock..................................          438,100     422,900     422,900
                                                   ----------  ----------  ----------
     Total investments......................       $4,844,468  $3,911,534  $3,850,166
                                                   ==========  ==========  ==========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Cecil Federal's investment portfolio at December 31, 1997.





                             One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Portfolio

                             ----------------  -----------------  -----------------  -------------------  --------------------------

                             Carrying Average  Carrying  Average  Carrying  Average  Carrying   Average   Carrying  Market  Average
                              Value    Yield    Value     Yield    Value     Yield    Value      Yield     Value    Value    Yield
                             -------- -------  --------  -------  --------  -------  --------   -------   --------  ------  -------
                                                                     (Dollars in thousands)
Securities available for
 sale (1):
  U.S. government and
   agency securities........ $     --      --%  $    --       --%  $    --       --%  $    --           --%  $  --  $   --       --%

  Other.....................      528    5.80                                                                  528     525     5.80
 Interest-earning deposits
  and certificates of
  deposits..................       --      --        --       --        --       --        --        --         --      --       --
 FHLB stock................        --      --        --       --        --       --        --        --         --      --       --
                               ------           -------            -------            -------               ------  ------
    Total....................  $  528    5.80%  $    --       --   $    --       --   $    --        --     $  528  $  525     5.80%

                               ======    ====   =======            =======            =======               ======  ======     ====


Securities held to
 maturity (1):
  U.S. government and
   agency securities........   $2,998    5.72%  $    --       --   $    --       --   $    --        --     $2,998  $2,997     5.72
  Other.....................       --      --        --       --        --       --        --        --         --      --       --
  Interest-earning deposits
   and certificates of
   deposits.................      881    8.57        --       --        --       --        --        --        881     881     8.57
  FHLB stock................      438    7.13        --       --        --       --        --        --        438     438     7.13
                               ------           -------            -------            -------               ------  ------
    Total....................  $4,317    5.75   $    --       --   $    --       --   $    --        --     $4,317  $4,316     5.75
                               ======           =======            =======            =======               ======  ======

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

                                                   Increase                                Increase
                                                  (Decrease)                              (Decrease)
                         Balance at                  From        Balance at                  From        Balance at
                        December 31,      %      December 31,   December 31,      %      December 31,   December 31,      %
                            1997      Deposits       1996           1996      Deposits       1995           1995      Deposits
                        ------------  ---------  -------------  ------------  ---------  -------------  ------------  ---------
                                                                (Dollars in thousands)

Regular checking......       $ 1,434      2.68%        $  515        $   919      1.92%        $  232        $   687      1.53%
NOW accounts..........         5,038      9.41          1,209          3,829      8.03            152          3,677      8.20
Passbook..............         8,102     15.13           (699)         8,801     18.46           (663)         9,464     21.10
Statement savings.....         1,274      2.38             25          1,249      2.62            641            608      1.36
Commercial checking...            58       .11             33             25       .05              2             23       .05
Money market..........         2,649      4.95             31          2,618      5.49           (408)         3,026      6.75
Christmas club........            79       .15             (1)            80       .17             10             70       .15
91 day CD.............         6,224     11.62          1,904          4,320      9.06          1,497          2,823      6.29
6 month CD............         4,919      9.19            915          4,004      8.40          1,271          2,733      6.09
1 year CD.............         5,656     11.12            691          5,265     11.04           (461)         5,726     12.77
18 month CD...........         2,447      4.57            446          2,001      4.20           (280)         2,281      5.09
30 month CD...........         2,499      4.67            238          2,261      4.74            (22)         2,283      5.09
42 month CD...........            52       .10           (125)           177       .37              7            170       .38
60 month CD...........         4,225      7.89            246          3,979      8.35            274          3,705      8.26
18 month IRA CD.......         7,520     14.05            508          7,012     14.71            (74)         7,086     15.80
14 month variable CD..         1,061      1.98            (78)         1,139      2.39            649            490      1.09
                             -------    ------         ------        -------    ------         ------        -------    ------
                             $53,537    100.00%        $5,858        $47,679    100.00%        $2,827        $44,852    100.00%
                             =======    ======         ======        =======    ======         ======        =======    ======

SAVINGS PORTFOLIO

   Savings deposits in Cecil Federal at December 31, 1997 were represented by the various types of savings programs described below.

     Interest       Minimum                                 Minimum            Percentage of
      Rate *        Term               Category             Amount   Balances  Total Savings
----------------  ---------  -----------------------------  -------  --------  --------------
                                                                  (In thousands)

   0 %            None       Regular checking               $    50   $ 1,434           2.68%
 1.98             None       NOW Accounts                        50     5,038           9.41
 3.00             None       Statement Savings                   10     1,274           2.38
 3.00             None       Passbook Accounts                   10     8,102          15.13
 3.00             None       Money Market Deposit Accounts    2,500     2,649           4.95
 3.00             1 year     Club Accounts                        1        79            .15

                             Certificates of Deposit
                             -----------------------------

 4.00             91 days    91-day certificate                 500     6,224          11.62
 5.55             14 month   Variable Rate/Fixed Term        10,000     1,061           1.98
 5.25             12-month   Fixed-Term, Fixed-Rate             500     5,956          11.12
 5.59             30-month   Fixed-Term, Fixed-Rate             500     2,499           4.67
 5.45             18-month   Fixed-Term, Fixed-Rate             500     2,447           4.57
 5.65             60-month   Fixed-Term, Fixed-Rate             500     4,225           7.89
 5.45             18-month   18-Month IRA Accounts              500     7,520          14.05
 5.12             182 days   6-month Money Market               500     4,919           9.19
 5.50             42 months  Fixed-Term, Fixed-Rate             500        52            .10
                                                                      -------         ------
                                                                      $53,537         100.00%
                                                                      =======         ======

-------------------------

*    Represents weighted average interest rate.



TIME DEPOSITS BY RATES

     The following table sets forth the time deposits in Cecil Federal classified by rates at the dates indicated.

                        At December 31,
                   -------------------------
                     1997     1996     1995
                   -------  -------  -------
                         (In thousands)
2 -  3.99% (1)...  $    79  $   242  $   261
4 -  5.99%.......   27,513   25,163   16,868
6 -  7.99%.......    7,390    4,833   10,226
8 -  9.99% (2)...       --       --       12
                   -------  -------  -------
                   $34,982  $30,238  $27,367
                   =======  =======  =======

-------------------------

(1)  Includes Club Accounts.
(2) There are no officers or directors of Cecil Federal earning over 8% on their deposits.

TIME DEPOSIT MATURITY SCHEDULE

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                          Amount Due
                       ------------------------------------------------
                       Less Than                        After
Rate                   One Year  1-2 Years  2-3 Years  3 Years   Total
---------------------  --------  ---------  ---------  -------  -------
                                        (In thousands)

     2 -  3.99% (1)..   $    79     $   --     $   --     $ --  $    79
     4 -  5.99%......    22,209      4,177        586      541   27,513
     6 -  7.99%......     5,159      1,157        838      236    7,390
                        -------     ------     ------     ----  -------
                        $27,447     $5,334     $1,424     $777  $34,982
                        =======     ======     ======     ====  =======
-------------------------

(1)  Includes Club Accounts.


     The following table indicates the amount of Cecil Federal's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                  Certificates
Maturity Period                   of Deposits
---------------                  -------------
                                 (In thousands)
Three months or less............       $2,718
Over three through six months...        3,457
Over six through twelve months..        1,951
Over twelve months..............          645
                                       ------
 Total..........................       $8,771
                                       ======


SAVINGS DEPOSIT ACTIVITY

     The following table sets forth the savings activities of Cecil Federal for the periods indicated.

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
                                                           (In thousands)

Deposits...........................................  $114,667  $92,077  $72,700
Withdrawals........................................   111,302   91,349   75,528
                                                     --------  -------  -------
  Net increase (decrease) before interest credited.     3,365      728    2,828
Interest credited..................................     2,493    2,099    1,826
                                                     --------  -------  -------
  Net increase (decrease) in savings deposits......  $  5,858  $ 2,827  $ 4,654
                                                     ========  =======  =======


     Management attributes the increase in deposits (prior to interest credited) for the year ended December 31, 1997 to increased marketing of existing products to current customers, and the addition of several new savings products.

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

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, Cecil Federal may invest up to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1997, Cecil Federal was authorized to invest up to approximately $1.9 million in the stock of or in the loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. At December 31, 1997, Cecil Federal had $62,900 invested in its subsidiaries.

     Cecil Federal's wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation were each established in 1971. Cecil Service Corporation's primary business is leasing agent for the North East Plaza Branch. The dollar amount invested in this business activity was $34,200 for
1997.   On September 1, 1997, Cecil Financial Services, a service corporation of
Cecil Federal Savings Bank, began offering a full range of brokerage and investment services in all our branches, through a partnership with UVEST Investment Services.

     With this expansion, Cecil Federal will now offer convenience in servicing customer needs. Roger L. Owens, CLU, was hired as an investment representative. He will provide comprehensive investment products tailored to meet current and future individual financial needs.

     The Company has partnered in this venture with UVEST Investment Services, a registered broker-dealer and member of both the National Association of Securities Dealers and the Securities Investment Protection Corporation (SIPC). Headquartered in Charlotte, North Carolina, UVEST has been providing bank-based investment services through the Southeast since 1982. The dollar amount invested in this business activity was $28,700 for 1997.

     SAIF-insured savings institutions are required to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, recently adopted capital requirements require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. See "Regulation of the Bank -- Regulatory Capital Requirements."

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

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. Regulatory tangible, core and total capital are not calculated in accordance with generally accepted accounting principles. The OTS regulation defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights. At December 31, 1997, Cecil Federal had no qualifying supervisory goodwill or mortgage servicing rights. Tangible capital is the same as core capital, except it excludes qualifying supervisory goodwill and other intangible assets other than certain mortgage servicing rights.

     The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in any subsidiary engaged in activities not permissible for national banks, other than a subsidiary engaged in activities undertaken as agent for customers or in mortgage banking activities and certain subsidiary depository institutions or their holding companies ("nonincludable subsidiary"). At December 31, 1997, Cecil Federal had no investments in or extensions of credit to subsidiaries engaged in activities not permissible for national banks.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1997, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at December 31, 1997.

                                                                 Percent of
                                                        Amount   Assets (1)
                                                        ------  ------------
                                                      (Dollars in thousands)

      Tangible capital................................  $7,150      11.23%
      Tangible capital requirement....................     955       1.50
                                                        ------      -----
        Excess........................................  $6,195       9.73%
                                                        ======      =====

      Core capital....................................  $7,150      11.23%
      Core capital requirement........................   1,910       3.00
                                                        ------      -----
        Excess........................................  $5,240       8.23%
                                                        ======      =====

      Total capital (i.e., core and
       supplementary capital).........................  $7,326      18.08%
      Risk-based capital requirement..................   3,241       8.00
                                                        ------      -----
        Excess........................................  $4,085      10.08%
                                                        ======      =====
-------------------------

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Bank, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Based upon calculations as of December 31, 1997, Cecil Federal is not required to deduct an interest-rate risk capital component from total capital.

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

     The table below presents the Bank's capital position at December 31, 1997 relative to its various minimum regulatory capital requirements under the prompt corrective regulations.

                                                     Percent of
                                                 Amount  Assets (1)
                                                 ------  ----------
                                               (Dollars in thousands)
       Tangible equity.........................  $7,150      11.23%
       Tangible equity requirement.............     955       1.50
                                                 ------      -----
         Excess................................  $6,195       9.73%
                                                 ======      =====

       Tier 1 or leverage capital..............  $7,150      11.23%
       Tier 1 or leverage capital requirement..   1,910       3.00
                                                 ------      -----
         Excess................................  $5,240       8.24%
                                                 ======      =====

       Tier 1 risk-based capital...............  $7,150      11.23%
       Tier 1 risk-based capital requirement...   2,547       4.00
                                                 ------      -----
         Excess................................  $4,603       7.23%
                                                 ======      =====

       Risk-based capital......................  $7,326      18.08%
       Risk-based capital requirement..........   3,241       8.00
                                                 ------      -----
         Excess................................  $4,085      10.08%
                                                 ======      =====

-------------------------

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

     Liquidity Requirements. Cecil Federal is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity and short-term liquidity ratios of the Bank at December 31, 1997 were 11.29% and 13.33%, respectively,
substantially all of which qualified as short-term liquidity.   A substantial
sustained decline in savings deposits could adversely affect the Bank's liquidity which could result in restricted operations and additional borrowings from the FHLB.

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

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $270,000 during the quarter ended September 30, 1996 and the year ended December 31, 1997.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     At December 31, 1997, approximately 95.69% of the Bank's assets were invested in Qualified Thrift Investments, which was in excess of the percentage required to qualify the Bank under the QTL test.

     Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings institution's loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time shall not exceed 15% of the unimpaired capital and surplus of the institution. A savings institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the savings institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. The loans-to-one borrower limits have not had a significant impact on the operations of the Bank. The Bank has no lending relationships in excess of applicable loans-to-one borrower limits. At December 31, 1997, the Bank's regulatory loan-to-one-borrower limit was $1,102,850, and the Bank did not have any lending relationships in excess of this limit.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. Cecil Federal was in compliance with this requirement with investment in FHLB of Atlanta stock at December 31, 1997, of $438,100. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. Cecil Federal utilized short term advances from the FHLB of Atlanta during the year.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1997, the Bank met its reserve requirements.

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

     The Bank's federal income tax returns have not been examined since 1991. For further information regarding federal income taxes, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

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

     STATE INCOME TAXATION. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. The Bank's state income tax returns have not been audited during the past five fiscal years. For additional information, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

EMPLOYEES

     Cecil Federal had 21 full-time employees and two part-time employees as of December 31, 1997, none of whom was represented by a collective bargaining agreement. Cecil Federal believes that it enjoys excellent relations with its personnel.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding Cecil Federal's offices at December 31, 1997. Cecil Federal owns the Elkton office and currently leases the North East office.

                          Year     Square
                         Opened    Footage   Deposits    Net Book Value
                        ---------  -------  -----------  --------------
MAIN OFFICE:
127 North Street
Elkton, Maryland         1969        3,500  $41,202,453        $297,166

LOAN CENTER
135 North Street
Elkton, MD  21922        1995 (2)    3,000           --          78,032

BRANCH OFFICE:
108 North East Plaza
North East, Maryland     1975 (1)    2,000   12,334,520          49,996
                                            -----------  --------------
                                            $53,536,973        $425,194
                                            ===========  ==============
-------------

(1) Original lease signed 11/74 for 20 years with five year renewals. Currently paying $1,365 per month. A lease extension was signed 1/16/95 for 10 years with 5 year renewals.
(2) Original lease signed 5/23/95 for five years with three successive five year renewals. Currently paying $1,700 per month.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the section captioned "Market and Dividend Information" in the Annual Report is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Independent Auditor's Report and Related Consolidated Financial Statements and Notes thereto contained in the Annual Report are incorporated herein by reference.


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

     Based solely on a review of reports of beneficial ownership filed on Forms 3, 4 and 5, there were no delinquent filers of such reports for the fiscal year ended December 31, 1997.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement.


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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT
          --------------------------------------

     (1)  FINANCIAL STATEMENTS.  The following financial statements contained in
          --------------------
the Annual Report, Exhibit 13 hereto, are incorporated herein by reference.

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

          Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

      10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey *

      10.3   Cecil Bancorp, Inc. Stock Option and Incentive Plan **

      10.4   Cecil Bancorp, Inc. Management Recognition Plan **

      10.5 Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors ***

      13     Annual Report to Stockholders for the year ended December 31, 1997

      21     Subsidiaries

      23     Independent Auditor's Consent

      27     Financial Data Schedule
-----------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CECIL BANCORP, INC.

Date:    March 17, 1998                By: /s/ Mary B. Halsey
                                           -------------------------------------
                                           Mary B. Halsey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mary B. Halsey                                 Date:  March 17, 1998
    -------------------------------------
    Mary B. Halsey
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Mary B. Halsey                                 Date:  March 17, 1998
    -------------------------------------
    Mary B. Halsey
    President and Chief Executive Officer
    (Principal Financial and Accounting Officer)

By: /s/ Bernard L. Siegel                              Date:  March 17, 1998
    -------------------------------------
    Bernard L. Siegel
    Chairman of the Board

By: /s/ Thomas L. Foard                                Date:  March 17, 1998
    -------------------------------------
    Thomas L. Foard
    Secretary and Director

By: /s/ William F. Burkley                             Date:  March 17, 1998
    -------------------------------------
    William F. Burkley
    Director

By: /s/ Howard J. Neff                                 Date:  March 17, 1998
    -------------------------------------
    Howard J. Neff
    Director

By: /s/ Michael J. Scibinico                           Date:  March 17, 1998
    -------------------------------------
    Michael J. Scibinico
    Director

By: /s/ Doris P. Scott                                 Date:  March 17, 1998
    -------------------------------------
    Doris P. Scott
    Director

By: /s/ Howard B. Tome                                 Date:  March 17, 1998
    -------------------------------------
    Howard B. Tome
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

 10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey*

 10.3     Cecil Bancorp, Inc. Stock Option and Incentive Plan **

 10.4     Cecil Bancorp, Inc. Management Recognition Plan **

 10.5     Cecil Federal Savings Bank Retirement Plan for Non-Employee
          Directors ***

 13       Annual Report to Stockholders for the year ended December 31, 1997

 21       Subsidiaries

 23       Independent Auditor's Consent

 27       Financial Data Schedule



-------------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-40132).
** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995
     (File No. 0-24926).
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).