Form 10-Q
period 1998-03-31
CECIL BANCORP INC
filed 1998-05-14
CIK 926865

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-Q

           Quarterly Report under Section 13 or 15 (d)
           of the Securities and Exchange Act of 1934
_________________________________________________________________

For Quarter Ended                        Commission File Number
March 31, 1998                                  0-24926

                      CECIL BANCORP, INC.
                      -------------------
    (Exact name of registrant as specified in its charter)


      Maryland                                   52-1883546
      --------                                   ----------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification Number)


    127 North Street
    Elkton, Maryland                                21921
    ----------------                                -----
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


           Number of shares outstanding of common stock as of March 31, 1998

$0.01 par value common stock                  470,182 shares
----------------------------                  --------------
         class                                 outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.              FINANCIAL INFORMATION                 PAGE
                                                           ----
     ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - March 31, 1998
             and December 31, 1997                         3-4

             Consolidated Condensed Statements of
             Operations for Three Months Ended
             March 31, 1998 and 1997                        5

             Consolidated Condensed Statement of
             Cash Flows for Three Months Ended
             March 31, 1998 and 1997                       6-7

             Notes to Consolidated Condensed
             Financial Statements                           8

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                9-19

PART II. OTHER INFORMATION                               20-22

     ITEM 4.  Submission of Matters to a Vote of
              Security Holders

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                            March 31,       December 31,
                                              1998             1997
                                          ------------     ------------
                                           (Unaudited)

Cash                                        $ 1,912,441     $   961,993
Cash - interest-bearing                       2,913,960         880,809
Investment securities
  Securities held-to-maturity                 3,007,940       2,997,516
  Securities available-for-sale at
    estimated market value                      535,217         528,043
Mortgage backed securities
  Securities held to maturity                   377,810         411,641
  Securities available for sale at
    estimated market value                    1,248,749       1,405,483
Loans held for sale                           1,094,031       1,362,969
Loans receivable, net                        53,962,286      53,211,517
Real estate owned                               317,300         171,229
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                 642,461         659,464
Stock in Federal Home Loan Bank of
  Atlanta - at cost                             457,700         438,100
Accrued interest receivable                     433,747         466,610
Mortgage servicing rights                       102,768         103,605
Prepaid expenses                                 58,405          37,455
Other assets                                      6,964          23,796
                                            -----------     -----------
    TOTAL ASSETS                            $67,071,779     $63,660,230
                                            ===========     ===========

                             3

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                            March 31,      December 31,
                                              1998             1997
                                          ------------     ------------
                                           (Unaudited)
LIABILITIES
  Savings deposits                          $56,133,639     $52,953,698
  Advance payments by borrowers for
    property taxes and insurance                913,326         665,734
  Employee stock ownership debt                 269,556         269,556
  Other liabilities                             409,768         517,604
  Deferred taxes                                  3,517          20,055
  Advances from Federal Home Loan
    Bank of Atlanta                           1,750,000       1,750,000
                                            -----------     -----------
       TOTAL LIABILITIES                     59,479,806      56,176,647
                                            -----------     -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  470,182
    shares                                        4,702           4,702
  Additional paid in capital                  4,000,351       4,000,351
  Employee stock ownership debt                (269,556)       (269,556)
  Deferred compensation - Management
    Recognition Plan                           (118,361)       (118,361)
  Retained earnings, substantially
    restricted                                3,963,501       3,847,661
  Accumulated other comprehensive income         11,336          18,786
                                            -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY             7,591,973       7,483,583
                                            -----------     -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                             $67,071,779     $63,660,230
                                            ===========     ===========

                              4

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                                   Quarter Ended March 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
                                                (Unaudited)      (Unaudited)
INTEREST INCOME
  Loans receivable                              $1,169,550      $1,096,702
  Mortgage-backed securities                        28,611          35,582
  Investment securities                             39,925          29,210
  Other interest-earning assets                     46,424          28,207
                                                ----------      ----------
       Total interest income                     1,284,510       1,189,701
                                                ----------      ----------

INTEREST EXPENSE
  Deposits
    NOW accounts                                    30,633          17,244
    Passbook accounts and statement savings         68,259          71,476
    Money market deposit accounts                   17,781          17,760
    Certificates                                   491,978         411,304
                                                ----------      ----------
  Interest expense on deposits                     608,651         517,784
  Borrowings                                        31,024          59,917
                                                ----------      ----------
       Total interest expense                      639,675         577,701
                                                ----------      ----------

       Net interest income                         644,835         612,000
  Provision for loan losses                         22,500          10,500
                                                ----------      ----------
       Net interest income after
         provision for loan losses                 622,335         601,500
                                                ----------      ----------

NONINTEREST INCOME (LOSS)
  Loan service charges                               7,424           8,820
  Dividends on FHLB stock                            8,006           7,707
  Gain on sale of loans                             12,885           4,736
  Checking account fees                             34,907          27,348
  Commission income                                 22,584
  Other                                             12,259          21,857
                                                ----------      ----------
       Total noninterest income                     98,065          70,468
                                                ----------      ----------

NONINTEREST EXPENSE
  Compensation and benefits                        266,119         238,149
  Occupancy expense                                 26,542          29,548
  Equipment and data processing expense             52,418          46,271
  SAIF deposit insurance premium                    13,861           6,744
  Other                                            117,617         111,118
                                                ----------      ----------
       Total noninterest expense                   476,557         431,830
                                                ----------      ----------
       Income before income taxes                  243,843         240,138
                                                ----------      ----------
INCOME TAXES
  Current                                          105,179          98,976
  Deferred                                         (21,499)        (11,121)
                                                ----------      ----------
       Total income taxes                           83,680          87,855
                                                ----------      ----------
NET INCOME                                      $  160,163      $  152,283
                                                ==========      ==========
OTHER COMPREHENSIVE LOSS
  Unrealized losses on investment
    securities, net of deferred taxes               (7,450)        (16,279)
                                                ----------      ----------
COMPREHENSIVE INCOME                            $  152,713      $  136,004
                                                ==========      ==========
Basic earnings per common share                 $      .36      $      .35
                                                ==========      ==========

Diluted earnings per common share               $      .36      $      .35
                                                ==========      ==========
Cash dividends paid per common share            $      .10      $      .10
                                                ==========      ==========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                  Quarter Ended March 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on
    loans and investments                        $ 1,394,001     $ 1,269,659
  Cash paid to suppliers and employees              (496,637)       (414,793)
  Proceeds from sale of loans                        444,206         624,719
  Origination of loans held for sale                (323,000)       (608,500)
  Interest paid                                     (639,675)       (577,701)
  Income taxes paid                                 (180,050)        (75,000)
                                                 -----------     -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES      198,845         218,384
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturities of
    investment securities                          2,000,000       2,000,000
  Proceeds from maturities of
    mortgage-backed securities                       188,617          63,624
  Purchases of investment securities              (2,008,750)     (1,501,484)
  Loans originated                                (4,909,425)     (3,772,745)
  Principal collected on loans                     4,296,773       3,325,694
  Purchase of real estate owned                     (146,071)
  Purchases of office properties, equipment
    and leasehold improvements                                       (22,572)
  Purchase of stock in Federal Home Loan Bank
    of Atlanta                                       (19,600)        (15,200)
                                                 -----------     -----------
      NET CASH USED BY INVESTING ACTIVITIES         (598,456)         77,317
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Nets increase in demand deposits,
    NOW accounts, and savings accounts            13,588,642       7,105,950
  Proceeds from sales of certificates              2,374,606       2,430,776
  Payments of maturing certificates of deposits  (12,783,307)     (8,200,617)
  Increase in advance payments by
    borrowers for property taxes and insurance       247,592         282,593
  Dividends paid                                     (44,323)        (46,936)
  Repayments to Federal Home Loan Bank of
    Atlanta                                                       (1,250,000)
                                                 -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          3,383,210         321,766
                                                 -----------     -----------
NET INCREASE IN CASH                               2,983,599         617,467

CASH
  Beginning of period                              1,842,802       2,180,622
                                                 -----------     -----------
  End of period                                  $ 4,826,401     $ 2,798,089
                                                 ===========     ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                  (Continued)

                                                  Quarter Ended March 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

Net Income                                       $  160,163      $   152,283

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     17,003           11,430
    Provision for loan losses                        22,500           10,500
    Amortization of investment security
       premiums and discounts                        (1,685)          (5,008)
    Stock dividends                                  (7,704)          (7,380)
    Decrease in loans held for sale                 108,321           11,483
    Decrease in accrued interest receivable          32,863           26,614
    Decrease in mortgage servicing rights               837
    Increase in prepaid expenses                    (20,950)         (14,760)
    (Increase) decrease in other assets              16,832           (7,314)
    Increase (decrease) in other liabilities       (107,836)          48,991
    Decrease in deferred taxes                      (21,499)          (8,455)
                                                 ----------       ----------
                                                     38,682           66,101
                                                 ----------       ----------
                                                 $  198,845       $  218,384
                                                 ==========       ==========

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ------------------------------------------------------
                           MARCH 31, 1998
                           --------------
(1)  BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

(2)  Earnings per Share
     ------------------
     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 443,227 and 438,552 in 1998 and 1997, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 449,577 and 440,582, respectively.

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

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

Cecil Bancorp, Inc. ("the Company") was incorporated under the laws of the State of Maryland in July 1994 at the direction of the Board of Directors of Cecil Federal Savings Bank (the "Bank"or"Cecil Federal") for the purpose of serving as a savings institution holding company of Cecil Federal upon the acquisition of all of the capital stock issued by Cecil Federal in its conversion from mutual to stock (the "Conversion"). Substantially all of the company's assets consist of the outstanding capital stock of Cecil Federal. The Company's principal business is the business of Cecil Federal and its wholly owned subsidiaries. As a result of the conversion and reorganization, the Company issued and sold 481,361 shares of its common stock at a price of $10.00 per share to its depositors, borrowers, stock benefit plans and the public, thereby recognizing net proceeds of $4,315,057. The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is classified as a unitary savings institution holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

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

With this expansion, Cecil Federal will now offer maximum convenience in servicing customer needs. Mr. Roger L. Owens, CLU, has been hired as investment representative. He will seek to provide comprehensive investment products tailored to meet current and future individual financial needs.

Cecil Financial, Inc. has partnered in this venture with UVEST Investment Services, a registered broker-dealer and member of both the National Association of Securities Dealers (NASD) and the Securities Investment Protection Corporation (SIPC). Headquartered in Charlotte, NC, UVEST has been providing bank-based investment services throughout the Southeast since 1982.

Year 2000 Issues
----------------

As the Year 2000 approaches, there is growing concern that many computers and computer systems could malfunction. Banks, as with many other industries, could be faced with errors in their account processing, payment systems, ATM systems, security systems, or virtually any system controlled by a computer.

The cause is rooted in the programming of the date field within computer systems and software. For many years, computer systems were designed to record only the last two digits of the year in the date field in order to save costly data storage space. This programming concept works well while we are still in the 1900's. This concept does not work well for the Year 2000, as that year could be read by a computer to mean 1900.

Bank regulators and computer system experts are emphasizing systems and software products be implemented and tested for Year 2000 readiness. This task is a monumental undertaking for all parties involved from vendor service providers, computer systems manufacturers, software providers, and finally the Bank. Cecil Federal Savings Bank stands ready to prepare itself for the millennium.

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED


In June 1997, the Bank prepared an action plan to begin evaluating our systems and software products. The Bank has implemented a strategy to arrive at a solution to meet the Year
2000 requirements.

The Bank's plan consists of the following:

Problem Awareness: The Bank is aware of the problems that could potentially arise with the year 2000 problem. As of June 1997, the Bank began to analyze what systems and software needed to be reviewed to prepare well in advance.

Assessment Phase: The Bank assessed and implemented a program needed to meet system and software requirements prior to December 31, 1997. The Bank has implemented plans that will limit its exposure to the Year 2000 problem. The Bank has made contacts with all its third party vendors to assess the Bank's exposure to the problem. These include those that provide Account & Item Processing; System Hardware Setup and ATM Software; General Ledger Software; ATM Transaction Processing; the ATM Service Provider; ATM Software; Financial Reporting Software; Fed-Line Software; On-Line Bank Service Software; Loan Sales Software; Loan Documentation Software; HMDA/Geocoding Software; Payroll Processing; Computer Hardware; Spreadsheet Software; and Word Processing Software.

All of the Bank's vendors have been proactive to the Year 2000 problem. The Bank's vendors have in place or will have in place procedures to minimize the Bank's risk to the Year 2000 problem by December 31, 1998.

Renovation Phase: The Bank will review the status of its vendor's systems and software as of February 1998 and determine the processes that need to be updated. The assessment phase will be reviewed and problem areas will be identified.

Solutions to the problems will be discussed and procedures to eliminate the problems will be established and reviewed with the Board of Directors and management of the Bank. This process will be completed by March 31, 1998.

Initial steps have been completed to assure compliance with the Year 2000 problem. The Bank has contracted with its major vendor to implement a new front-end processing system to be installed in the third quarter of 1998. This system is already Year 2000 compliant. This system replaces our previous teller system which was not compliant. In addition, the Bank plans to install 20 new personal computers and two file server computers, which are also Year 2000 compliant. These two major investments along with continued evaluation of our existing systems and software products will provide some assurances as to compliance to Year 2000 issues.

Validation Phase: The Bank will validate any decision making by thoroughly assessing the systems compatibleness with the Year 2000 issues. Validations will be recorded and presented to the Board of Directors. The target date for the validation phase is December 31, 1998. Software and system testing will be done on an ongoing basis through the end of 1998.

In March 1998, a Year 2000 Users' Group was established. The first meeting of the users' group was held on April 7, 1998. The meeting outlined the efforts of our processor to date and our processor's future plans for Year 2000 qualification. Documentation of efforts and plans are on file. On April 14, 1998, the Users' Group

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED


met again to establish testing plans for the May 4th - May 15th customer acceptance testing. Planned testing transactions were developed and will be implemented at both the customer acceptance testing and the August individual bank testing. The testing plan is very detailed and complete as to system applications. Cecil Federal was present at both meetings and plans to take an active role in future meetings.

During March and April 1998, our processor completed a four-week Integration Test and a four-week System Test. Our processor completed system testing using three customers' system files. Plans and test results will be available for review by its customers of their testing. Although our processor and its customers both realize that every aspect of system processing is important, every customer will not be able to test the entire system. The bank customers will have to rely on each others' test results. Proxy testing is a must to complete the testing process.

On May 4, 1998 through May 15, 1998, our processor has setup customer acceptance testing at its home office. This testing will be completed by a test group of 20 of data center customers who will test the system. Two local banks using our data center will be present for the testing. Using the same three customers' files that our processor used during the Integration Test and System Test, the customer group will run online and offline processing, beginning with the date of December 31, 1999. Depending on the progress of the testing, the group will continue processing, concentrating on the following dates:

 .  Monday, January 3, 2000
 .  Thursday, January 15, 2000
 .  Monday, January 31, 2000
 .  Tuesday, February 1, 2000
 .  Tuesday, February 29, 2000
 .  Friday, March 31, 2000

These bank customers will be testing all aspects of the  system.
As test results are completed and reviewed, any necessary changes will be corrected.

Individual banks will be testing for their processing systems in August 1998. Testing will be done one Sunday in August. The final testing phase will be the testing which customers must perform to be able to validate their platform systems, teller terminals and other ancillary systems. This testing will include suggested transactions from our processor plus any other transaction suggested by the individual banks. The suggested transaction set is only for customer planning purposes. The banks should develop their own transaction set to be used in conjunction with our processor's transaction set. The bank will test transactions against their own customer files. All test results will be documented and distributed to customers. The documentation for all testing days from each Data Center will be combined into a Year 2000 reporting document which will detail all processing and reporting processes and sent to all bank customers.

Due to the fact that Cecil Federal Savings Bank is installing and implementing new hardware and teller platform, the Bank will have to do additional testing after the installation at the end of the third quarter. Our processor will be setting a future testing date for customers who will be converting to Year 2000 system upgrades after the August 1998 training dates.

In addition to our processor's system testing, ongoing testing of less critical systems will be completed through the end of 1998. With the help of our vendors,

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED


the Bank is upgrading and implementing many software changes that will bring software and systems into Year 2000 compliance.
This testing will be ongoing throughout 1998.


Implementation Phase: The Bank will monitor the implementation of the Year 2000 assessment and report results to the Board of Directors. The Bank will continue to stress with its vendors the importance of this project. The Bank will keep in continual contact with its vendors until a final solution and implementation has been completed. All plans are to be completed as outlined above. The implementation phase is to be completed by December 31, 1998.


The Bank has budgeted $150,000 for the Year 2000 issues which consists of expenditures for computer systems, computer hardware, software updates, and installation. In addition, compliance assessment and compliance testing will be budgeted. The impact of these expenditures are expected to have a minor effect upon the company's results of operations, liquidity, and capital resources. The majority of the expenditures will capital expenditures that will be depreciated over a five-year period.


Contingency Plan: The Bank's contingency plan is to provide for a system change to our processor's new windows based processing system. The new windows based processing system will replace the processing system presently in use. Presently, this system is available to the Bank. The new windows based processing system is already Year 2000 compliant. All documentation points to our processor bringing the present processing system into Year 2000 compliance before the third quarter of 1998. If it looks like our processor will not bring the present processing system into to Year 2000 compliance by the end of 1998, the Bank will decide to upgrade to the new windows based processing system. By July 31, 1998, the conversion process will be supported by written notification from our processor and what type of timetable will be required to perform the conversion. The Bank has decided to remain with the present processing system due to cost restraints and ease of implementation with the new teller system. The move from our present processing system to The new windows based processing system would be a conversion from what we are presently performing. The Bank would like to take this conversion process in small steps. The new teller system and new computer hardware is the first step in the Year 2000 compliance process. The new windows based processing system is our processing system for the future.


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

Comparison of Financial Condition at March 31, 1998 and December
31, 1997
----------------------------------------------------------------

The Company's assets increased by $3,411,549, or 5.4% to $67,071,779 at March 31, 1998 from $63,660,230 at December 31,
1997. The Company's emphasis on expanding the loans receivable portfolio continued. In addition, strong deposit growth enabled the Bank to increase its cash positions. The loans receivable portfolio increased by $750,769, or 1.4% to $53,962,286 at March 31, 1998 from $53,211,517 at December 31, 1997. The remainder of the Company's interest earning assets, primarily invested for liquidity, remained constant. Cash and interest-earning cash increased as a result of the sale of mortgage loans, prepayments of the loan portfolio, and increased savings deposits. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $19,600, or 4.5% to $457,700 at March 31, 1998 from
$438,100 at December 31, 1997, as a result of requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 7.25%.

The Company's liabilities increased $3,303,159, or 5.9% to $59,479,806 at March 31, 1998 from $56,176,647 at December 31,
1997. During the three months ended March 31, 1998, the Company was able to increase savings deposits as a result of additional marketing campaigns. Savings Deposits increased $3,179,941, or 6.0% to $56,133,639 at March 31, 1998 from $52,953,698 at
December 31, 1997. Advances from the Federal Home Loan Bank of Atlanta remained at $1,750,000. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $247,592, or 37.2% to $913,326 at March 31, 1998 from $665,734 at December 31, 1997. Other liabilities decreased $107,836 or 20.8% from $517,604 at December 31, 1997 to $409,768 at March 31, 1998.

The Company's stockholder's equity increased by $108,390 or 1.5% to $7,591,973 at March 31, 1998 from $7,483,583 at December
31, 1997. The increase was primarily due to an increase in retained earnings of $115,840, or 3.0% and a decrease in the

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED

unrealized net holding losses on available for sale investment securities. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 1998.

Results of Operations
---------------------

Three Months Ended March 31, 1998
---------------------------------

Net income increased $7,880, or 5.2% to $160,163 for the three months ended March 31, 1998, from $152,283 for the same period in 1997. The annualized return on average assets and annualized return on average equity were 0.97% and 8.45% respectively, for the three months ended March 31, 1998. This compares to an annualized return on average assets of 1.01% and 8.53% respectively for the same period in 1997.

Net interest income, the Company's primary source of income, increased $32,835, or 5.4% to $644,835 for the three months ended March 31, 1998, from $612,000 for the three months ended March 31, 1997. The weighted average yield on all interest earning assets decreased from 8.31% for the three months ended March 31, 1997, to 8.23% for the three months ended March 31, 1998. The weighted average rate paid on interest bearing liabilities increased from 4.40% for the three months ended March 31, 1997 to 4.42% for the three months ended March 31, 1998. The increase was a result of an increase in the average rate paid on deposits along with an increase in the average balance outstanding.

Interest on loans receivable increased by $72,848, or 6.6% to $1,169,550 for the three months ended March 31, 1998 from $1,096,702 for the three months ended March 31, 1997. The increase is attributable to both an increase in the weighted average yield and an increase in the average balance outstanding. The weighted average yield increased from 8.45% for the three months ended March 31, 1997 to 8.49% for the three months ended March 31, 1998. The average balance outstanding increased $3,216,191, or 6.2% to $55,112,974 for the three months ended March 31, 1998 from $51,896,784 for the three months ended March 31, 1997.

Interest on mortgage backed securities decreased $6,971, or 19.6% to $28,611 for the three months ended March 31, 1998 from $35,582 for the three months ended March 31, 1997. The decrease is a result of a decrease in the average balance outstanding. Since September 1996, there have been no new purchases of mortgage backed securities.

Interest on investment securities increased $10,715, or 36.7% to $39,925 for the three months ended March 31, 1998 from $29,210 for the three months ended March 31, 1997. The increase is a result of an increase the average balance outstanding. Interest on other investment securities increased as a result of an increase in the average balance outstanding for the quarter. Interest on other investments increased $1,682 or 22.8% to $9,062 for the three months ended March 31, 1998 from $7,380 for the three months ended March 31, 1997. Other investments primarily are short term liquidity accounts with variable rates. Interest on other interest

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED


earning assets (primarily earnings on monies held at the Federal
Home Loan Bank and daily time deposit accounts) increased
$16,535 or 79.4% to $37,362 for the three months ended March 31, 1998 from $20,827 for the three months ended March 31, 1997.

Interest paid on savings deposits increased $90,867, or 17.5% to $608,651 for the three months ended March 31, 1998 from $517,784 for the three months ended March 31, 1997. The increase was the result of an increase in the average balance outstanding along with an increase in the weighted average yield on deposits. The average balance outstanding increased $7,150,206, or 15.0% to $54,887,559 for the three months ended March 31, 1998 from $47,737,353 for the same period in 1997. The weighted average yield increased from 4.32% for the three months ended March 31, 1997 to 4.42% for the three months ended March 31, 1998. Interest expense paid on borrowings decreased $28,893, or 48.2% to $31,024 for the three months ending March 31, 1998 from $59,917 for the three months ended March 31, 1997. The decrease was a result of a decrease in the average balance outstanding and a slight decrease in the average cost of funds.

Provisions for loan losses increased $12,000, or 114.3% to $22,500 for the three months ended March 31, 1998 from $10,500 for the three month period ending March 31, 1997. The Bank reported a voluntary increase in general reserves as a result of the reassessment of reserve balances needed to provide for increased exposure in outstanding loan categories other than one-to-four residential loans.


Noninterest income. Noninterest income increased $27,597, or 39.2% to $98,065 for the three months ended March 31, 1998 from $70,468 for the three months ended March 31, 1997. Loan servicing fees decreased 15.8%, down $1,396 for the three months ended March 31, 1998 over the same period in 1997. This was a result of the decrease in balances of the servicing portfolio. Gains on sale of loans increased $8,149, or 172.1% to $12,885 for the three month period ending March 31, 1998 from $4,736 for the three months ended March 31, 1997. The increase was attributable to a decrease in the secondary market rates on long-term fixed rate loans. Commission income increased $22,584 or 100.0% for the three months ended March 31, 1998 over the same period in 1997. The increase is the result of the establishment of Cecil Financial Services in September 1997. Other fees decreased $2,039 or 4.1% to $47,166 for the three months ended March 31, 1998 from $49,205 for the three months ended March 31, 1997. Decreases were primarily attributable to decreases in fee income.


Noninterest Expense. Noninterest expense increased $44,727, or 10.4% to $476,557 for the three months ended March 31, 1998 from $431,830 for the three months ended March 31, 1997. The Company experienced an increase in compensation and benefits of $27,970, or 11.7% to $266,119 for the three months ended March 31, 1998 from $238,149 for the three months ended March 31, 1997. The increase can be attributable to the hiring of a new employee for Cecil Financial Services and annual salary increases. The Company also experienced an increase in the amount paid to the Savings Association Insurance Fund during the three months ended March 31, 1998. Although lower premium rates became effective January 1, 1997, the Company's SAIF premium increased $7,117, or 105.5% to $13,861 for the three months ended March 31,

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, CONTINUED


1998 as compared to $6,744 for the three months ended March 31, 1997. This difference is attributable to a one-time credit adjustment of $6,293 received in the first quarter of 1997. The additional difference is due to the continued deposit growth at the Bank.

Income Taxes.  Income tax expense for the three months ended
March 31, 1998 and March 31, 1997 was $83,680 and $87,855
respectively, which equates to effective rates of 34.3% and 36.6%, respectively.

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Nonperforming Assets and Problem Loans
--------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at March 31, 1998:

                                             1998        1997
                                            ------     -------
Nonperforming loans:

Residential mortgage                        $368,552   $381,101
Consumer and other                            39,396      6,400

Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                          $317,300   $      0
                                            --------   --------
Total Nonperforming Assets                  $725,248   $387,501
                                            ========   ========

Residential mortgages classified consisted of 12 loans with balances ranging from $1,000 to $173,000. Classified consumer loans consisted of 7 loans with balances ranging from $100 to $27,000 as of March 31, 1998. The Bank acquired two single-family dwellings that are both under contract and pending settlement. These assets will be dispossessed in the second quarter of 1998.

The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrower's ability to repay, past collection experience, and risk characteristics.

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

The Bank   The Office of Thrift Supervision ("OTS"), which is
the
bank's principal regulator, has established requirements for tangible, core and risk-based measures of capital. As a result, the three capital measures mentioned above were as follows at March 31, 1998:

                                  Tangible           Core        Risk Based
----------------------------------------------------------------------------
Available capital                  $7,324           $7,324        $7,522
Required capital                    1,006            2,684         3,243
                                   ------           ------        ------
Excess                             $6,318           $4,640        $4,279
                                   ======           ======        ======

Available capital                   10.91%          10.91%        18.56%
Required capital                     1.50%           4.00%         8.00%
                                   ------           ------        ------
Excess                               9.41%           6.91%        10.56%
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

                                  Tangible           Core        Risk Based
----------------------------------------------------------------------------
Well capitalized                    5+%              6+%         10+%
Adequately capitalized            4%-4.99%         4%-5.99%    8%-9.99%
Undercapitalized                  3%-3.99%         3%-3.99%    6%-7.99%
Significantly undercapitalized    2%-2.99%         2%-2.99%    0%-5.99%
Critically undercapitalized       0%-1.99%            -          -
----------------------------------------------------------------------------

On March 31, 1998, the Bank's capital levels were sufficient to qualify it as a well-capitalized institution, the most favorable category, allowing the Bank to pay lower deposit insurance premiums.

         CECIL BANCORP, INC. AND SUBSIDIARIES


PART II.  Other Information:                                PAGE
                                                            ----
 Item 1.  Legal Proceedings -
        Not Applicable

 Item 2.  Changes in Securities -
        Not Applicable

 Item 3.  Defaults Upon Senior Securities -
        Not Applicable

 Item 4.  Submission of Matters to a Vote of
           Security Holders                                  21


 Item 5.  Other Information -
        Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K -
        No reports on Form 8-K were filed during the three months ended March 31, 1998

               CECIL BANCORP, INC. AND SUBSIDIARIES


PART II. Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders
 The Annual Meeting of Stockholders of Cecil Bancorp, Inc. Was held in April 15, 1998, at 10:00a.m. at the Swiss Inn, Elkton, Maryland, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.


 All of management's nominee for directors as listed in the proxy statement were elected with the following vote:

 To serve for a three-year term:


                                Shares                      Shares
                                Voted          Shares         Not
                                "For"        "Withheld"     Voted
 Michael J. Scibinico           250,247        1,000       218,935
 Thomas L. Foard                248,492        2,755       218,935

               CECIL BANCORP INC. AND SUBSIDIARIES


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CECIL BANCORP, INC.



Date: May 1, 1998           By: /s/  Mary Beyer Halsey
                                ----------------------
                                Mary Beyer Halsey
                                President
                                Chief Executive Officer