Form 10-Q/A
period 1998-03-31
CECIL BANCORP INC
filed 1998-06-30
CIK 926865

* Note: This Form 10-QSB Cover Page reflects the proper cover page that should have been included in the Registrant's previous quarterly filing, which was incorrectly filed with a Form 10-Q Cover Page. The remainder of the Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 1998 remains unchanged.

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-QSB

[  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE EXCHANGE ACT

For the transition period from __________ to _____________.

              Commission File Number: 0-24926
                                      -------

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

                            CECIL BANCORP, INC.



Date: June 30, 1998         By: /s/  Mary Beyer Halsey
                                ----------------------
                                Mary Beyer Halsey
                                President
                                Chief Executive Officer