Form 10QSB
period 1998-06-30
CECIL BANCORP INC
filed 1998-08-07
CIK 926865

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-QSB

[  ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE EXCHANGE ACT

         For the transition period from _____ to _____.

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


           Number of shares outstanding of common stock
                        as of June 30, 1998

$0.01 par value common stock                  470,182 shares
----------------------------                  --------------
         Class                                 Outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.              FINANCIAL INFORMATION                 PAGE
                                                           ----
    ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - June 30, 1998
             and December 31, 1997                         3-4

             Consolidated Condensed Statements of
             Operations for the Six Months Ended
             and Three Months Ended June 30, 1998
             and June 30, 1997                             5-6

             Consolidated Condensed Statement of
             Cash Flows for the Six Months Ended
             June 30, 1998 and June 30, 1997               7-8

             Notes to Consolidated Condensed
             Financial Statements                            9

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                9-21

PART II. OTHER INFORMATION                                  22

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                            June 30,       December 31,
                                              1998             1997
                                          ------------     ------------
                                           (Unaudited)

Cash                                        $ 1,634,157     $   961,993
Cash - interest-bearing                       1,158,183         880,809
Investment securities
  Securities held-to-maturity                 3,006,363       2,997,516
  Securities available-for-sale at
    estimated market value                      542,245         528,043
Mortgage-backed securities
  Securities held-to-maturity                   328,980         411,641
  Securities available-for-sale at
    estimated market value                    1,100,944       1,405,483
Loans held for sale                           2,189,025       1,362,969
Loans receivable, net                        56,282,833      53,211,517
Real estate owned                                               171,229
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                 672,236         659,464
Stock in Federal Home Loan Bank of
  Atlanta - at cost                             457,700         438,100
Accrued interest receivable                     464,333         466,610
Mortgage servicing rights                       111,475         103,605
Prepaid expenses                                 25,695          37,455
Other assets                                     12,795          23,796
                                            -----------     -----------
    TOTAL ASSETS                            $67,986,964     $63,660,230
                                            ===========     ===========

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                            June 30,       December 31,
                                              1998             1997
                                          ------------     ------------
                                           (Unaudited)
LIABILITIES
  Savings deposits                          $56,430,250     $52,953,698
  Advance payments by borrowers for
    property taxes and insurance              1,181,092         665,734
  Employee stock ownership debt                 269,556         269,556
  Other liabilities                             301,269         517,604
  Deferred taxes                                  7,047          20,055
  Advances from Federal Home Loan
    Bank of Atlanta                           2,000,000       1,750,000
                                            -----------     -----------
       TOTAL LIABILITIES                     60,189,214      56,176,647
                                            -----------     -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  470,182
    shares                                        4,702           4,702
  Additional paid in capital                  4,023,742       4,000,351
  Employee stock ownership debt                (269,556)       (269,556)
  Deferred compensation - Management
    Recognition Plan                            (80,676)       (118,361)
  Retained earnings, substantially
    restricted                                4,110,428       3,847,661
  Accumulated other comprehensive income          9,110          18,786
                                            -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY             7,797,750       7,483,583
                                            -----------     -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                             $67,986,964     $63,660,230
                                            ===========     ===========


                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                          Quarter Ended              Six Months Ended
                                             June 30,                    June 30,
                                    --------------------------  --------------------------
                                        1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)
(Unaudited)
INTEREST INCOME
  Loans receivable                  $ 1,254,175   $ 1,119,873   $ 2,423,725   $ 2,216,574
  Mortgage-backed securities             24,280        34,156        52,890        69,737
  Investment securities                  40,761        32,445        80,686        61,655
  Other interest-earning assets          51,108        47,469        97,532        75,677
                                    -----------   -----------   -----------   -----------
       Total interest income          1,370,324     1,233,943     2,654,833     2,423,643

INTEREST EXPENSE
  Deposits
    NOW accounts                         34,752        20,020        65,385        37,264
    Passbook accounts                    72,191        73,311       140,450       144,787
    Money market deposit accounts        18,518        17,189        36,299        34,949
    Certificates                        497,139       451,072       989,117       862,376
                                    -----------   -----------   -----------   -----------
  Interest expense on deposits          622,600       561,592     1,231,251     1,079,376
  Borrowings                             33,504        39,836        64,528        99,752
                                    -----------   -----------   -----------   -----------
       Total interest expense           656,104       601,428     1,295,779     1,179,128
                                    -----------   -----------   -----------   -----------
       Net interest income              714,220       632,515     1,359,054     1,244,515
  Provision for loan losses              22,500        25,500        45,000        36,000
                                    -----------   -----------   -----------   -----------
       Net interest income after
         provision for loan losses      691,720       607,015     1,314,054     1,208,515

NONINTEREST INCOME
  Loan service charges                   10,527         8,574        17,951        17,395
  Dividends on FHLB stock                 7,863         7,599        15,869        15,306
  Gain on sale of loans                  20,641        17,856        33,526        22,592
  Checking account fees                  34,897        30,904        69,804        58,253
  Commission income                      16,929                      39,513
  Other                                  24,986        25,311        37,247        47,167
                                    -----------   -----------   -----------   -----------
       Total noninterest income         115,843        90,244       213,910       160,713

NONINTEREST EXPENSE
  Compensation and benefits             255,872       243,765       521,991       481,913
  Occupancy expense                      26,627        24,183        53,169        53,731
  Equipment and data
   processing expense                    50,952        41,013       103,370        87,285
  SAIF deposit insurance premium         13,966        12,975        27,827        19,719
  Other                                 141,179       132,415       258,795       243,533
                                    -----------   -----------   -----------   -----------
       Total noninterest expense        488,596       454,351       965,152       886,181
                                    -----------   -----------   -----------   -----------
       Income before income taxes       318,967       242,908       562,812       483,047

INCOME TAXES
  Current                               124,815        85,296       229,994       184,272
  Deferred                                2,905        14,770       (18,594)        3,649
                                    -----------   -----------   -----------   -----------
       Total income taxes               127,720       100,066       211,400       187,921
                                    -----------   -----------   -----------   -----------
NET INCOME                          $   191,247   $   142,842   $   351,412   $   295,126
                                    ===========   ===========   ===========   ===========

Basic earnings per common share     $       .43   $       .33   $       .79   $       .67
                                    ===========   ===========   ===========   ===========
Diluted earnings per common share   $       .43   $       .32   $       .78   $       .67
                                    ===========   ===========   ===========   ===========
Cash dividends paid per common share$       .10   $       .10   $       .20   $       .20
                                    ===========   ===========   ===========   ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
<TABLE

                                          Quarter Ended              Six Months Ended
                                             June 30,                    June 30,
                                    --------------------------  --------------------------
                                        1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)
NET INCOME                          $   191,247   $   142,842   $   351,412   $   295,126

OTHER COMPREHENSIVE GAIN (LOSS)
 Unrealized gain (losses) on
  investment securities, net
  of deferred taxes                      (2,226)       15,618        (9,676)         (661)
                                    -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME                $   189,021   $   158,460   $   341,736   $   294,465
                                    ===========   ===========   ===========   ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                        1998             1997
                                                    ------------     ------------
                                                     (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on
    loans and investments                            $ 2,813,996      $ 2,542,273
  Cash paid to suppliers and employees                  (909,465)        (848,550)
  Proceeds from sale of loans                          1,249,567        1,703,325
  Origination of loans held for sale                  (2,125,200)      (1,506,800)
  Interest paid                                       (1,295,779)      (1,179,128)
  Income taxes paid                                     (382,570)        (187,334)
                                                     -----------      -----------
      NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                      (649,451)         523,786
                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                         2,000,000        2,500,000
  Proceeds from maturities of
    mortgage-backed securities                           384,439          136,638
  Purchases of investment securities                  (2,008,750)      (2,501,641)
  Loans originated                                   (12,956,072)      (8,410,502)
  Principal collected on loans                         9,922,859        7,449,087
  Purchases of office properties, equipment
    and leasehold improvements                           (48,381)        (115,859)
  Purchase of real estate owned                         (146,071)        (147,258)
  Proceeds from sale of real estate owned                317,300               --
  Purchase of stock in Federal Home Loan Bank
    of Atlanta                                           (19,600)         (15,200)
                                                     -----------      -----------
      NET CASH USED BY INVESTING ACTIVITIES           (2,554,276)      (1,104,735)
                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Nets increase in demand deposits,
    NOW accounts, and savings accounts                27,739,490       16,198,249
  Proceeds from sales of certificates                  4,018,708        5,894,684
  Payments of maturing certificates of deposits      (28,281,646)     (16,462,598)
  Increase in advance payments by
    borrowers for property taxes and insurance           515,358          530,697
  Dividends paid                                         (88,645)         (93,872)
  Advances (repayments) to Federal Home Loan Bank
    of Atlanta                                           250,000       (2,750,000)
                                                     -----------      -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        4,153,265        3,317,160
                                                     -----------      -----------
NET INCREASE IN CASH                                     949,538        2,736,211

CASH
  BEGINNING OF PERIOD                                  1,842,802        2,180,622
                                                     -----------      -----------
  END OF PERIOD                                      $ 2,792,340      $ 4,916,833
                                                     ===========      ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                  (Continued)

                                                 Six Months Ended June 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                       $  351,412      $   295,126

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                      35,609           23,447
   Provision for loan losses                         45,000           36,000
   Amortization of investment security
    discounts                                          (120)          (8,873)
   Stock dividends                                  (15,508)         (15,086)
   Increase in accrued interest receivable            2,277            4,468
   Decrease in deferred tax asset
   Increase in mortgage servicing rights             (7,870)
   Decrease in prepaid expenses                      11,760           12,258
   (Increase) decrease in other assets               11,001          (13,829)
   Decrease in other liabilities                   (216,335)         (34,157)
   (Increase) decrease in loans held for sale      (909,159)         173,933
   Release of vested MRP shares                      61,076           44,184
   Increase (decrease) in deferred tax liability    (18,594)          (6,315)
                                                 ----------       ----------
                                                 (1,000,863)         228,660
                                                 ----------       ----------
                                                 $ (649,451)      $  523,786
                                                 ==========       ==========

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------
                              JUNE 30, 1998
                              -------------
(1)  BASIS OF PRESENTATION
     ---------------------

     (1)  Summary of Significant Accounting Policies
          ------------------------------------------

          The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect at December 31, 1997, as set forth in the annual consolidated financial statements of Cecil Bancorp, Inc. and subsidiaries (the "Bank"). In the opinion of Management, all adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature and have been included.

          The results of operations for the six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)  Earnings per Share
     ------------------

         Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding was 443,227 and 438,552 in 1998 and 1997, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 449,819 and 440,845, respectively.

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

PROPOSED TRANSACTIONS
---------------------

     On May 29, 1998, the Company entered into a merger agreement to acquire Columbian Bank, FSB., a $30.0 million savings bank located in Havre de Grace, Maryland.

     The Merger Agreement provides for the acquisition of Columbian Bank, A Federal Savings Bank ("Columbian") by Cecil Bancorp (also referred to as the "Company" or the " Applicant") as follows: (1) Cecil Bancorp will organize Interim as a wholly owned interim federal savings bank (2) Interim will merge with and into Columbian with Columbian surviving as a wholly-owned subsidiary of Cecil Bancorp, and each outstanding share of Columbian's common stock will be automatically converted into the right to receive shares of Company Common Stock (and cash in lieu of fractional shares), based upon an exchange ratio as more fully described below and (3) the issued and outstanding shares of Interim common stock will be converted into an equal number of shares of Columbian common stock, all of which will be owned by Cecil Bancorp. Together these transactions are referred herein as the "Merger".

     Pursuant to the Merger Agreement, each share of Columbian Common Stock outstanding at the Effective Date (except for shares owned or held by Columbian or the Company (other than in a fiduciary capacity or in any 401(k) plan of Columbian), or Dissenting Shares) will be converted into the right to receive a number of shares of Company Common Stock, determined pursuant to the Exchange Ratio based upon the Cecil Trading Price. The Cecil Trading Price will be determined by the average of the closing price of a share of Company Common Stock as reported by "Bloomberg Business News") for the last five days in which Company Common Stock was traded prior to OTS approval of the Merger, and the Exchange Ratio will therefore be set as follows: (i) if the Cecil Trading Price is more than $29.375, the Exchange Ratio will be 1.5645; (ii) if the Cecil Trading Price is more than $27.00 and equal to or less than $29.375, the Exchange Ratio will be determined by dividing $45.96 by the Cecil Trading Price, and will be between 1.5645 and 1.7021; (iii) if the Cecil Trading Price is equal to or more than $20.00 and equal to or less than $27.00, the Exchange Ratio will be 1.7021; and (iv) if the Cecil Trading Price is less than $20.00, the Exchange Ratio will be determined by dividing $34.04 by the Cecil Trading Price.

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


     Completion of the Merger is subject to (i) the receipt of all required regulatory approvals and (ii) the approval of Columbian's stockholders. Consummation of the merger is expected to occur late in the third quarter or in the fourth quarter of 1998.

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

     In June 1997, the Bank prepared an action plan to begin evaluating our systems and software products. The Bank's plan consists of the following:

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

     Renovation Phase: Initial steps have been completed to assure compliance with the Year 2000 problem. The Bank has contracted with its major vendor to implement a new front-end processing system to be installed in the third quarter of 1998. This system is already Year 2000 compliant. This system replaces the Bank's previous teller system which was not compliant. In addition, the Bank plans to install 20 new personal computers and two file server computers, which are also Year 2000 compliant. These two major investments along with continued evaluation of the Bank's existing systems and software products will provide some assurances as to compliance to Year 2000 issues.

     Validation Phase: The Bank will validate any decision making by thoroughly assessing the systems compatibility with the Year 2000 issues. Validations will be recorded and presented to the Board of Directors. The target date for the validation phase is December 31, 1998. Software and system testing will be done on an ongoing basis through the end of 1998.

     In March 1998, a Year 2000 Users' Group was established. During March and April 1998, the Bank's data processor completed a four-week Integration Test and a four-week System Test. On May 4, 1998 through May 15, 1998, the Bank's processor has setup customer acceptance testing at its home office. This testing will be completed by a test group of 20 of data center customers who will test the system. These bank customers will be testing all aspects of the system. As test results are completed and reviewed, any necessary changes will be corrected.

     Individual banks will be testing for their processing systems in August 1998. Testing will be done one Sunday in August. The final testing phase will be the testing which customers must perform to be able to validate their platform systems, teller terminals and other ancillary systems. This testing will include suggested

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


transactions from our processor plus any other transaction suggested by the individual banks. Due to the fact that Cecil Federal is installing and implementing new hardware and teller platform, the Bank will have to do additional testing after the installation at the end of the third quarter. The Bank's data processor will be setting a future testing date for customers who will be converting to Year 2000 system upgrades after the August 1998 testing dates.

     In addition to processor system testing, ongoing testing of less critical systems will be completed through the end of 1998. With the help of our vendors, the Bank is upgrading and implementing many software changes that will bring software and systems into Year 2000 compliance. This testing will be ongoing throughout 1998.

     Implementation Phase: The Bank will monitor the implementation of the Year 2000 assessment and report results to the Board of Directors. All plans are to be completed as outlined above. The implementation phase is to be completed by December 31, 1998.

     The Bank has budgeted $150,000 for the Year 2000 issues which consists of expenditures for computer systems, computer hardware, software updates, and installation. In addition, compliance assessment and compliance testing will be budgeted. The impact of these expenditures are expected to have a minor effect upon the company's results of operations, liquidity, and capital resources. The majority of the expenditures will be capital expenditures that will be depreciated over a five-year period.

     Contingency Plan: The Bank's contingency plan is to provide for a system change to the data processor's new windows based processing system. The new windows based processing system will replace the processing system presently in use. Presently, this system is available to the Bank. The new windows based processing system is already Year 2000 compliant. All documentation points to the Bank's data processor bringing the present processing system into Year 2000 compliance before the third quarter of 1998. If it looks like the Bank's data processor will not bring the present processing system into to Year 2000 compliance by the end of 1998, the Bank will decide to upgrade to the new windows based processing system. By July 31, 1998, the conversion process will be supported by written notification from our processor and what type of timetable will be required to perform the conversion. The Bank has decided to remain with the present processing system due to cost restraints and ease of implementation with the new teller system.

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


ASSET /LIABILITY MANAGEMENT
---------------------------

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Cecil Federal's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities and repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The bank now offers an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. Prior to June 1994, most fixed-rate mortgages offered by the Bank were originated for sale in
the secondary market.   Since July 1, 1995, the Bank has originated
fixed rate mortgages for sale in the secondary market.

     Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which is principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed rate mortgage loans in its primary market area.

FINANCIAL CONDITION
-------------------

Comparison of financial condition at June 30, 1998 and December 31,
1997.

     The Company's total assets at June 30, 1998 increased $4,326,734 or 6.8% to $67,986,964 from $63,660,230 at December 31, 1997. The increase was primarily the result of an increase in loans receivable, cash and loans-held-for-sale. Total liabilities increased $4,012,567 or 7.1% to $60,189,214 at June 30, 1998 from $56,176,647 at December
31, 1997. This increase was the result of an increase in savings deposits and escrows. Stockholder's equity increased $314,167 or 4.2%.

     Cash increased $672,164 or 69.9% to $1,634,157 at June 30, 1998 from $961,993 at December 31, 1997. Interest-bearing cash increased $277,374 or 31.5% to $1,158,183 at June 30, 1998 from $880,809 at
December 31, 1997. The increases were primarily due to an increase in deposits and repayments of loans.

     Loans receivable increased $3,071,316 or 5.8% to $56,282,833 at June 30, 1998 from $53,211,517 at December 31, 1997. The increase in loans receivable was a result of increased loan originations. The loans-held-for sale portfolio increased $826,056 or 60.6% to $2,189,025 at June 30, 1998 from $1,362,969 at December 31, 1997. The increase was a result of increased fixed rate originations. Loans held-for-sale will continue to be sold to fund portfolio needs. Real estate owned decreased to a zero balance during second quarter of 1998. The company sold the two single-family

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


properties that were taken back as a result of foreclosure.

     Total savings deposits increased $3,476,552 or 6.6% to $56,430,250 at June 30, 1998 from $52,953,698 at December 31, 1997.
Increases are attributable to increased marketing and cross selling plans. Escrows held for the payments of taxes and insurances increased $515,358 or 77.4% to $1,181,092 at June 30, 1998 from
$665,734 at December 31, 1997. Increases are attributable to changes in the calculation of reserves on mortgage escrow accounts. Advances from the Federal Home Loan Bank of Atlanta increased $250,000 or 14.3% to $2,000,000 at June 30, 1998 from $1,750,000 at December 31, 1997.
Increases were due to general funding needs.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1998
--------------------------------

     Net income for the three month period ended June 30, 1998 increased $48,405 or 33.9% to $191,247 as compared to net income for the same period in 1997 of $142,842. The annualized return on average assets and annualized return on average equity were 1.13% and 9.91% respectively, for the three-month period ended June 30, 1998. This compares to an annualized return on average assets and annualized return on average equity of .91% and 7.90% respectively, for the same period in 1997.

     Net interest income, the Bank's primary source of income, increased 12.9%, or $81,705 for the three months ended June 30, 1998, over the same period in 1997. The weighted average yield on interest earning assets increased from 8.32% for the three months ended June 30, 1997 to 8.62% for the three months ended June 30, 1998. The weighted average rate paid on interest bearing liabilities decreased from 4.56% for the three months ended June 30, 1997 to 4.40% for the three months ended June 30, 1998.

     Interest on loans receivable increased by $134,302 or 12.0%, from $1,119,873 for the three months ended June 30, 1997 to $1,254,175 for the three months ended June 30, 1998. The increase is attributable to an increase in the average balance outstanding of $5,095,985. The weighted average yield increased from 8.65% for the three months ended June 30, 1997 to 8.80% for the three months ended June 30, 1998.

     Interest on mortgage backed securities decreased $9,876 or 28.9%, from $34,156 for the three months ended June 30, 1997 to $24,280 for the three months ended June 30, 1998. The decrease was the result of an decrease in the average outstanding balance. Interest on investment securities increased $8,316 or 25.6% from $32,445 for the three months ended June 30, 1997 to $40,761 for the three months ended June 30, 1998. The average outstanding balance increased $673,000 for the three months ended June 30, 1998 over the three months ended June 30, 1997. The weighted average yield decreased from 5.56% for the three months ended June 30, 1997 to 5.42% for the three months ended June 30, 1998.

     Interest on other investments increased $3,639, or 7.6% from $47,469 for the three months ended June 30, 1997 to $51,108 for the three months ended June 30, 1998. The

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


average outstanding balance decreased slightly, which was offset by a slight increase in the average yield.

     Interest on savings deposits increased $61,008 or 10.9% from $561,592 for the three months ended June 30, 1997 to $622,600 for the three months ended June 30, 1998. The average balance outstanding increased $8,889,909 for the period noted above. The weighted average rate paid on deposits increased from 4.34% for the three months ended June 30, 1997 to 4.38% for the three months ended June 30, 1998. Interest expense paid on borrowings decreased $6,332, or 15.9% from $39,836 for the three months ended June 30, 1997 to $33,504 for the three months ended June 30, 1998.

     Noninterest income increased 28.4%, up $25,599 for the three months ended June 30, 1998, over the same period in 1997. Loan servicing fees increased 22.8%, up $1,953 for the three months ended
June 30, 1998 over the same period in 1997.   There was an increase in
gains on the sale of loans for the three months ended June 30, 1998 of $2,785 over the same period in 1997. This increase was attributable to the Bank's decision to continually sell loans on the secondary
market during 1998 to fund portfolio needs.   Checking account fees
increased $3,993, or 12.9% Increases in this area can be primarily attributable to increased service charges, as a result of steady growth of demand deposits, and the activity of three ATM machines, which are primarily used by non-customers.

     Noninterest expense increased 7.5%, up $34,245 for the three months ended June 30, 1998, over the same period in 1997.
Compensation and benefits increased 5.0% for the three months ended June 30, 1998 over the same period in 1997, which is a result of general merit increases and costs of benefits. Equipment and data processing expenses increased 24.2% for the three months ended June 30, 1998 over the same period in 1997 as a result of the Company's year 2000 compliance plan. The SAIF deposit premium decreased 7.6% for the three months ended June 30, 1998 over the same period in 1997, as a result of increases in savings deposits. Other expenses increased by 6.6% for the three months ended June 30, 1998 over the same period in 1997, as a result of increased legal expenses, accounting and audit expenses, meeting expenses, and charitable contributions.

     Income tax expense for the three-month period ended June 30, 1998 and 1997 was $127,720 and $100,066, respectively, which equates to effective rates of 40.0% and 41.2% respectively.

Six Months Ended June 30, 1998
------------------------------

     Net income for the six-month period ended June 30, 1998 increased $79,765 or 16.5% to $562,812, compared to net income of $483,047 for the same period in 1997. The annualized return on average assets and annualized return on average equity were 01.05% and 9.18% respectively, for the six-month period ended June 30, 1998. This compares to an annualized return on average assets and annualized return on average equity of 0.96% and 8.21% respectively, for the same period in 1997.

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


     Net interest income, the Bank's primary source of income, increased 8.7% up $105,539 for the six months ended June 30, 1998, over the same period in 1997. The weighted average yield on interest earning assets increased from 8.31% for the six months ended June 30, 1997 to 8.42% for the six months ended June 30, 1998. The weighted average rate paid on interest bearing liabilities decreased from 4.65% for the six months ended June 30, 1997 to 4.41% for the six months ended June 30, 1998.

     Interest on loans receivable increased by $207,151 or 9.3%, from $2,216,574 for the six months ended June 30, 1997 to $2,423,725 for the six months ended June 30, 1998. The average balance outstanding increased $4,265,882. The weighted average yield increased from 8.55% for the six months ended June 30, 1997 to 8.65% for the six months ended June 30, 1998.

     Interest on mortgage backed securities increased $16,847 or 24.2%, from $69.737 for the six months ended June 30, 1997 to $52,890 for the six months ended June 30, 1998. The average outstanding balance decreased $456,355 for the six months ended June 30, 1998 from the same period ended 1997, with the weighted average yield remaining constant.

     Interest on investment securities increased $19,031, or 30.9%, from $61,655 for the six months ended June 30, 1997 to $80,686 for the same period in 1998. The weighted average yield decreased from 5.70% for the six months ended June 30, 1996 to 5.37% for the six months ended June 30, 1998. The average outstanding balance increased $670,901 from $2,333,318 for the six months ended June 30, 1997 to $3,004,219 for the six months ended June 30, 1998.

     Interest on other investments increased $21,855, or 28.9% from $75,677 for the six months ended June 30, 1997 to $97,532 for the six months ended June 30, 1997. The average balance outstanding increased slightly. The weighted average yield increased slightly from 6.85% for the six months ended June 30, 1996 to 6.92% for the six months ended June 30, 1997. The average balance outstanding increased due to the investment of excess cash in an FHLB time deposit.

     Interest on savings deposits increased $151,875, or 14.1% from $1,079,376 for the six months ended June 30, 1997 to $1,231,251 for the six months ended June 30, 1998. The average balance outstanding increased $5,212,493 for the period noted above. The weighted average rate paid on deposits decreased from 4.33% for the six months ended June 30, 1997 to 4.32% for the six months ended June 30, 1998. Interest expense paid on borrowings decreased $35,224, or 35.3% from $99,752 for the six months ended June 30, 1997 to $64,528 for the six months ended June 30, 1998. Decreases are attributable to decreases in the average balance outstanding and the weighted average cost of funds.

     Noninterest income increased $53,197 or 33.1% to $213,910 for the six months ended June 30, 1998 from $160,713 for the same period in 1997. Gain on sale of loans was up $10,934 or 48.4% for the six months ended June 30, 1998 over the same period in

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


1997, as a result of the sale of fixed rate loans in the secondary market. Other fees decreased 21.0% down $9,920 for the six months ended June 30, 1998 over the same period in 1997. Increases in fee income were offset by additional fees associated with the Bank's three ATM machines, of which the Chesapeake City location is new.

     Noninterest expense increased $78,971 or 8.9% to $965,152 for the six-month period ended June 30, 1998 from $886,181 for the six months ended June 30, 1997. The SAIF deposit premium increased 41.1%, up $8,108 for the six months ended June 30, 1998, over the same period in 1997. Increases were a result of increased savings deposits, and a special reduction of SAIF insurance rates that occurred during the six month period of 1997. Other expenses increased 6.3%, up $78,971 for the six-month period ended June 30, 1998, over the same period in 1997. The increase was attributable to an increase in legal fees, audit and accounting fees, meeting expenses, and charitable contributions.

     Income tax expense for the six-month period ended June 30, 1998 and 1997 was $211,400 and $187,921 which equates to effective rates of 37.6% and 38.9% respectively.

Nonperforming Assets and Problem Loans
--------------------------------------

     Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include:
(I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at June 30, 1998:

                                                 1998           1997
                                               --------       --------
Nonperforming loans:
Residential mortgage                           $353,726       $504,756
Consumer and other                               26,850         12,127

Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                             $      0       $147,258
                                               --------       --------
Total nonperforming assets                     $380,576       $664,141
                                               ========       ========

     Residential mortgages classified consisted of 8 loans with balances ranging from $1,000 to $172,000. Classified consumer loans consisted of 1 loan as of June 30, 1998.

     The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrower's ability to repay, past collection experience, and risk characteristics.

        CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


CAPITAL ADEQUACY
----------------

The Company
-----------

     Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Bank
--------

     The Office of Thrift Supervision ("OTS"), which is the bank's principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at June 30, 1998:

                                  Tangible       Core       Risk Based
----------------------------------------------------------------------

Available capital                  $7,562       $7,562        $7,758
Required capital                    1,021        2,722         3,388
                                   ------       ------        ------
Excess                             $6,541       $4,840        $4,370
                                   ======       ======        ======

Available capital                   11.11%       11.11%        18.32%
Required capital                     1.50%        4.00%         8.00%
                                   ------       ------        ------
Excess                               9.61%        7.11%        10.32%
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

                                  Tangible       Core      Risk-Based
----------------------------------------------------------------------

Well capitalized                    5+%           6+%          10+%
Adequately capitalized            4%-4.99%      4%-5.99%     8%-9.99%
Undercapitalized                  3%-3.99%      3%-3.99%     6%-7.99%
Significantly undercapitalized    2%-2.99%      2%-2.99%     0%-5.99%
Critically undercapitalized       0%-1.99%           --           --
----------------------------------------------------------------------

     On June 30, 1998, the Bank's capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Bank to pay lower deposit insurance premiums.

        CECIL BANCORP, INC. AND SUBSIDIARIES

PART II.  Other Information:

 Item 1.  Legal Proceedings -
          Not Applicable

 Item 2.  Changes in Securities -
          Not Applicable

 Item 3.  Defaults Upon Senior Securities -
          Not Applicable

 Item 4.  Submission of Matters to a Vote of Security Holders
               On April 15, 1998, the Registrant held its Annual
          Meeting of Stockholders. Information regarding this meeting was previously reported in the Form 10-QSB for the quarter ended March 31, 1998.

 Item 5.  Other Information -
          Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K -
               Cecil Bancorp filed a Form 8-K on June 4, 1998 announcing that it had signed an agreement to acquire Columbian Bank, A Federal Savings Bank in a transaction which will be accounted for as a pooling of interests. Columbian Shareholders will receive approximately 1.7 shares of Cecil Common Stock for each share of Columbian Common Stock subject to adjustment as described in the Form 8-K. For more information see the Form 8-K filed on June 4, 1998.

               CECIL BANCORP INC. AND SUBSIDIARIES


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CECIL BANCORP, INC.



Date: August 5, 1998           By: /s/  Mary Beyer Halsey
                                  ----------------------
                                  Mary Beyer Halsey
                                  President
                                  Chief Executive Officer