Form 10QSB/A
period 1998-06-30
CECIL BANCORP INC
filed 1998-08-14
CIK 926865

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

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                            June 30,       December 31,
                                              1998             1997
                                          ------------     ------------
                                           (Unaudited)

Cash                                        $ 1,634,157     $   961,993
Cash - interest-bearing                       1,158,183         880,809
Investment securities
  Securities held-to-maturity                 3,006,363       2,997,516
  Securities available-for-sale at
    estimated market value                      542,245         528,043
Mortgage-backed securities
  Securities held-to-maturity                   328,980         411,641
  Securities available-for-sale at
    estimated market value                    1,100,944       1,405,483
Loans held for sale                           2,189,025       1,362,969
Loans receivable, net                        56,282,833      53,211,517
Real estate owned                                --             171,229
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                 672,236         659,464
Stock in Federal Home Loan Bank of
  Atlanta - at cost                             457,700         438,100
Accrued interest receivable                     464,333         466,610
Mortgage servicing rights                       111,475         103,605
Prepaid expenses                                 25,695          37,455
Other assets                                     12,795          23,796
                                            -----------     -----------
    TOTAL ASSETS                            $67,986,964     $63,660,230
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
                                            ===========     ===========


                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                          Quarter Ended              Six Months Ended
                                             June 30,                    June 30,
                                    --------------------------  --------------------------
                                        1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
(Unaudited)
INTEREST INCOME
  Loans receivable                  $ 1,254,175   $ 1,119,873   $ 2,423,725   $ 2,216,574
  Mortgage-backed securities             24,280        34,156        52,890        69,737
  Investment securities                  40,761        32,445        80,686        61,655
  Other interest-earning assets          51,108        47,469        97,532        75,677
                                    -----------   -----------   -----------   -----------
       Total interest income          1,370,324     1,233,943     2,654,833     2,423,643

INTEREST EXPENSE
  Deposits
    NOW accounts                         34,752        20,020        65,385        37,264
    Passbook accounts                    72,191        73,311       140,450       144,787
    Money market deposit accounts        18,518        17,189        36,299        34,949
    Certificates                        497,139       451,072       989,117       862,376
                                    -----------   -----------   -----------   -----------
  Interest expense on deposits          622,600       561,592     1,231,251     1,079,376
  Borrowings                             33,504        39,836        64,528        99,752
                                    -----------   -----------   -----------   -----------
       Total interest expense           656,104       601,428     1,295,779     1,179,128
                                    -----------   -----------   -----------   -----------
       Net interest income              714,220       632,515     1,359,054     1,244,515
  Provision for loan losses              22,500        25,500        45,000        36,000
                                    -----------   -----------   -----------   -----------
       Net interest income after
         provision for loan losses      691,720       607,015     1,314,054     1,208,515

NONINTEREST INCOME
  Loan service charges                   10,527         8,574        17,951        17,395
  Dividends on FHLB stock                 7,863         7,599        15,869        15,306
  Gain on sale of loans                  20,641        17,856        33,526        22,592
  Checking account fees                  34,897        30,904        69,804        58,253
  Commission income                      16,929          --          39,513          --
  Other                                  24,986        25,311        37,247        47,167
                                    -----------   -----------   -----------   -----------
       Total noninterest income         115,843        90,244       213,910       160,713

NONINTEREST EXPENSE
  Compensation and benefits             255,872       243,765       521,991       481,913
  Occupancy expense                      26,627        24,183        53,169        53,731
  Equipment and data
   processing expense                    50,952        41,013       103,370        87,285
  SAIF deposit insurance premium         13,966        12,975        27,827        19,719
  Other                                 141,179       132,415       258,795       243,533
                                    -----------   -----------   -----------   -----------
       Total noninterest expense        488,596       454,351       965,152       886,181
                                    -----------   -----------   -----------   -----------
       Income before income taxes       318,967       242,908       562,812       483,047

INCOME TAXES
  Current                               124,815        85,296       229,994       184,272
  Deferred                                2,905        14,770       (18,594)        3,649
                                    -----------   -----------   -----------   -----------
       Total income taxes               127,720       100,066       211,400       187,921
                                    -----------   -----------   -----------   -----------
NET INCOME                          $   191,247   $   142,842   $   351,412   $   295,126
                                    ===========   ===========   ===========   ===========

Basic earnings per common share     $       .43   $       .33   $       .79   $       .67
                                    ===========   ===========   ===========   ===========
Diluted earnings per common share   $       .43   $       .32   $       .78   $       .67
                                    ===========   ===========   ===========   ===========
Cash dividends paid per common share$       .10   $       .10   $       .20   $       .20
                                    ===========   ===========   ===========   ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
<TABLE

                                          Quarter Ended              Six Months Ended
                                             June 30,                    June 30,
                                    --------------------------  --------------------------
                                        1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
NET INCOME                          $   191,247   $   142,842   $   351,412   $   295,126

OTHER COMPREHENSIVE GAIN (LOSS)
 Unrealized gain (losses) on
  investment securities, net
  of deferred taxes                      (2,226)       15,618        (9,676)         (661)
                                    -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME                $   189,021   $   158,460   $   341,736   $   294,465
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
                                                     ===========      ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                  (Continued)

                                                 Six Months Ended June 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                       $  351,412      $   295,126

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                      35,609           23,447
   Provision for loan losses                         45,000           36,000
   Amortization of investment security
    discounts                                          (120)          (8,873)
   Stock dividends                                  (15,508)         (15,086)
   Increase in accrued interest receivable            2,277            4,468
   Decrease in deferred tax asset
   Increase in mortgage servicing rights             (7,870)            --
   Decrease in prepaid expenses                      11,760           12,258
   (Increase) decrease in other assets               11,001          (13,829)
   Decrease in other liabilities                   (216,335)         (34,157)
   (Increase) decrease in loans held for sale      (909,159)         173,933
   Release of vested MRP shares                      61,076           44,184
   Increase (decrease) in deferred tax liability    (18,594)          (6,315)
                                                 ----------       ----------
                                                 (1,000,863)         228,660
                                                 ----------       ----------
                                                 $ (649,451)      $  523,786
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

                                                 1998           1997
                                               --------       --------
Nonperforming loans:
Residential mortgage                           $353,726       $504,756
Consumer and other                               26,850         12,127

Assets acquired in settlement of loans:
Real estate held for development and sale          --            --
Real estate held for investment and sale           --            --
Repossessed assets                             $   --         $147,258
                                               --------       --------
Total nonperforming assets                     $380,576       $664,141
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

                            CECIL BANCORP, INC.



Date: August 14, 1998          By: /s/  Mary Beyer Halsey
                                  ----------------------
                                  Mary Beyer Halsey
                                  President
                                  Chief Executive Officer