Form 10QSB
period 1998-09-30
CECIL BANCORP INC
filed 1998-11-13
CIK 926865

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


           Number of shares outstanding of common stock
                        as of September 30, 1998

$0.01 par value common stock                  598,337 shares
----------------------------                  --------------
         Class                                 Outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.              FINANCIAL INFORMATION                 PAGE
                                                           ----
    ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - September 30, 1998
             and December 31, 1997                         3-4

             Consolidated Condensed Statements of
             Operations for the Nine Months Ended
             and Three Months Ended September 30, 1998
             and September 30, 1997                        5-7

             Consolidated Condensed Statement of
             Cash Flows for the Nine Months Ended
             September 30, 1998 and September 30, 1997     8-9

             Notes to Consolidated Condensed
             Financial Statements                           10

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                               11-22

PART II. OTHER INFORMATION                                  23

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                          September 30,    December 31,
                                              1998             1997 (1)
                                          ------------     ------------
                                           (Unaudited)
Cash                                        $ 1,982,904     $ 1,438,218
Cash - interest bearing                       2,849,933       2,519,230
Federal funds sold                              700,000         571,703
Investment securities
          Securities held-to-maturity         5,003,500       5,842,776
          Securities available-for-sale at
            estimated market value            3,828,395       2,913,708
Mortgage-backed securities
          Securities held-to-maturity         2,249,125       2,759,534
          Securities available-for-sale at
          estimated market value                945,535       1,405,483
Loans receivable, net                        74,601,445      72,016,049
Loans held for sale                           2,906,291       1,362,969
Real estate owned                               356,480         455,568
Office properties, equipment and leasehold
   improvements at cost, less accumulated
   depreciation and amortization              1,044,777       1,005,974
Stock in Federal Home Loan Bank of
          Atlanta - at cost                     672,300         652,700
Accrued interest receivable                     675,275         662,992
Mortgage servicing rights                       110,341         103,605
Prepaid expenses                                 64,883          37,455
Deferred taxes                                   99,816          52,869
Other assets                                     22,806          65,535
                                            -----------     -----------
          TOTAL ASSETS                      $98,113,806     $93,866,368
                                            ===========     ===========

(1) Restated due to pooling of interest transaction completed in the quarter ended September 30, 1998.

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                          September 30,    December 31,
                                              1998           1997 (1)
                                          ------------     ------------
                                           (Unaudited)
LIABILITIES
  Savings deposits                         $85,128,710      $80,595,893
  Advance payments by borrowers for
  property taxes and insurance                 528,017          842,358
  Employee stock ownership debt                269,556          269,556
  Other liabilities                            602,288          896,226
  Advances from Federal Home Loan
    Bank of Atlanta                          1,750,000        1,750,000
                                           -----------     ------------
             TOTAL LIABILITIES              88,278,571       84,354,033
                                           -----------     ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  598,337
      shares at September 30, 1998
      and 592,869 at December 31, 1997           5,983            5,929
  Additional paid in capital                 4,633,395        4,561,520
  Employee stock ownership debt               (269,556)        (269,556)
  Deferred compensation - Management
  Recognition Plan                             (80,676)        (118,361)
  Retained earnings, substantially
    restricted                               5,514,011        5,292,341
  Accumulated other comprehensive income        32,078           40,462
                                           -----------     ------------
             TOTAL STOCKHOLDERS' EQUITY      9,835,235        9,512,335
                                           -----------     ------------
             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY        $98,113,806     $ 93,866,368
                                           ===========     ============

(1) Restated due to pooling of interest transaction completed in the quarter ended September 30, 1998.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                        Quarter Ended             Nine Months Ended
                                         September 30,              September 30,
                                    --------------------------  --------------------------
                                        1998          1997 (1)       1998         1997 (1)
                                    ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
INTEREST INCOME
  Loans receivable                   $1,639,886    $1,583,499     $4,863,567   $4,609,495
  Mortgage-backed securities             52,957        73,885        178,840      234,743
  Investment securities                 147,143       139,572        425,247      395,144
  Other interest-earning assets          71,136        60,307        225,944      204,679
                                     ----------    ----------     ----------   ----------
     Total interest income            1,911,122     1,857,263      5,693,598    5,444,061

INTEREST EXPENSE
  Interest expense on deposits        1,018,419       977,144      2,990,675    2,835,206
  Borrowings                             22,587        24,932         87,115      124,684
                                     ----------    ----------     ----------   ----------
     Total interest expense           1,041,006     1,002,076      3,077,790    2,959,890
                                     ----------    ----------     ----------   ----------

     Net interest income                870,116       855,187      2,615,808    2,484,171
  Provision for loan losses              22,500        30,500         67,500       66,500
                                     ----------    ----------     ----------   ----------
     Net interest income after
        provision for loan losses       847,616       824,687      2,548,308    2,417,671

NONINTEREST INCOME (LOSS)
  Loan service charges                   31,283         7,766         49,234       25,160
  Dividends on FHLB stock                12,571         7,919         36,333       23,225
  Gain on sale of loans                                18,728         33,526       41,320
  Gain on sale of office properties
    and equipment                                      44,769                      44,769
  Other                                  21,585        65,145         78,041      140,119
  Checking account fees                  45,784        30,809        115,588       89,062
  Commission income                      19,486                       58,999
                                     ----------    ----------     ----------   ----------
     Total noninterest income           130,709       175,136        371,721      363,655

NONINTEREST EXPENSE
  Compensation and benefits             269,833       299,794        954,014      930,567
       Occupancy expense                 42,209        35,183        109,120      106,037
  Equipment and data processing
    expense                              65,105        56,708        187,668      162,679
  SAIF deposit insurance premium         21,045        26,954         62,719       60,338
  Merger expense                        201,038                      252,174
  Other                                 211,522       158,885        557,954      504,244
                                     ----------    ----------     ----------   ----------
     Total noninterest expense          810,752       577,524      2,123,649    1,763,865
                                     ----------    ----------     ----------   ----------
     Income before income taxes         167,573       422,299        796,380    1,017,461

INCOME TAXES
  Current                               206,350       175,645        455,020      401,048
  Deferred                              (32,425)         (138)       (51,019)       3,511
                                     ----------    ----------     ----------   ----------
     Total income taxes                 173,925       175,507        404,001      404,559
                                     ----------    ----------     ----------   ----------
NET INCOME (LOSS)                    $   (6,352)   $  246,792     $  392,379   $  612,902
                                     ==========    ==========     ==========   ==========

(1) Restated due to pooling of interest transaction completed in the quarter ended September 30, 1998.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                          Quarter Ended             Nine Months Ended
                                           September 30,              September 30,
                                    --------------------------  --------------------------
                                        1998         1997 (1)       1998         1997 (1)
                                    ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Earnings per common share and
  common share equivalent           $      (.01)  $       .44   $       .66   $      1.10
                                    ===========   ===========   ===========   ===========

Earnings per common share -
   assuming full dilution           $      (.01)  $       .55   $       .64   $      1.37
                                    ===========   ===========   ===========   ===========

(1) Restated due to pooling of interest transaction completed in the quarter ended September 30, 1998.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------

                                          Quarter Ended             Nine Months Ended
                                           September 30,              September 30,
                                    --------------------------  --------------------------
                                        1998         1997 (1)       1998         1997 (1)
                                    ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
NET INCOME (LOSS)                     $ (6,352)     $  246,792   $ 392,379    $ 612,902

OTHER COMPREHENSIVE GAIN (LOSS)
  Unrealized gains (losses) on
     investment securities, net
     of deferred taxes                   2,639          21,713      (8,384)      19,705
                                     ---------      ----------   ---------    ---------
COMPREHENSIVE INCOME                 $ ( 3,713)     $  268,505   $ 383,995    $ 632,607
                                     =========      ==========   =========    =========

(1) Restated due to pooling of interest transaction completed in the quarter ended September 30, 1998.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                        Nine Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        1998            1997 (1)
                                                    ------------     ------------
                                                     (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on loans
     and investments                                 $  5,978,965     $  5,620,247
  Cash paid to suppliers and employees                 (2,189,781)      (1,669,842)
  Proceeds from sale of loans                           1,249,567        2,456,236
  Origination of loans held for sale                   (2,959,600)      (2,115,800)
  Interest paid                                        (3,077,790)      (2,959,890)
  Income taxes paid                                      (541,567)        (171,186)
                                                     ------------     ------------
       NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES                         (1,540,206)       1,159,765
                                                     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
     securities                                         6,645,000        5,500,000
  Proceeds from sale of securities available-
    for-sale                                                               588,322
  Proceeds from maturities of mortgage-backed
     securities                                           967,066          885,894
  Purchases of investment securities held-to-
     maturity                                          (5,798,863)      (4,995,156)
  Purchases of investment securities available-
     for-sale                                            (886,939)        (518,488)
  Loans originated                                    (24,888,679)     (17,749,146)
  Principal collected on loans                         22,436,020       12,950,830
  Purchases of office properties, equipment
     and leasehold improvements                          (106,924)        (201,031)
  Proceeds from sale of office properties, equipment
     and leasehold improvements                                            129,295
  Purchase of real estate owned                          (146,071)        (173,097)
  Proceeds from sale of real estate owned                 245,159          227,604
  Purchase of stock in Federal Home Loan
     Bank of Atlanta                                      (19,600)         (15,200)
                                                     ------------     ------------
       NET CASH USED BY
          INVESTING ACTIVITIES                         (1,553,831)      (3,370,173)
                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                              40,361,688       20,860,966
  Proceeds from sales of certificates                   5,569,556        6,870,100
  Payments of maturing certificates of deposits       (41,398,427)     (23,501,577)
  Decrease in advance payments by borrowers for
     property taxes and insurance                        (314,341)        (264,169)
  Repayments to Federal Home Loan
     Bank of Atlanta                                                    (1,500,000)
  Dividends paid                                         (131,553)        (162,382)
  Proceeds from issuance of common stock                   10,800           14,626
                                                     ------------     ------------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                          4,097,723        2,317,564
                                                     ------------     ------------
NET INCREASE IN CASH                                    1,003,686          107,156

CASH
  BEGINNING OF PERIOD                                   4,529,151        3,785,459
                                                     ------------     ------------
  END OF PERIOD                                       $ 5,532,837     $  3,892,615
                                                     ============     ============

(1) Restated due to pooling of interest transaction completed in the quarter ended September 30, 1998.

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                  (Continued)

                                                      Nine Months Ended
                                                        September 30,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
                                                (Unaudited)     (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES
Net Income                                       $  392,379       $  612,902

Adjustments to reconcile net income to net cash provided (used) by operating activities:

  Gain on sale of office properties, equipment
     and leasehold improvements                                      (44,769)
  Depreciation                                       68,121           54,933
  Provision for loan losses                          67,500           66,500
  Amortization of investment security
     premiums (discounts)                            (6,985)          (7,432)
  Stock dividends                                   (26,824)         (22,912)
  Increase in accrued interest receivable           (12,283)         (71,036)
  (Increase) decrease in deferred tax asset         (52,840)          59,379
  (Increase) decrease in prepaid expenses           (27,428)          33,380
  Increase in mortgage servicing rights              (6,736)
  (Increase) decrease in other assets                42,729           (5,897)
  Increase (decrease) in other liabilities         (293,938)          61,439
  (Increase) decrease in loans held for sale     (1,743,559)         299,116
  Distribution from MRP Trust                        61,076           44,184
  Increase in deferred tax liability                                  79,978
  Cash paid in lieu of fractional shares             (1,418)
                                                -----------      -----------
                                                 (1,932,585)         546,863
                                                -----------      -----------
                                                ($1,540,206)      $1,159,765
                                                ===========      ===========

(1) Restated due to pooling of interest transaction completed in the quarter ended September 30, 1998.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------
                            SEPTEMBER 30, 1998
                            ------------------
(1)  BASIS OF PRESENTATION
     ---------------------

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

         The results of operation for the nine month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

     (2) Earnings per Share
         ------------------

         Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock and common stock equivalents was 597,964 for the nine months ended September 30, 1998. The weighted average number of shares of common stock and common stock equivalents for computation of earnings per common shares - fully diluted was 609,811 for the nine months ended September 30, 1998.

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

     (4) Restatement
         -----------

         Effective September 30, 1998, Cecil Bancorp, Inc. issued shares of its common stock to acquire Columbian Bank, A Federal Savings Bank ("Columbian") through a transaction accounted for as a pooling of interests. As a result of the pooling, the accompanying financial statements have been restated for all periods to include the statements of financial position, income and cash flows of Columbian.

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
GENERAL


     Cecil Bancorp, Inc. ("the Company") was incorporated under the laws of the State of Maryland in July 1994. On November 10,
1994, Cecil Federal Savings Bank ("Cecil Federal") converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company.
As a result of the conversion and reorganization, the Company issued and sold 481,361 shares of its common stock at a price of $10.00 per share to its depositors, borrowers, stock benefit plans and the public, thereby recognizing net proceeds of $4,315,057. The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is classified as a unitary savings institution holding company subject to regulation by the Office of Thrift
Supervision ("OTS") of the Department of the Treasury.

     On May 29, 1998, the Company entered into a merger agreement to acquire Columbian Bank, FSB., a $30.0 million savings bank located in Havre de Grace, Maryland.

     The merger agreement provides for the acquisition of Columbian Bank, A Federal Savings Bank ("Columbian") by the Company. Columbian will exist as a wholly-owned subsidiary of Cecil
Bancorp, and each outstanding share of Columbian's common stock will be automatically converted into the right to receive shares of Company Common Stock (and cash in lieu of fractional shares), based upon an exchange ratio of 1.7021. Together these transactions are referred herein as the "Merger". Consummation of the merger occurred on September 30, 1998.

     The Company is primarily engaged in the business of directing, planning and coordinating the business activities of Cecil
Federal and Columbian ("the Banks"). Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Banks' and their subsidiaries. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including additional financial institutions. Currently, the Company does not maintain offices separate from those of Cecil Federal and employs one person other than its officers who are not separately compensated for such service.

     The Banks' are principally engaged in the business of attracting savings deposits from the general public and investing those funds in loans for the purchase and construction of one-to-four family residential real estate, primarily located in Cecil and Harford County, Maryland, and in originating to a lessor extent, land loans, commercial real estate loans, equity loans, consumer loans and student loans. Also, during periods of reduced loan demand, the Bank invests excess funds in mortgage-backed securities and other investment securities, such as U.S. Treasury obligations and overnight funds in the Federal Home Loan Bank of Atlanta.

     The Banks' profitability is primarily dependent upon its net interest income, which is the difference between interest earned on its loan and investment portfolios and the cost of funds or interest paid on deposits. Net interest income is directly

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances.

     To a lesser extent, the Banks' profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of service fees and gains on sales of investments. Noninterest expenses include salaries and benefits, occupancy expenses, equipment and data processing expenses, deposits insurance expenses and other operating expenses.

     The most significant outside factors influencing the operations of Cecil Federal, Columbian and other banks include general economic conditions, competition in the local marketplace and related monetary and fiscal policies of agencies that regulate financial institutions. More specifically, lending activities are influenced by the demand for real estate financing and other types of loans, which in turn are affected by the interest rates at which such loans may be offered and other factors affecting loan demand and funds availability, while the costs of funds (deposits) are influenced by interest rates on competing deposits and general market rates of interest.

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

     Bank regulators and computer system experts are emphasizing systems and software products be implemented and tested for Year 2000 readiness. This task is a monumental undertaking for all parties involved from vendor service providers, computer systems

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

manufacturers, software providers, and finally the Bank.  Cecil
Federal and Columbian are preparing for the millennium.

     The Banks' have prepared an action plan to begin evaluating our systems and software products. The Bank's plan consists of the following:

Problem Awareness: The Banks' are aware of the problems that could potentially arise with the year 2000 problem. The Banks' have analyzed what systems and software need to be reviewed.

Assessment Phase: The Banks' have made contacts with all its third party vendors to assess exposure to problems. These include those that provide Account & Item Processing; System Hardware Setup and ATM Software; General Ledger Software; ATM Transaction Processing; the ATM Service Provider; ATM Software; Financial Reporting Software; Fed-Line Software; On-Line Bank Service Software; Loan Sales Software; Loan Documentation Software; HMDA/Geocoding Software; Payroll Processing; Computer Hardware; Spreadsheet Software; and Word Processing Software.

     Vendors have been proactive to the Year 2000 problem.  The
Banks' vendors have in place or will have in place procedures to minimize risk to the Year 2000 problem by December 31, 1998.

Renovation Phase: Initial steps have been completed to assure
compliance with the Year 2000 problem.   New front-end
processing system has been installed in the third quarter of 1998 at Cecil Federal, and is to be installed at Columbian prior to January 31, 1999. This system is already Year 2000 compliant. This system replaces the Banks' previous teller system which was not compliant.

Validation Phase: The Banks' will validate any decision making by thoroughly assessing the systems compatibility with the Year 2000 issues. Validations will be recorded and presented to the Board of Directors. The target date for the validation phase is December 31, 1998. Software and system testing will be done on an ongoing basis through the end of 1998.

Implementation Phase: The Banks' will monitor the implementation of the Year 2000 assessment and report results to the Board of Directors. The Banks' will continue to stress with its vendors the importance of this project. The Banks' will keep in continual contact with its vendors until a final solution and implementation has been completed. All plans are to be completed as outlined above. The implementation phase is to be completed by December 31, 1998.

Contingency Plan: The Banks' have prepared a contingency plan that allows for the manual processing of transactions and reporting. The plan designates the training and implementation of the manual operation in a worst case scenario.

     The Contingency Plan is being updated in conjunction with our Disaster Recovery Plan. We plan on updating both plans by October 1998.

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Customer Awareness: The Banks' has also undertaken an effort to reach all our business customers via mail to explain how the Year 2000 issue affects their business. All businesses need to be aware of the Year 2000 issue and make attempts to correct any possible problems.

     The employees were also made aware of the process and have been notified on who is responsible for Year 2000 compliance. A memo was sent to all employees to assist them with their Year 2000 efforts.


ASSET /LIABILITY MANAGEMENT
---------------------------

     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Cecil Federal and Columbian's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities and repricing dates of its interest-earning assets and interest-bearing liabilities. The Banks' have implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. Prior to June 1994, most fixed-rate mortgages offered by Cecil Federal were originated for sale in the secondary
market.   Since July 1, 1995, Cecil Federal has originated fixed
rate mortgages for sale in the secondary market. Columbian originates fixed rate mortgages that are held to maturity.

     Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which is principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed rate mortgage loans in its primary market areas.


FINANCIAL CONDITION
-------------------

Comparison of financial condition at September 30, 1998 and December 31, 1997.

     The Company's total assets at September 30, 1998 increased $4,247,438, or 4.5%, to $98,113,806 from $93,866,368 at December
31, 1997. The increase was primarily the result of an increase in loans receivable, cash, federal funds sold, and loans-held-for-sale. Total liabilities increased $3,924,538, or 4.7%, to $88,278,571 at September 30, 1998 from $84,354,033 at December
31, 1997. This increase was the result of an increase in savings deposits. Stockholder's equity increased $322,900 or 3.4%.

     Cash increased $544,686, or 37.9%, to $1,982,904 at September 30, 1998 from $1,438,218 at December 31, 1997. Interest-bearing cash increased $330,703, or 13.1%, to $2,849,933 at September
30, 1998 from $2,519,230 at December 31, 1997. The increases were primarily due to an increase in deposits and repayments of loans.

     Loans receivable increased $2,585,396, or 3.6%, to $74,601,445 at September 30, 1998 from $72,016,049 at December 31, 1997.
The increase in loans receivable was a

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

result of increased loan originations. The loans-held-for sale portfolio increased $1,543,322, or 113.2%, to $2,906,291 at September 30, 1998 from $1,362,969 at December 31, 1997. The increase was a result of increased fixed rate originations. Loans held-for-sale will continue to be sold to fund portfolio needs. No loans-held-for sale were sold during the quarter. Real estate owned decreased
$99,088, or 21.8%, to $356,480 at September 30, 1998 from
$455,568 at December 31, 1998. The company purchased one and sold two single-family properties that were the result of foreclosure.

     Total savings deposits increased $4,532,817, or 5.6%, to $85,128,710 at September 30, 1998 from $80,595,893 at December
31, 1997. Increases are attributable to increased marketing and cross selling plans. Escrows held for the payments of taxes and insurances decreased $314,341, or 37.3%, to $528,017 at September 30, 1998 from $842,358 at December 31, 1997. Advances from the Federal Home Loan Bank of Atlanta remained at the same level of $1,750,000 at September 30, 1998 from the same period at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1998   Net income for the three
month period ended September 30, 1998 decreased $253,144, or 102.9%, to $(6,352) as compared to net income for the same period in 1997 of $246,792. The annualized return on average assets and annualized return on average equity were (0.03%) and (0.26)% respectively, for the three-month period ended September 30, 1998. This compares to an annualized return on average assets and annualized return on average equity of 1.04% and 10.60% respectively, for the same period in 1997.

Net interest income, the Bank's primary source of income, increased 1.7%, or $14,929, for the three months ended September 30, 1998, over the same period in 1997. The weighted average yield on interest earning assets decreased from 8.26% for the three months ended September 30, 1997 to 8.23% for the three months ended September 30, 1998. The weighted average rate paid on interest bearing liabilities decreased from 4.76% for the three months ended September 30, 1997 to 4.72% for the three months ended September 30, 1998.

Interest on loans receivable increased by $56,387, or 3.6%, from $1,583,499 for the three months ended September 30, 1997 to $1,639,886 for the three months ended September 30, 1998. The increase is attributable to an increase in the average balance outstanding of $4,975,362. The weighted average yield decreased from 8.77% for the three months ended September 30, 1997 to 8.50% for the three months ended September 30, 1998.

Interest on mortgage backed securities decreased $20,928, or 28.3%, from $73,885 for the three months ended September 30, 1997 to $52,957 for the three months ended September 30, 1998. The decrease was the result of an decrease in the average outstanding balance.

Interest on investment securities increased $7,571, or 5.4%, from $139,572 for the three months ended September 30, 1997 to $147,143 for the three months ended September 30, 1998. The average outstanding balance increased $128,880 for the three months ended September 30, 1998 over the three months ended

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

September 30, 1997. The weighted average yield increased from 9.92% for the three months ended September 30, 1997 to 10.23% for the three months ended September 30, 1998.

Interest on other investments increased $10,829, or 18.0%, from $60,307 for the three months ended September 30, 1997 to $71,136 for the three months ended September 30, 1998. The average outstanding balance decreased 833,880, or 11.3%, while the weighted average yield increased from 3.26% for the three months ended September 30, 1997 to 4.33% for the three months ended September 30, 1998.

Interest on savings deposits increased $41,275, or 4.2%, from $977,144 for the three months ended September 30, 1997 to $1,018,419 for the three months ended September 30, 1998. The average balance outstanding increased $3,667,583 for the period noted above. The weighted average rate paid on deposits decreased from 4.78% for the three months ended September 30, 1997 to 4.77% for the three months ended September 30, 1998. Interest expense paid on borrowings decreased $2,345, or 9.4%, from $24,932 for the three months ended September 30, 1997 to $22,587 for the three months ended September 30, 1998.

Noninterest income decreased 25.4%, down $44,427, for the three months ended September 30, 1998, over the same period in 1997. Loan servicing fees increased 302.8%, up $23,517, for the three months ended September 30, 1998 over the same period in 1997. FHLB dividends increased $4,652, or 58.7%, from $7,912 for the three months ended September 30, 1997 to $12,571 for the three months ended September 30, 1998. There were no gains on the sale of loans within the quarter ended September 30, 1998. Checking account fees increased $14,975, or 48.9%. Increases in this area can be primarily attributable to increased service charges, as a result of steady growth of demand deposits, and the activity of three ATM machines, which are primarily used by non-customers. Commission income from the sale of investment instruments and insurance was $19,486 for the quarter ended September 30, 1998. Other fee income has decreased $43,560, or 66.9%, from $65,145 for the three months ended September 30, 1997 to $21,585 for the three months ended September 30, 1998.

Noninterest expense increased 40.4%, up $233,228, for the three months ended September 30, 1998, over the same period in 1997. Compensation and benefits decreased 10.0% for the three months ended September 30, 1998 over the same period in 1997. Equipment and data processing expenses increased 14.8% for the three months ended September 30, 1998 over the same period in 1997 as a result of the Company's year 2000 compliance plan. The SAIF deposit premium decreased 21.9% for the three months ended September 30, 1998 over the same period in 1997. Other expenses increased by 33.1% for the three months ended September 30, 1998 over the same period in 1997, as a result of increased legal expenses, accounting and audit expenses, meeting expenses, and charitable contributions. Merger expenses in the amount of $201,038 for the three months ended September 30, 1998, associated with the merger of Columbian Bank, FSB into Cecil Bancorp, Inc., accounted for the majority of the noninterest expense increase for the quarter.

Income tax expense for the three-month period ended September 30, 1998 and 1997 was $173,925 and $175,507, respectively, which equates to effective rates of 103.8% and 41.6% respectively.
The effective tax rate of 103.8% was high due to factoring in the non-tax deductible merger expenses of $201,038 for the three months ended September 30, 1998.

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1998 Net income for the nine-month period ended September 30, 1998 decreased $220,523, or 36.0%, to $392,379, compared to net income of $612,902 for the same period in 1997. The annualized return on average assets and annualized return on average equity were 0.54% and 5.36% respectively, for the nine-month period ended September 30, 1998. This compares to an annualized return on average assets and annualized return on average equity of 0.88% and 8.90% respectively, for the same period in 1997.

Net interest income, the Bank's primary source of income, increased 5.3%, up $131,637, for the nine months ended September 30, 1998, over the same period in 1997. The weighted average yield on interest earning assets increased from 8.21% for the nine months ended September 30, 1997 to 8.23% for the nine months ended September 30, 1998. The weighted average rate paid on interest bearing liabilities decreased from 4.75% for the nine months ended September 30, 1997 to 4.71% for the nine months ended September 30, 1998.

Interest on loans receivable increased by $254,071, or 5.5%, from $4,609,496 for the nine months ended September 30, 1997 to $4,863,567 for the nine months ended September 30, 1998. The average balance outstanding increased $4,536,061. The weighted average yield decreased from 8.63% for the nine months ended September 30, 1997 to 8.56% for the nine months ended September 30, 1998.

Interest on mortgage backed securities decreased $55,903, or 23.8%, from $234,743 for the nine months ended September 30, 1997 to $178,840 for the nine months ended September 30, 1998. The average outstanding balance decreased $1,580,578 for the nine months ended September 30, 1998 from the same period ended 1997, with the weighted average yield increased from 5.99% for the nine months ended September 30, 1997 to 6.54% for the nine months ended September 30, 1998.

Interest on investment securities increased $30,103, or 7.6%, from $395,144 for the nine months ended September 30, 1997 to $425,247 for the same period in 1998. The weighted average yield decreased from 10.28% for the nine months ended September 30, 1997 to 9.47% for the nine months ended September 30, 1998. The average outstanding balance increased $863,722 from $5,125,775 for the nine months ended September 30, 1997 to $5,989,497 for the nine months ended September 30, 1998.

Interest on other investments increased $21,265, or 10.4%, from $204,679 for the nine months ended September 30, 1997 to $225,944 for the nine months ended September 30, 1997. The average balance outstanding decreased slightly. The weighted average yield increased from 4.00% for the nine months ended September 30, 1997 to 4.44% to the nine months ended September 30, 1998.

Interest on savings deposits increased $155,469, or 5.5%, from $2,835,206 for the nine months ended September 30, 1997 to $2,990,675 for the nine months ended September 30, 1998. The average balance outstanding increased $4,484,467 for the period noted above. The weighted average rate paid on deposits decreased from 4.75% for the nine months ended September 30, 1997 to 4.74% for the nine months ended September 30, 1998.

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Interest expense paid on borrowings decreased $37,569, or 30.1%, from $124,684 for the nine months ended September 30, 1997 to $87,115 for the nine months ended September 30, 1998. Decreases are attributable to decreases in the average balance outstanding and the weighted average cost of funds.

Noninterest income increased $8,066, or 2.2%, to $371,721 for the nine months ended September 30, 1998 from $363,655 for the same period in 1997. Gain on sale of loans was down $7,794, or 18.9%, for the nine months ended September 30, 1998 over the same period in 1997, as a result of the decreased sales of fixed rate loans in the secondary market. Other fees decreased 44.3%, down $62,078, for the nine months ended September 30, 1998 over the same period in 1997. Decreases in other fee income were offset by increases in fees associated with checking accounts of $26,526 relating mainly to the fees associated with the Bank's three ATM machines and commission income of $58,999 generated from the sale of investment instruments and insurance.

Noninterest expense increased $359,784, or 20.4%, to $2,123,649 for the nine-month period ended September 30, 1998 from $1,763,865 for the nine months ended September 30, 1997. The SAIF deposit premium stable for the nine months ended September 30, 1998 compared with the same period in 1997. Equipment and data processing expenses increases $24,989, or 15.4%, for the nine months ended September 30, 1998 over the same period in 1997. The increase was due to equipment purchases to bring the Bank's equipment into year 2000 compliance. Other expenses increased 10.7%, up $53,710, for the nine-month period ended September 30, 1998, over the same period in 1997. The increase was attributable to an increase in legal fees, audit and accounting fees, meeting expenses, and charitable contributions.
  Merger expenses in the amount of $252,174 for the nine months ended September 30, 1998, associated with the merger of Columbian Bank, FSB into Cecil Bancorp, Inc. accounted for the majority of the noninterest expense increase for the year.

Income tax expense for the nine month period ended September 30, 1998 and 1997 was $404,001 and $404,559 which equates to effective rates of 50.7% and 39.8% respectively. The effective tax rate of 50.7% was high due to factoring in the non-tax deductible merger expenses of $252,174 for the nine months ended September 30, 1998.

               CECIL BANCORP, INC.  AND SUBSIDIARIES

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Nonperforming Assets and Problem Loans
--------------------------------------

Management of the Banks' review and identify all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at September 30, 1998:


                                                 1998           1997
                                               --------       --------
Nonperforming loans:

Residential mortgage                           $573,913     $1,308,380
Consumer and other                                6,871         80,039

Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                             $356,399     $  425,680
                                               --------     ----------
Total nonperforming assets                     $937,183     $1,814,099
                                               ========     ==========

Residential mortgages classified consisted of 13 loans with balances ranging from $1,000 to $172,000. Classified consumer loans consisted of 2 loan as of September 30, 1998.

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

The Banks'   The Office of Thrift Supervision ("OTS"), which is
the banks' principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at September 30, 1998:

CECIL FEDERAL SAVINGS BANK

                          Tangible           Core         Risk Based
--------------------------------------------------------------------
Available capital           $7,711          $7,711          $7,930
Required capital             1,033           2,756           3,461
                            ------          ------          ------
Excess                      $6,678          $4,955          $4,469
                            ======          ======          ======


Available capital            11.19%          11.19%          18.33%
Required capital              1.50%           4.00%           8.00%
                            ------          ------          ------
Excess                        9.69%           7.19%          10.33%
                            ======          ======          ======


COLUMBIAN BANK, F.S.B.
                          Tangible           Core         Risk Based
--------------------------------------------------------------------

Available capital           $2,064          $2,064          $2,167
Required capital               438           1,167           1,154
                            ------          ------          ------
Excess                      $1,626          $  897          $1,013
                            ======          ======          ======

Available capital             7.07%           7.07%          15.02%
Required capital              1.50%           4.00%           8.00%
                            ------          ------          ------
Excess                        5.57%           3.07%           7.02%
                            ======          ======          ======

               CECIL BANCORP, INC.  AND SUBSIDIARIES

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

                                Tangible         Core      Risk-Based
______________________________________________________________________
Well capitalized                   5+%            6+%         10+%
Adequately capitalized          4%-4.99%       4%-5.99%     8%-9.99%
Undercapitalized                3%-3.99%       3%-3.99%     6%-7.99%
Significantly undercapitalized  2%-2.99%       2%-2.99%     0%-5.99%
Critically undercapitalized     0%-1.99%          -            -
______________________________________________________________________

On September 30, 1998, the Banks' capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks' to pay lower deposit insurance premiums.

        CECIL BANCORP, INC. AND SUBSIDIARIES

PART II.  Other Information:

 Item 1.  Legal Proceedings -
          Not Applicable

 Item 2.  Changes in Securities -
          Not Applicable

 Item 3.  Defaults Upon Senior Securities -
          Not Applicable

 Item 4.  Submission of Matters to a Vote of Security Holders



 Item 5.  Other Information -
          Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K -
          Cecil Bancorp filed a Form 8-K on September 30, 1998 announcing the closure of its acquisition of Columbian Bank, A
Federal Savings Bank in a transaction which will be accounted for as a pooling of interests.

               CECIL BANCORP INC. AND SUBSIDIARIES


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CECIL BANCORP, INC.



Date: November 13, 1998        By: /s/  Mary Beyer Halsey
                                  ----------------------------
                                  Mary Beyer Halsey
                                  President
                                  Chief Executive Officer