Form 10KSB
period 1998-12-31
CECIL BANCORP INC
filed 1999-03-30
CIK 926865

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                   -----------------------------------------
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number: 0-24926

                              CECIL BANCORP, INC.
                             ---------------------
                (Name of Small Business Issuer in its Charter)

           Maryland                                    52-1883546
     -------------------                          -----------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

     127 North Street, Elkton, Maryland               21921-5547
 ------------------------------------------       ----------------
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

State issuer's revenues for its most recent fiscal year:  $8,122,100
                                                          ----------

As of March 5, 1999, the registrant had 607,731 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $12,811,976 based on the closing sale price of $25.25 per share of the Registrant's Common Stock on March 5, 1999. For purposes of this calculation, it is assumed that the 100,326 shares held by directors and officers of the Registrant, are shares held by affiliates.

Transitional small business disclosure format (check one): Yes      No  X
                                                             ____      ----

                      DOCUMENT INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report"). (Parts I and II).
     2. Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

     Cecil Bancorp, Inc. Cecil Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in July 1994. On November 10, 1994, Cecil Federal Savings Bank ("Cecil Federal") converted from mutual to stock form and reorganized into the holding company form of ownership as a wholly owned subsidiary of the Company. As a result of the conversion and reorganization, the Company issued and sold 481,361 shares of its common stock ("Common Stock") at a price of $10.00 per share to its depositors, borrowers, stock benefit plans and the public, thereby recognizing net proceeds of $4,315,057. The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is classified as a multiple savings institution holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

     On September 30, 1998, the Company completed its acquisition of Columbian Bank, A Federal Savings Bank ("Columbian") through the exchange of 1.7021 shares of Company common stock for each outstanding share of Columbian common stock in a transaction valued at approximately $2.8 million. The Company issued an additional 128,155 shares of Common Stock in the acquisition of Columbian, which is currently held as a subsidiary of the Company. The Company holds all of the stock of Cecil Federal and Columbian and operates them as two separate savings institutions.

     The Company is primarily engaged in the business of directing, planning and coordinating the business activities of Cecil Federal and Columbian (together, referred to herein as the "Banks"). Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Cecil Federal and its subsidiaries and Columbian. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of Cecil Federal or employ any persons other than its officers who are not separately compensated for such service. The Company's main office and telephone number are the same as Cecil Federal's (see below).

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

     Cecil Federal has two wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation. Cecil Service Corporation's primary business is acting as leasing agent for the North East Plaza Branch and Cecil Financial Services Corporation's primary business is the operation, through a partnership with UVEST Investment Services, of a full range of brokerage and investment services.

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

     Cecil Federal's main office is located at 127 North Street, Elkton, Maryland 21921 and its main telephone number is (410) 398-1650.

     Columbian Bank, a Federal Savings Bank. Columbian was originally chartered by the State of Maryland in 1893. Columbian became a member of the FHLB System and obtained federal deposit insurance in October 1985. In January 1989, Columbian converted to a federal stock institution and on September 26, 1990, Columbian changed its name to Columbian Bank, a Federal Savings Bank and became a federally chartered stock savings bank.

     Columbian's principal business consists of accepting deposits from the general public and investing those funds in mortgage loans and other investments permitted to federal savings banks. Columbian's principal market area is Harford County, Maryland.

     Columbian's executive offices are located at 303-307 St. John Street, Havre de Grace, Maryland 21078, and its main telephone number is (410) 939-2313.

Market Area

     Cecil Federal. Cecil Federal's home office is located in the town of Elkton, Maryland, which is in Cecil County. Cecil Federal operates one full service branch office in North East, Maryland, which is also in Cecil County. Cecil Federal considers Cecil County to be its primary market area as substantially all of its lending and deposit gathering functions are performed within Cecil County.

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

     Columbian. Columbian's home office is in Havre de Grace, Maryland, which is in Harford County. Harford County, in northeastern Maryland, is 23 miles from Baltimore and 20 miles from Wilmington, Delaware. Bel Air, Maryland, the county seat, is 80 miles from Philadelphia. Harford County is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County=s major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private employers in Harford County are Upper Chesapeake Health Systems, Inc., Bata Shoe Co., Clorox Co., Constar/Crown, Cork and Seal, Cy-tec Industries, Frito-Lay, Inc., GAP Stores and General Electric. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.

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

     The principal lending activity of Columbian is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market area. Columbian also originates or participates in loans for the construction or renovation of commercial property and residential housing developments and occasionally originates permanent financing upon completion. In addition, Columbian originates consumer loans secured by deposits, second mortgages on residential property, or automobiles, as well as unsecured personal loans and occasionally originates loans secured by commercial and nonresidential real estate.

Analysis of Loan and Mortgage-Backed Securities Portfolio

     Set forth below is selected data relating to the composition of the Banks= loan and mortgage-backed securities portfolio by type of loan and type of security at the dates indicated. At December 31, 1998, the Banks had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                  At December 31,
                                                                      ------------------------------------------
                                                                                1998                 1997
                                                                      ----------------------  ------------------
                                                                        Amount          %       Amount      %
                                                                      ------------  --------  --------  --------
                                                                                  (Dollars in thousands)
Type of Loan -- Cecil Federal
-----------------------------
Real estate loans:
 Construction loans (1)..........................................          $ 4,842      8.65%  $ 3,134      5.89%
 One- to four-family residential (2)(3)..........................           45,377     81.02    42,840     80.51
 Multi-family residential........................................              869      1.55     1,066      2.00
 Land............................................................              357      0.64     1,390      2.61
 Commercial......................................................            2,459      4.39     2,470      4.64
Commercial business loans........................................            2,052      3.66     1,621      3.05

Consumer loans:
 Automobile loans................................................            1,481      2.64       819      1.54
 Education loans.................................................               60      0.11        75       .14
 Savings account loans...........................................              801      1.43       542      1.02
 Home improvement loans..........................................               15      0.03         9       .02
 Personal loans..................................................            2,688      4.80     1,775      3.33
                                                                           -------   -------   -------   -------
     Subtotal loans..............................................           61,001    108.92    55,741    104.75
Less:
 Loans held for sale.............................................            2,515     (4.49)    1,363     (2.56)
 Loans in process................................................            2,134     (3.81)      893     (1.68)
 Discounts and other.............................................              123     (0.22)      100      (.19)
 Loan loss reserve...............................................              222     (0.40)      174      (.32)
                                                                           -------   -------   -------   -------
    Total loans..................................................           56,007    100.00%   53,211    100.00%
                                                                           =======   =======   =======   =======

Mortgage-backed securities.......................................          $ 1,076             $ 1,817
                                                                           =======             =======
    Total loans and mortgage-backed  securities - Cecil Federal..          $57,083             $55,028
                                                                           =======             =======

                                                                                   At December 31,
                                                                        ----------------------------------------
                                                                                1998                 1997
                                                                        -------------------     ----------------
                                                                        Amount          %       Amount      %
                                                                        -------       -----     ------   -------
                                                                                  (Dollars in thousands)
Type of Loan -- Columbian
-------------------------
Real estate loans:
  Single-family residential......................................          $15,059     81.23%  $14,137     75.18%
  Construction...................................................              691      3.73     1,655      8.80
  Home equity and second mortgages...............................            1,311      7.07     1,583      8.42
  Commercial.....................................................            1,946     10.50     2,067     10.99
Consumer loans:
  Installment....................................................               11      0.06        19      0.10
  Savings account................................................              109      0.59       169      0.90
                                                                           -------             -------
                                                                            19,127              19,630
Less:
  Allowance for loan losses......................................              180     (0.97)     (180)    (0.96)
  Loans in process...............................................              269     (1.45)     (501)    (2.66)
  Deferred loan origination fees.................................              140     (0.75)     (144)    (0.77)
                                                                           -------   -------   -------   -------
     Total.......................................................          $18,538    100.00%  $18,805    100.00%
                                                                           =======   =======   =======   =======

   Mortgage-backed securities....................................            1,834               2,348
      Total loans and mortgage-backed securities --
       Columbian.................................................          $20,372             $21,153
                                                                           =======             =======
-------------------------
(1)  All construction loans were for residential properties.
(2)  Includes home equity loans.
(3)  Includes loans held for sale.

One- to Four-Family Residential Real Estate Lending

     Cecil Federal. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. As of December 31, 1998, loans on one- to four-family residential properties accounted for approximately 81.84% of Cecil Federal's loan portfolio. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans) and loans originated under the Maryland Community Development Administration ("CDA") loan program.

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

     Cecil Federal uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. Cecil Federal's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under Rural Development and CDA programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in Cecil Federal's loan portfolio have loan-to-value ratios of 80% or less.

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

     Cecil Federal also originates conventional fixed-rate mortgages with terms of 15, 20 or 30 years. Cecil Federal has originated all fixed-rate mortgage loans in recent years for sale in the secondary mortgage market, and a substantial majority of all fixed-rate loans originated since 1990 have been sold, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), with servicing retained by Cecil Federal. Management assesses its fixed rate loan originations on an ongoing basis to determine whether Cecil Federal's portfolio position warrants the loans being sold or held in Cecil Federal's portfolio.

     During the year ended December 31, 1998, Cecil Federal originated $7.7 million in adjustable-rate mortgage loans and $5.3 million in fixed-rate mortgage loans (of which $2.8 million of fixed-rate mortgage loans were sold in the secondary mortgage market). Approximately 13% of all loan originations during 1998 were refinancings of loans already in Cecil Federal's loan portfolio. At December 31, 1998, Cecil Federal's loan portfolio included $32.8 million in adjustable rate one- to four-family residential mortgages or 53.77% of Cecil Federal's loan portfolio, and $6.1 million in fixed rate one- to four-family residential loans or 10.00% of Cecil Federal's portfolio.

     Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed an 90% loan to value ratio. Loans have terms of 5, 10 and

15 years and have fixed rates. As of December 31, 1998, Cecil Federal had $4.8 million outstanding in second mortgage loans.

     During the first quarter of 1995, Cecil Federal began offering home equity
lines of credit.   These loans are secured by a junior lien on residential real estate. Customers are approved for a line of credit which provides for an interest rate which varies monthly and customers pay 2% of the balance per month. At December 31, 1998, Cecil Federal had $680,000 in outstanding home equity loans.

     Columbian. Columbian's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Columbian's market area. Columbian also originates a limited number of second mortgages and home equity loans secured by one- to four-family residences. The average mortgage loan amount has been between $100,000 and $150,000. At December 31, 1998, $15.1 million, or 81.23%, of Columbian's total loans were secured by first liens or one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in Columbian's market area. At December 31, 1998, $3.1 million, or 20.53%, of Columbian's one- to four-family residential loans were adjustable rate mortgages ("ARMs"), and $12.0 million, or 79.47%, carried fixed rates.

     Columbian's one- to four-family residential mortgage loans generally are for terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Columbian also originates mortgages with a balloon feature which allows Columbian to elect to renegotiate the loan after fifteen years at then-prevailing interest rates. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses which permit Columbian to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

     Columbian's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the appraised value, with private mortgage insurance required on loans with loan-to-value ratios in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is also limited to 80%.

     Columbian's fixed-rate, one- to four-family residential mortgage loans are underwritten in accordance with applicable guidelines and requirements for sale to the Federal Home Loan Mortgage Corporation ("FHLMC") in the secondary market.

     Columbian offers one- and three-year ARMs, one- to four-family residential mortgage loans. These loans are indexed to the 52-week rate on the one-year and three-year U.S. Treasury securities, respectively, plus a margin of 200 basis points. The rates at which interest accrues on these loans are adjustable every one or three years, generally with limitations on adjustments of two percentage points per adjustment period and six percentage points over the life of the mortgage.

     The retention of ARMs in Columbian's portfolio helps reduce Columbian's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to increases in interest costs to borrowers. Further, ARMs which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. In order to qualify borrowers at a rate equal to two percentage points above any discounted introductory rate. In addition, although ARMs allow Columbian to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed-rates. Accordingly, there can be no assurance that yields on Columbian's ARMs will fully adjust to compensate for increases in Columbian's cost of funds. Finally, ARMs increase Columbian's exposure to decreases in prevailing market interest rates, although decreases in Columbian's cost of funds would tend to offset this effect.

     Columbian also offers home equity lines of credit and second mortgage loans. Home equity lines of credit carry a variable rate, indexed to the Prime Rate as published in the Wall Street Journal plus 2.0%, adjusted monthly or may be originated on a fixed rate basis. Second mortgage loans are offered on a fixed rate basis and require payments of principal and interest monthly. The maximum term for a home equity line of credit or second mortgage loan is 15 years. Columbian will lend up to 80% of the appraised value of the underlying property less the amount outstanding on the first mortgage. At December 31, 1998, home equity and second mortgage loans totaled $1.3 million and comprised 7.07% of Columbian's gross loans outstanding.

Construction Lending

     Cecil Federal. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend to builders, and has, on occasion, loaned funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 75%. Substantially all construction loans originated convert to a permanent loan. Cecil Federal has financed the construction of non-residential properties on a case by case basis. At December 31, 1998, the loan portfolio included $4.8 million in loans secured by properties under construction.

     A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Cecil Federal originated $2.9 million in construction loans during the year ended December 31, 1998. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

     Columbian. Columbian also offers construction loans to qualified developers for construction of one- to four-family residences in Columbian's market area and has purchased participation interests in construction loans from other institutions. Typically, Columbian has emphasized lending to individuals to refurnish or rehabilitate multi-family dwellings or church buildings and construction of planned residential developments. Columbian lends on a limited basis to private developers for speculative single-family housing construction. These loans generally have adjustable interest rates and are underwritten in accordance with the same standards as Columbian's mortgages on existing properties, except the loans generally provide for disbursement in stages during a construction period from six to 12 months, during which period the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Construction loans generally have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements which would apply to Columbian's permanent mortgage loan financing for the subject property. While Columbian's construction loans generally require repayment in full upon the completion of construction, Columbian occasionally makes construction loans that convert to permanent loans following construction.

     At December 31, 1998, Columbian had $700,000 in construction loans outstanding, comprising 3.73% of Columbian=s gross loan portfolio. Columbian=s largest construction loan at December 31, 1998 was a $425,000 commitment to fund construction of a single family residence, of which $362,000 was outstanding at December 31, 1998.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, Columbian may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, Columbian may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions.

Columbian has sought to minimize this risk by limiting construction lending to qualified borrowers in Columbian's market area, limiting the aggregate amount of outstanding construction loans and imposing a stricter loan-to-value ratio requirement than required for one- to four-family mortgage loans.

Land Loans

     Cecil Federal also, from time to time, originates loans secured by raw land. Land loans originated to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans originated to developers have terms of up to three years. All land loans have a loan-to-value ratio not exceeding 75%. Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers, experienced in the development and sale of raw land. At December 31, 1998 Cecil Federal had $400,000 in land loans outstanding, or .64% of Cecil Federal's loan portfolio.

     Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. Cecil Federal also limits construction lending and loans on raw land to the Cecil County market area, with which management is familiar. All construction loans and loans on raw land in Cecil Federal's loan portfolio were performing according to their terms at December 31, 1998.

Multi-Family and Commercial Real Estate Lending

     Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Banks seek to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans and, restricting such loans to its primary market area.

     Cecil Federal. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings and retail establishments which are located in Cecil Federal's primary market area. Multi-family and commercial real estate loans generally have terms of 20 years, and provide for interest rate adjustments
every one, three or five years.   Multi-family and commercial mortgages are
generally made in amounts not exceeding 75% of the lesser of the appraised value or purchase price of the property. All of Cecil Federal's multi-family and commercial property loans require regular payments of principal and interest.
At December 31, 1998, loans secured by multi-family (i.e., more than four units) totaled $869,000, or 1.55%, of Cecil Federal's total loan portfolio and loans secured by commercial properties constituted approximately $2.4 million, or 4.39%, of Cecil Federal's total loan portfolio.

     Columbian. Columbian's multi-family residential loans are primarily secured by small apartment projects within Columbian's market area. The maximum loan amounts for such loans are $500,000 and may not exceed 80% of the lesser of cost or appraised value or purchase price whichever is less. Such loans generally amortize on the basis of a 30 year period and generally require a balloon payment after three years. Columbian also makes a limited number of commercial real estate loans for terms of up to 15 years with payments of principal and interest sufficient to fully repay the loan by maturity and may also underwrite certain commercial real estate loans for a shorter term with a balloon feature. The interest rates on commercial real estate loans are negotiated on a loan-by-loan basis. At December 31, 1998, Columbian's largest commercial real estate loan was a first and second mortgage on a 25,000 square foot office building. At December 31, 1998, multi-family and commercial loans totaled $1.9 million and comprised 10.50% of Columbian's gross loan portfolio.

Commercial Business Loans

     Cecil Federal offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a six month term, while lines of credit can remain open for longer periods. All owners, partners and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved and the strength of the borrower's firm and position. At December 31, 1998 Cecil Federal had $2.1 million outstanding in commercial business loans.

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

Consumer Lending

     Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Banks, and a borrower may be able to assert against the Banks claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, Columbian considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     Cecil Federal. Consumer loans comprise the second largest category of loans outstanding for Cecil Federal. Cecil Federal's consumer loans consist of automobile loans, savings account loans, education loans and home improvement loans and other consumer loans. At December 31, 1998, the consumer loan portfolio totaled $5.0 million, or 9.01%, of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio.

     Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. At December 31, 1998, the total amount of automobile loans was $1.5 million.

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

     Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. At December 31, 1998, the total amount of other consumer loans (which consist of personal loans) was $2.7 million.

     Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets (see discussion below). Despite these risks, Cecil Federal's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that Cecil Federal's delinquency rate on consumer loans will continue to remain low in the future.

     Columbian. Columbian's consumer loans primarily consist of loans secured by deposit accounts at Columbian, automobile loans and personal loans. At December 31, 1998, Columbian had approximately $130,000 in consumer loans, or
 .65%, of Columbian's gross loan portfolio.

     Columbian makes loans secured by deposit accounts for up to 90% of the amount of the deposit. The interest rate on these loans generally is two percentage points above the rate paid on the deposit account, and interest is billed on a monthly basis. These loans are payable on demand, and the deposit account must be pledged as collateral to secure the loan. Columbian offers both
new and used automobile loans.   Columbian's automobile loans are generally
underwritten in amounts not to exceed the loan value of the automobile, as published by the National Automobile Dealers Association for used vehicles or
the Black Invoicing Book for new automobiles.   A minimum down payment of 20% is
required. The terms of such loans vary based on the age of the car and the amount financed up to a maximum of 60 months.

Mortgage-Backed Securities

     The Banks maintain a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation
certificates and securities issued by other nonagency organizations.   GNMA
certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each
guaranteed by their respective agencies.   Mortgage-backed securities generally
entitle the Banks to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loan which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Banks. Because the Banks receive regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Banks meet certain definitional tests for favorable treatment under federal banking laws. See ARegulation - Qualified Thrift Lenders Test@ and ARegulation - Taxation@

     Mortgage-backed securities, however, expose the Banks to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Banks to the risk that they will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Banks= interest rate spread could be adversely
affected.   Conversely, in a rising interest rate environment, the Banks may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Banks to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Banks seek to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven years or shorter maturity) mortgage-backed securities.

     The Banks have historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. As of December 31, 1998 the total investment in mortgage-backed securities for Cecil Federal and Columbian were $1.1 million and $1.8 million, respectively.

     The OTS has adopted a statement of policy with respect to investments in mortgage derivative products which are defined to include collateralized mortgage obligations ("CMOs"), REMICs, CMO and REMIC residuals and stripped mortgage-backed securities ("SMBSs"). The policy distinguishes between high-risk and nonhigh-risk mortgage securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities.
Under the policy, savings associations may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 must be carried in the institution's trading account or as assets held for sale. At December 31, 1998 neither of the Banks had mortgage derivative products which met the definition of high risk mortgage securities.

Loan Maturity Schedule

     The following tables set forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts ar reported as due in one year or less.

     The following table sets forth the estimated maturity of Cecil Federal's loan portfolio at December 31, 1998 based on their contractual terms to maturity. The table does not include any estimate of prepayments or scheduled principal repayments which significantly shorten the average life of all mortgage loans and may cause Cecil Federal's repayment experience to differ from that shown below. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less. The following information is not net of loans in process, deferred loan fees and allowance for loan losses, and does include loans held for sale.





                                   Due during the years ending     Due After      Due after      Due after
                                             December 31,          3 through      5 through      10 through  Due after
                                ---------------------------------  5 years after  10 years after 15 years    15 years after
                                   1999        2000         2001   12/31/98       12/31/98       12/31/98    12/31/98       Total
                                   ----        ----         ----   ----------     ---------      ---------   ---------      -----
Real estate - mortgage:
 Single-family residential....     $  148     $  49     $     794   $     542    $   3,004      $   5,038    $35,121       $44,696
 Construction.................      2,592       316           347          --           --             --      1,587         4,842
 Home equity and second
  mortgages...................        680        39           153         456        1,533          2,496         56         5,413
 Commercial...................        746         2            25          62          169             --         --         1,004
 Consumer.....................      1,751       423           867       1,674          232             99         --         5,046
                                   ------     -----     ---------   ---------    ---------      ---------    -------       -------
   Total......................     $5,917     $ 829     $   2,186   $   2,734    $   4,938      $   7,633    $36,764       $61,001
                                   ======     =====     =========   =========    =========      =========    =======       =======

     The following table sets forth the estimated maturity of Columbian's loan portfolio at December 31, 1998 based on their contractual terms to maturity. The table does not include any estimate of prepayments or scheduled principal repayments which significantly shorten the average life of all mortgage loans and may cause Columbian's repayment experience to differ from that shown below. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less. The following information is not net of loans in process, deferred loan fees and allowance for loan losses.

                                                               Due After    Due after     Due after
                                     Due during the years      3 through    5 through     10 through  Due after
                                       ending December 31,     5 years      10 years      15 years    15 years
                                    ------------------------   after        after         after       after
                                    1999     2000      2001    12/31/98     12/31/98      12/31/98    12/31/98   Total
                                    -----   ------    ------   ---------    ---------     ---------   ---------  -----
                                                             (In thousands)
Real estate - mortgage:
 Single-family residential.......   $  49    $  65    $  456     $   641    $   2,846      $  2,894     $8,108   $15,059
 Construction....................     166       --        --         235           --            --        290       691
 Home equity and second
  mortgages......................      --       37        49         389          463           298         75     1,311
 Commercial......................     460       12       153         156          105           948        112     1,946
 Consumer........................      21       18        27          54           --            --         --       120
                                    -----    -----   -------    --------    ---------     ---------     ------   -------
   Total.........................   $ 696    $ 132   $   685     $ 1,475    $   3,414      $  4,140     $8,585   $19,127
                                    =====    =====   =======    ========    =========     =========     ======   =======


     The next table sets forth at December 31, 1998, the dollar amount of all loans due after December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                        Predetermined                   Floating or
                                            Rates                    Adjustable Rates
                                        -----------------            ----------------
                                                        (In thousands)
Cecil Federal
-------------
Real estate mortgage...................         $18,224                 $30,838
Real estate construction...............           4,032                     810
Consumer and commercial business.......           5,444                   1,653
                                                -------                 -------
  Total................................         $27,700                 $33,301
                                                =======                 =======

Columbian
---------
Real estate - mortgage:
 Single family residential.............         $11,971                 $ 3,087
 Construction..........................             512                     179
 Home equity and second mortgages......             706                     605
 Commercial............................           1,940                      --
Consumer...............................             120                      --
                                                -------                 -------
   Total...............................         $15,255                 $ 3,871
                                                =======                 =======

   Total...............................         $42,955                 $37,172
                                                =======                 =======

Loan Solicitation and Processing

     The Banks' lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by the Banks' boards of directors. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by the Banks' boards of directors.

     The aggregate amount of loans which a federal institution may make on the security of liens on non-residential real property may not exceed 400% of the institution=s capital as determined under the capital standards mandated by FIRREA. In addition, FIRREA authorizes the Director of OTS to permit federal savings institutions to exceed the 400% of capital limit in certain circumstances. This restriction has not had a material impact on the Banks operations.

     With certain limited exceptions, the maximum amount the Banks may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Home Owners' Loan Act ("HOLA") additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings institution is in compliance with the fully phased in capital requirements, (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under
this authority does not exceed 150% of unimpaired capital and surplus.   HOLA
also authorizes loans to any one borrower to finance sales of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital
and surplus.   Loans-to-one borrower limits do not apply to purchase money notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings association is not placed in a more detrimental position as the result of such sale. Under these limits, at December 31, 1998, Cecil Federal's loans-to-one borrower cannot exceed $1.2 million and Columbian's loans-to-one borrower cannot exceed $500,000.

     Cecil Federal. The Board of Directors of Cecil Federal has established written lending policies for Cecil Federal and has delegated to its Loan Committee the authority to approve all loans up to $200,000. Secured loans of up to $50,000 and unsecured loans of up to $25,000 may be approved by Chief Executive Officer Mary Halsey or Chief Operating Officer Brian Hale. Secured loans of up to $25,000 and unsecured loans of up to $15,000 may be approved by Vice President Sandra Feltman. Assistant Treasurer Barbara Howard may approve secured loans of up to $25,000 and unsecured loans up to $5,000. Consumer Loan officer Carole Allen may approve secured loans of up to $15,000 and unsecured loans of up to $5,000. Branch managers may approve secured loans up to $10,000 and unsecured loans of up to $2,500. The Loan Committee consists of Chief Executive Officer Halsey, Senior Vice President Hale, Chief Lending Officer Feltman, two or three directors and the chairman of the Appraisal Committee.
All loans over $200,000 must be approved by the full board of Directors. Interest rates on approved loans are subject to change if the loan is not funded within 60 days of approval, unless a written commitment has been made for a longer period of time. It has been management's experience that substantially all approved loans are funded.

     Columbian. The Board of Directors of Columbian has established written lending policies for Columbian. Columbian's President and Chief Lending Officer have authority to approve all consumer loans below $25,000, and the executive committee of the Board of Directors must approve loans at or above $25,000. All mortgage loans must be approved by the full Board of Directors. Interest rates on approved loans are subject to change if the loan is not funded within 60 days of approval, unless a written commitment has been made for a longer period of time. It has been management's experience that substantially all approved loans are funded.

Loan Originations and Sales

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

     Set forth below is a table showing Cecil Federal's and Columbian's loan and origination, purchase and sale activity for the periods indicated.

                                             Year Ended December 31,
                                             -----------------------
                                                 1998     1997
                                                ------    ------
                                                (In thousands)
Cecil Federal
-------------
Loans originated:
 Real estate loans:
  Construction loans.......................    $ 2,874  $   708
  One- to four-family......................     15,600   13,511
  Multi-family.............................        144      350
  Non-residential and other................      2,083    2,486
 Consumer loans............................      4,142    2,435
 Commercial loans..........................      1,746    1,330
                                               -------  -------
  Total loans originated...................    $26,589  $20,820
                                               =======  =======

Loans sold:
 Whole loans...............................   $ 2,814  $ 3,040
                                               -------  -------
  Total loans sold.........................   $ 2,814  $ 3,040
                                               =======  =======

Columbian
---------
Loans originated:
 Real estate loans:
  Construction loans.......................   $   615  $   661
  One- to four-family......................     2,775    2,170
  Multi-family.............................        --       --
  Non-residential and other................        30       --
 Consumer loans............................        --       --
 Commercial loans..........................       375      348
                                               -------  ------
  Total loans originated...................   $ 3,795  $ 3,179
                                               =======  ======

Loans sold:
 Whole loans...............................   $    --  $    --
                                              -------  -------
  Total loans sold.........................   $    --  $    --
                                              =======  =======

Interest Rates and Loan Fees

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

     In addition to interest earned on loans, the Banks receive fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Banks. The Banks also receive servicing fees of .25% to .375% of the loan amount of the loans that it services. At December 31, 1998, Cecil Federal was servicing $18.3 million in loans for other financial institutions. For the years ended December 31, 1998, 1997 and 1996 Cecil Federal recognized servicing income of $41,000, $42,000 and $38,000, respectively, and total fee income of $225,846, $184,000 and $188,000, respectively.

     Interest rates charged by Columbian on mortgage loans are primarily determined by competitive loan rates offered in its market area and minimum
yield requirements for loans purchased by the FHLMC.   Mortgage loan rates
reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

     Columbian charges fees in connection with loan commitments and originations, rate lock-ins, loan modifications, late payments and changes of property ownership and for miscellaneous services related to its loans. Loan origination fees are calculated as a percentage of the loan principal. Columbian typically receives fees of between zero and three points (one point being equivalent to 1% of the principal amount of the loan) in connection with the origination of fixed-rate and adjustable-rate residential mortgage loans. The loan origination fee, net of certain direct loan origination expenses, is deferred and accreted into income over the contractual life of the loan using the interest method. If a loan is prepaid, refinanced or sold, all remaining deferred fees with respect to such loan are taken into income at such time.

Non-Performing Loans and Other Problem Assets

     The Banks' managements review their respective portfolios on a regular basis. The Banks' collection procedures provide that when a loan becomes 10 days past due a written notification of the late payment is sent. When the loan is past due 30 days, the borrower is contacted by telephone, and payment is requested. After 45 days past due, a property inspection and customer visit takes place. If payment is not received by the time the loan is 90 days past due, the loan is placed on non-accrual status, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. After a loan becomes past due 60 days, the Banks also provide a final notice that it will initiate legal proceedings in 30 days, after which foreclosure procedures commence. Loans are charged-off when management concludes that they are uncollectible.

     Real estate acquired by the Banks as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of its unpaid principal balance or fair value. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for losses.

     The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. At the dates shown, Cecil Federal and Columbian, had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                             At December 31,
                                                             ----------------
                                                             1998       1997
                                                            ------     ------
                                                             (In thousands)
Cecil Federal
-------------
Loans accounted for on a non-accrual basis: (1)
 Residential real estate...........................            $ 359   $ 580
 Consumer..........................................               --      --
                                                               -----   -----
   Total...........................................            $ 359   $ 580
                                                               =====   =====

Accruing loans which are contractually past
 due 90 days or more:
 Residential real estate...........................            $ 101   $ 100
 Consumer..........................................               15      23
                                                               -----   -----
   Total...........................................            $ 116   $ 123
                                                               =====   =====
   Total of nonaccrual and 90 days past due loans..            $ 475   $ 703
                                                               =====   =====

Percentage of total loans..........................              .85%   1.32%
                                                               =====   =====
Other non-performing assets........................            $  61   $ 171
                                                               =====   =====

Columbian
---------
Loans accounted for on a nonaccrual basis: (1)
  Real estate - mortgage:
    Single-family residential......................            $  --   $  49
    Construction...................................               --      90
    Home equity and second mortgages...............               --      --
    Commercial.....................................               --      --
  Consumer.........................................               --       6
                                                               -----   -----
    Total..........................................            $  --   $ 145
                                                               =====   =====

Accruing loans which are contractually
  past due 90 days or more:
  Real estate - mortgage:
    Single-family residential......................            $  88   $  --
    Construction...................................               --      --
    Home equity and second mortgages...............               --      --
    Commercial.....................................               --      --
  Consumer.........................................               --      --
                                                               -----   -----
    Total..........................................            $  88   $  --
                                                               =====   =====
    Total nonperforming loans......................            $  88   $ 145
                                                               =====   =====

Percentage of total loans..........................              .47%    .74%
                                                               =====   =====
Other nonperforming assets (2).....................            $ 263   $ 284
                                                               =====   =====
Loans modified in troubled debt restructurings.....            $  --   $  --
                                                               =====   =====
-------------------------

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by Columbian through foreclosure or repossession or accounted for as a foreclosure in-substance. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

     Except as discussed below, at December 31, 1998, Cecil Federal did not have any loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or restructured.

     At December 31, 1998, Cecil Federal's nonaccruing loans and accruing loans more than 90 days past due totaled $563,000, which consisted of 15 single-family residential properties and four consumer loans. During the year ended December 31, 1998, gross interest income of $18,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the respective period. Four of the existing delinquent single-family residential properties, totaling $146,000, are currently in bankruptcy.

     During the year ended December 31, 1998, gross interest income for Columbian of $17,275 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods.

     At December 31, 1998, Columbian did not have any loans not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     Columbian's other nonperforming assets of $188,000 consisted of three properties acquired through foreclosure. Such properties consisted of two small multi-family dwellings, which were carried at $135,000 at December 31, 1998 and Columbian's participation in a townhouse project, which was carried at $53,000 at December 31, 1998.

Asset Classification and Allowance for Loan Losses

     General. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general and specific allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish a specified allowance in the amount of the portion of the asset classified loss, or charge off such amount. An asset which does not currently warrant classification, but which possesses weaknesses or deficiencies deserving close attention, is required to be designated as "special mention." Currently, general loss allowances established to cover losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation of the Banks -- Regulatory Capital Requirements."

     In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 1998, Cecil Federal's and Columbian's allowance for loan losses amounted to $222,000 and $180,000, respectively.

     Future reserves may be necessary if economic conditions or other circumstances differ substantially form the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Banks' loan portfolios in the future, will not ask the Banks to increase their allowance for loan losses for the periods indicated.

     The following table sets forth an analysis of Cecil Federal's and Columbian's allowance for loan losses for the periods indicated.


                                                           Year Ended December 31,
                                                           ----------------------
                                                               1998     1997
                                                               ----     ----
                                                               (In thousands)
Cecil Federal
-------------
Balance at beginning of period.............                    $ 174   $ 118
                                                               -----   -----
Loans charged-off:
 Residential real estate mortgage loans....                       --       7
 Consumer..................................                       77      49
                                                               -----   -----
Total charge-offs..........................                       77      56
                                                               -----   -----

Recoveries:
 Residential real estate mortgage loans....                       --      --
 Consumer..................................                       35      25
                                                               -----   -----

Total recoveries...........................                       35      25
                                                               -----   -----

Net loans charged-off......................                       41      31
                                                               -----   -----

Provision for loan losses..................                       90      87
                                                               -----   -----
Balance at end of period...................                    $ 222   $ 174
                                                               =====   =====

Ratio of net charge-offs to average loans
 outstanding during the period.............                      .07%    .06%
                                                               =====   =====

Columbian
---------
Balance at beginning of period.............                    $ 180   $ 180

Total charge offs..........................                       --      --
                                                               -----   -----

Total recoveries...........................                       --      --
                                                               -----   -----

Net loans charged off......................                       --      --
                                                               -----   -----

Provision for loan losses..................                       --      --
                                                               -----   -----
Balance at end of period...................                    $ 180   $ 180
                                                               =====   =====

Ratio of net charge-offs to average
  loans outstanding during the period......                       --%     --%
                                                               =====   =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           At December 31,
                                        -----------------------------------------------------
                                                   1998                          1997
                                        -----------------------------  ----------------------
                                                         Percent of              Percent of
                                                       Loans in Each            Loans in Each
                                                        Category to              Category to
                                           Amount       Gross Loans     Amount   Gross Loans
                                        -------------  --------------  --------  ------------
                                                      (Dollars in thousands)

Cecil Federal
-------------
Real estate loans:
 Construction loans.................        $ 9,100        8.65%       $  7,100       5.89%
 One- to four-family residential....         80,300       81.02          63,000      80.51
 Multi-family residential...........          5,100        1.55           4,000       2.00
 Land...............................         13,000        0.64          10,200       2.61
 Commercial.........................         23,500        4.39          18,400       4.64

Commercial loans....................         30,900        3.66          24,200       3.05

Automobiles.........................          5,000        2.64              --       1.54
Education loans.....................             --        0.11              --       0.14
Savings account loans...............             --        1.43              --       1.02
Home improvement loans..............             --        0.03              --       0.02
Personal loans......................         55,100        4.80          47,100       3.33
                                            -------                    --------
                                            222,000                     174,000

Less:
 Loans held for sale................             --       (4.49)             --      (2.56)
 Loans in process...................             --       (3.81)             --      (1.68)
 Discounts and other................             --       (0.22)             --      (0.19)
 Loan loss reserve..................             --       (0.40)             --      (0.32)
                                            -------     -------        --------     ------
Total allowance for loan losses.....        $   222      100.00%       $174,000     100.00%
                                            =======     =======        ========     ======

Columbian
------------------------------------
Real estate - mortgage:
  Single-family residential.........        $    37       81.23%       $     37      75.18%
  Construction......................            105        3.73             105       8.80
  Home equity and second mortgages..              8        7.07               8       8.42
  Commercial........................             25        10.5              25      10.99
Consumer............................              5        0.65               5       1.00
                                            -------                    --------
   Total allowance for loan losses..        $   180                    $    180
                                            =======                    ========

Less:
 Loans held for sale................             --          --              --         --
 Loans in process...................             --       (1.45)             --      (2.66)
 Deferred loan origination fees.....             --       (0.76)             --      (0.77)
 Loan loss reserve..................             --       (0.97)             --      (0.96)
                                            -------     -------        --------     ------
Total allowance for loan losses.....        $   180      100.00%       $174,000     100.00%
                                            =======     =======        ========     ======

Investment Activities

     Cecil Federal. Cecil Federal is required under federal regulations to maintain a minimum amount of liquid assets, which can be invested in specified short-term securities, and is also permitted to make certain other investments. See "Regulation." It has generally been Cecil Federal's policy to maintain a liquidity portfolio substantially in excess of the amount required to satisfy regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, Management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short term demand for funds to be used in Cecil Federal's loan origination and other activities.

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

     Columbian. Columbian is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. Columbian may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require Columbian to maintain an investment in FHLB of Atlanta stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings are required to maintain. For additional information, see "Regulation -- Liquidity Requirements."

     Columbian invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include sales of federal funds, and purchases of federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the Chief Financial Officer in accordance with investment strategies approved by the Investment Committee of the Board of Directors of Columbian.

     For additional information, see Note 3 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Banks' investment securities portfolio at the dates indicated.

                                                       Cecil Federal      Columbian
                                                       At December 31,  At December 31,
                                                      ----------------  --------------
                                                        1998     1997     1998    1997
                                                       ------   ------  ------  ------
                                                                (In thousands)
Investment securities:
 U.S. government and agency securities......           $3,004   $2,998  $3,244  $4,881
 Other......................................              559      528   1,513     422
                                                       ------   ------  ------  ------
  Total investment securities...............            3,563    3,526   4,757   5,303
Federal funds sold..........................               --       --   1,125     500
Interest-earning deposits and certificates
 of deposit.................................            3,642      881   2,570   1,638
FHLB stock..................................              458      438     215     215
                                                       ------   ------  ------  ------
   Total investments........................           $7,663   $4,844  $8,667  $7,656
                                                       ======   ======  ======  ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Cecil Federal's investment portfolio at December 31, 1998.



                                                                                        More than                   Total
                          One Year or Less    One to Five Years   Five to Ten Years     Ten Years           Investment Portfolio
                         ------------------  ------------------  ------------------ ------------------  --------------------------
                         Carrying  Average   Carrying  Average   Carrying  Average  Carrying  Average   Carrying  Market  Average
                          Value     Yield     Value     Yield     Value     Yield    Value     Yield     Value    Value    Yield
                         --------  --------  --------  --------  --------  -------- --------  --------  --------  ------  --------
                                                                     (Dollars in thousands)
Cecil Federal
-------------
Securities available for
 sale:
  U.S. government and
    agency securities....  $   --     -- %   $   --      --%   $    --      --%    $   --       --%    $   --  $   --       -- %
  Other..................     559    5.38        --      --         --      --         --       --        559     560     5.38
  Interest-earning
   deposits and
    certificates of
     deposits............      --      --        --      --         --      --         --       --         --      --       --
  FHLB stock.............      --      --        --      --         --      --         --       --         --      --       --
                           ------            ------   -----    -------             ------              ------  ------
    Total................  $  559    5.38    $   --      --    $    --      --     $   --       --     $  559  $  560     5.38
                           ======            ======   =====    =======             ======              ======  ======

Securities held to
 maturity:
  U.S. government and
    agency securities....  $3,004    5.48%   $   --      --    $    --      --     $   --       --     $3,004  $3,004     5.48
  Other..................      --      --        --      --         --      --         --       --         --      --       --
  Interest-earning
   deposits and
    certificates of
     deposits............   3,642    4.35        --      --         --      --         --       --      3,642   3,642     4.35
  FHLB stock.............     458    7.44        --      --         --      --         --       --        458     458     7.44
                           ------            ------            -------            -------              ------  ------
    Total................  $7,104    5.03    $   --      --    $    --      --     $   --       --     $7,104  $7,104     5.03
                           ======            ======            =======            =======              ======  ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Columbian's investment portfolio at December 31, 1998.

                                                                                         More than                   Total
                          One Year or Less    One to Five Years   Five to Ten Years      Ten Years           Investment Portfolio
                         ------------------  ------------------  ------------------  ------------------  --------------------------
                         Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Market  Average
                          Value     Yield     Value     Yield     Value     Yield     Value     Yield     Value    Value    Yield
                         --------  --------  --------  --------  --------  --------  --------  --------  --------  ------  --------
                                                                     (Dollars in thousands)
Columbian
---------
Securities available for
 sale:
  U.S. government and
    agency securities.....   $   --     --  %  $     --       --%    $2,020     7.57%  $     --       --%    $2,020  $2,020    7.57%
  Other...................    1,513     5.54         --       --         --       --         --       --      1,513   1,513    5.54
  Interest-earning
   deposits and
    certificates of
     deposits.............       --       --         --       --         --       --         --       --         --      --      --
  FHLB stock..............       --       --         --       --         --       --         --       --         --      --      --
                             ------            --------            --------            --------              ------  ------
    Total.................   $1,513     5.54   $     --       --     $2,020     7.57   $     --       --     $3,533  $3,533    6.70
                             ======            ========            ========            ========              ======  ======

Securities held to
 maturity:
  U.S. government
   securities.............   $   --       --         --   $   --%    $  725     6.66       $499     6.70     $1,224  $1,224    6.68%
  Federal funds sold......    1,125     4.18         --       --         --       --         --       --      1,125   1,125    4.18
  Other...................       --       --         --       --         --       --         --       --         --      --      --
  Interest-earning
   deposits and
    certificates of
     deposits.............    2,570     4.77         --       --         --       --         --       --      2,570   2,570    4.77
  FHLB stock..............      215     7.44         --       --         --       --         --       --        215     215    7.44
                             ------            --------            --------            --------              ------  ------
    Total.................   $3,910     4.75         --   $   --     $  725     6.66       $499     6.70     $5,134  $5,134    5.21
                             ======            ========            ========            ========              ======  ======

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of Cecil Federal's and Columbian's funds for lending and other investment purposes. In addition to deposits, the Banks derive funds from loan principal repayments and interest payments and maturing investment securities. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes. The Banks primarily use advances from the Federal Home Loan Bank of Atlanta for borrowings.

     Deposits. Deposits are attracted principally from within the Banks' primary market areas through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Banks also offer individual retirement accounts ("IRAs").

     The Banks' policies are designed primarily to attract deposits from local residents. The Banks do not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Banks on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                                            Increase
                                                           (Decrease)
                               Balance at                     From         Balance at
                              December 31,      %          December 31,    December 31,         %
                                 1998        Deposits         1997           1997 (1)      Deposits
                               --------       ------        --------        --------       --------
                                                        (Dollars in thousands)
Regular checking.............   $ 2,512         4.17%       $ 1,601       $    911           1.72%
NOW accounts.................     6,413        10.65          1,375          5,038           9.51
Passbook.....................     8,686        14.42            644          8,042          15.19
Statement savings............     2,001         3.33            727          1,274           2.41
Commercial checking..........        93          .15             35             58            .11
Money market.................     2,359         3.92           (290)         2,649           5.00
Christmas club...............        71          .12             (8)            79            .15
91 day CD....................     7,473        12.41          1,249          6,224          11.75
6 month CD...................     5,917         9.83            998          4,919           9.29
1 year CD....................     7,170        11.91          1,214          5,956          11.25
18 month CD..................     2,791         4.64            344          2,447           4.62
30 month CD..................     3,037         5.04            538          2,499           4.72
42 month CD..................        --           --            (52)            52           0.10
60 month CD..................     3,608         5.99           (617)         4,225           7.98
18 month IRA CD..............     7,370        12.24           (150)         7,520          14.20
14 month variable CD.........       708         1.18           (353)         1,061           2.00
                                -------       ------        -------       --------         ------
                                $60,209       100.00%       $ 7,255       $ 52,954         100.00%
                                =======       ======        =======       ========         ======

___________
(1) Certain reclassifications have been made to the 1997 figures to conform with current year presentation.

Time Deposits by Rates

 The following table sets forth the time deposits in Cecil Federal classified by rates at the dates indicated.


                                          At December 31,
                                         -----------------
                                            1998     1997
                                            ----     ----
                                            (In thousands)
  2 -  3.99% (1)........................  $   490  $    79
  4 -  5.99%............................   30,225   27,513
  6 -  7.99%............................    7,429    7,390
  8 -  9.99%............................       --       --
                                          -------  -------
                                          $38,144  $34,982
                                          =======  =======
-------------------------

     (1)  Includes Club Accounts.


Time Deposit Maturity Schedule

     The following table sets forth the amount and maturities of time deposits at December 31, 1998 for Cecil Federal.

                                         Amount Due
                      ------------------------------------------------
                      Less Than                        After
Rate                  One Year  1-2 Years  2-3 Years  3 Years   Total
----                  --------  ---------  ---------  -------  -------
                                        (In thousands)
2 -  3.99% (1)......   $   490     $   --     $   --  $    --  $   490
4 -  5.99%..........    24,189      3,889      1,131    1,016   30,225
6 -  7.99%..........     4,707      2,146         57      519    7,429
                       -------     ------     ------  -------  -------
                       $29,386     $6,035     $1,188   $1,535  $38,144
                       =======     =======    ======  =======  =======
-------------------------

(1)  Includes Club Accounts.


     The following table indicates the amount of Cecil Federal's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                               Certificates
           Maturity Period                      of Deposits
           ----------------                   --------------
                                              (In thousands)
            Three months or less............        $ 4,745
            Over three through six months...          5,017
            Over six through twelve months..          6,819
            Over twelve months..............          1,423
                                                    -------
              Total.........................        $18,004
                                                    =======

    The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Columbian between the dates indicated.

                                                                  Increase
                                                                 (Decrease)
                                    Balance at                      from        Balance at
                                   December 31,                 December 31,   December 31,
                                       1998       % Deposits        1997           1997       % Deposits
                                   ------------  -------------  -------------  ------------   -----------
                                                        (Dollars in thousands)
Passbook Accounts................       $ 2,130          7.76%       $   302      $ 1,828           6.61%
Six Month Certificates...........            10          0.03%           (52)          62           0.22%
Twelve Month Certificates........           344          1.25%          (274)         618           2.24%
Thirteen Month Certificates......         3,460         12.60%          (123)       3,583          12.96%
Eighteen Month Certificates......         3,698         13.46%           680        3,018          10.92%
Nineteen Month Certificates......           850          3.09%           (82)         932           3.37%
Twenty Five Month Certificates...         2,158          7.86%           816        1,342           4.85%
Thirty Month Certificates........           126          0.46%           (82)         208           0.75%
Thirty Seven Month Certificates..           933          3.40%           181          752           2.72%
Forty Two Month Certificates.....           224          0.82%          (274)         498           1.80%
Forty Nine Month Certificates....           731          2.66%           500          231           0.84%
Sixty Month Certificates.........         4,755         17.31%        (3,126)       7,881          28.51%
Sixty One Month Certificates.....         1,677          6.11%           871          806           2.92%
Chesapeake Accounts..............         1,085          3.95%           (36)       1,121           4.06%
Statement Savings................         4,076         14.84%           335        3,741          13.53%
NOW Checking.....................         1,170          4.26%           156        1,014           3.67%
IRA's............................            39          0.14%            32            7           0.03%
                                        -------        ------        -------      -------         ------
                                        $27,466        100.00%       $  (176)     $27,642         100.00%
                                        =======        ======        =======      =======         ======

     The following table sets forth the term certificates in Columbian classified by rates at the dates indicated.


                       At December 31,
                       --------------
Rate                    1998      1997
----                    ----      ----
                       (In thousands)
 2.00 -  3.99%......  $ --      $ --
 4.00 -  5.99%......    13,318    10,943
 6.00 -  7.99%......     5,692     8,995
                      --------   -------
                      $ 19,010  $ 19,938
                      ========  ========

     The following table sets forth the amount and maturities of term certificates at December 31, 1998 for Columbian.

                                     Amount Due
                  ------------------------------------------------
                 Less Than                         After
Rate              One Year  1-2 Years  2-3 Years  3 Years   Total
----              --------  ---------  ---------  -------  -------
                                   (In thousands)
 4.00 -  5.99%..    $7,901     $2,990     $  704  $ 1,712  $13,307
 6.00 -  7.99%..     3,064      1,520         56    1,063    5,703
                    ------     ------     ------  -------  -------
                    $10,965    $4,510     $  760  $ 2,775  $ 19,010
                    =======    ======     ======  =======  ========

     The following table indicates the amount of Columbian's term certificates of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                                Term
    Maturity Period                                         Certificates
    ---------------                                         ------------
                                                           (In thousands)
   Three months or less...............................      $     2,056
   Over three through six months......................              700
   Over six through 12 months.........................              103
   Over 12 months.....................................            1,155
                                                            -----------
    Total.............................................      $     4,014
                                                            ===========


Savings Deposit Activity

  The following table sets forth the savings activities of the Banks for the periods indicated.

                                                                             Year Ended December 31,
                                                                            -----------------------
                                                                              1998          1997
                                                                              ----          ----
Deposits.............................................................      $72,420,748   $35,246,621
Withdrawals..........................................................       69,344,611    34,603,911
                                                                           -----------   -----------
 Net increase (decrease) before interest credited....................        3,076,137       642,710
Interest credited....................................................        4,002,772     3,823,369
                                                                           -----------   -----------
 Net increase (decrease) in savings deposits.........................      $ 7,078,909   $ 4,466,079
                                                                           ===========   ===========

     Management attributes the increase in deposits (prior to interest credited) for the year ended December 31, 1998 to increased marketing of existing products to current customers, and the addition of several new savings products.

     Borrowings. Savings deposits historically have been the primary source of funds for the Banks' lending and investment activities and for its general business activities. The Banks are authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically would be secured by the Banks' stock in the FHLB and a portion of the Banks' mortgage loans. Cecil Federal utilized short-term advances from FHLB during the year.

     The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As members, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

Subsidiary Activities

     As federally chartered savings banks, the Banks may invest up to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1998, Cecil Federal was authorized to invest up to approximately $1.4 million in the stock of or in the loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. At December 31, 1998, Cecil Federal had $82,000 invested in its subsidiaries.

     Cecil Federal's wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation were each established in 1971. Cecil Service Corporation's primary business is acting as leasing agent for the North East Plaza Branch. The dollar amount invested in this business activity was $35,000 for 1998. In 1997, Cecil Financial Services, a service corporation of Cecil Federal Savings Bank, began offering a full range of brokerage and investment services in all our branches, through a partnership with UVEST Investment Services. UVEST Investment Services is a registered broker-dealer and member of both the National Association of Securities Dealers and the Securities

Investment Protection Corporation (SIPC). Headquartered in Charlotte, North Carolina, UVEST has been providing bank-based investment services through the Southeast since 1982. The dollar amount invested in this business activity was $48,000 for 1998.

     SAIF-insured savings institutions are required to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, savings institutions are required to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. See "Regulation of the Banks -- Regulatory Capital Requirements."

Competition

     The Banks experience substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Banks' other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

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

     Columbian faces strong competition both in originating real estate, consumer and other loans and in attracting deposits. Columbian competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates and the quality of service it provides to borrowers. Its competition in originating loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in Columbian's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Regulation of the Banks

     As federally chartered savings institutions, the Banks are subject to extensive regulation by the OTS. The lending activities and other investments of the Banks must comply with various federal regulatory requirements. The OTS periodically examines the Banks for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Banks because their deposits are insured by the SAIF. The Banks must file reports with OTS describing their activities and financial condition. The Banks are also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings institution holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. Regulatory tangible, core and total capital are not calculated in accordance with generally accepted accounting principles. The OTS regulation defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights. At December 31, 1998, the Banks had no qualifying supervisory goodwill or mortgage servicing rights. Tangible capital is the same as core capital, except it excludes qualifying supervisory goodwill and other intangible assets other than certain mortgage servicing rights.

     The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in any subsidiary engaged in activities not permissible for national banks, other than a subsidiary engaged in activities undertaken as agent for customers or in mortgage banking activities and certain subsidiary depository institutions or their holding companies ("nonincludable subsidiary"). At December 31, 1998, the Banks had no investments in or extensions of credit to subsidiaries engaged in activities not permissible for national banks.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1998, the Banks had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

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

     The table below presents Cecil Federal's capital position relative to its various regulatory capital requirements at December 31, 1998.

                                                                    Percent of
                                                          Amount    Assets  (1)
                                                        ----------  -----------
                                                         (Dollars in thousands)
Tangible capital......................................      $7,921       11.09%
Tangible capital requirement..........................       1,071        1.50
                                                            ------       -----
 Excess...............................................      $6,850        9.59%
                                                            ======       =====

Core capital..........................................      $7,921       11.09%
Core capital requirement..............................       2,142        3.00
                                                            ------       -----
 Excess...............................................      $5,779        8.09%
                                                            ======       =====

Total capital (i.e., core and supplementary capital)..      $8,144       18.37%
Risk-based capital requirement........................       3,547        8.00
                                                            ------       -----
 Excess...............................................      $4,597       10.37%
                                                            ======       =====
-------------------------

     (1) Based upon adjusted total assets for purposes of the tangible core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

     The table below provides information with respect to Columbian's compliance with its regulatory capital requirements at December 31, 1998.

                                              Percent of
                                    Amount    Assets  (1)
                                  ----------  -----------
                                   (Dollars in thousands)
Tangible capital................      $2,082        6.98%
Tangible capital requirement....         447         1.5
                                      ------       -----
 Excess.........................      $1,635        5.48%
                                      ======       =====

Core capital....................      $2,082        6.98%
Core capital requirement........         894         3.0
                                      ------       -----
 Excess.........................      $1,188        3.98%
                                      ======       =====

Risk-based capital..............      $2,185       15.05%
Risk-based capital requirement..       1,162         8.0
                                      ------       -----
 Excess.........................      $1,023        7.05%
                                      ======       =====
-------------------------

     (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.


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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Banks, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Based upon calculations as of December 31, 1998, the Banks are not required to deduct an interest-rate risk capital component from total capital.

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

     The federal banking regulators, including the OTS, have adopted uniform regulations implementing the prompt corrective action provisions of FDICIA. Under such regulations, the federal banking regulators measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level is deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized" savings institution is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" savings institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the OTS determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. The Banks are classified as well capitalized under the prompt corrective action regulations.

     The table below presents the Cecil Federal=s capital position at December 31, 1998 relative to its various minimum regulatory capital requirements under the prompt corrective regulations.

                                                     Percent of
                                                       Assets
                                            Amount       (1)
                                          ----------  ---------
                                          (Dollars in thousands)
Tangible equity.........................      $7,921      11.09%
Tangible equity requirement.............       1,071       1.50
                                              ------      -----
 Excess.................................      $6,850       9.59%
                                              ======      =====

Tier 1 or leverage capital..............      $7,921      11.09%
Tier 1 or leverage capital requirement..       2,142       3.00
                                              ------      -----
 Excess.................................      $5,779       8.09%
                                              ======      =====

Tier 1 risk-based capital...............      $7,921      17.87%
Tier 1 risk-based capital requirement...       1,773       4.00
                                              ------      -----
 Excess.................................      $6,148      13.87%
                                              ======      =====

Risk-based capital......................      $8,144      18.37%
Risk-based capital requirement..........       3,547       8.00
                                              ------      -----
 Excess.................................      $4,597      10.37%
                                              ======      =====

-------------------------

(1) Based upon adjusted total assets for purposes of the tangible equity and Tier 1 or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

     The table below presents the Columbian=s capital position at December 31, 1998 relative to its various minimum regulatory capital requirements under the prompt corrective regulations.

                                                      Percent of
                                                         Assets
                                              Amount       (1)
                                            ----------  ---------
                                          (Dollars in thousands)
Tangible equity.........................      $2,082       6.98%
Tangible equity requirement.............         447       1.50
                                              ------      -----
 Excess.................................      $1,635       5.48%
                                              ======      =====

Tier 1 or leverage capital..............      $2,082       6.98%
Tier 1 or leverage capital requirement..         894       3.00
                                              ------      -----
 Excess.................................      $1,188       3.98%
                                              ======      =====

Tier 1 risk-based capital...............      $2,082      14.34%
Tier 1 risk-based capital requirement...         581       4.00
                                              ------      -----
 Excess.................................      $1,501      10.34%
                                              ======      =====

Risk-based capital......................      $2,185      15.05%
Risk-based capital requirement..........       1,162       8.00
                                              ------      -----
 Excess.................................      $1,023       7.05%
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

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and the Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Banks.

     Liquidity Requirements. The Banks are required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity and short-term liquidity ratios of the Banks at December 31, 1998 were 17.88% and 16.14%, respectively, for Cecil Federal and 21.33% and 18.35%, respectively, for Columbian, substantially all of
which qualified as short-term liquidity.   A substantial sustained decline in
savings deposits could adversely affect the Banks= liquidity which could result in restricted operations and additional borrowings from the FHLB.

     Deposit Insurance. The Banks are required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured amounts that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF.

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

     At December 31, 1998, approximately 93.59% of Cecil Federal's and 68.00% of Columbian's assets were invested in Qualified Thrift Investments, which were in excess of the percentage required to qualify the Banks under the QTL test.

     Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings institution's loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time shall not exceed 15% of the unimpaired capital and surplus of the institution. A savings institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the savings institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. The loans-to-one borrower limits have not had a significant impact on the operations of the Banks. The Banks have no lending relationships in excess of applicable loans-to-one borrower limits. At December 31, 1998, Cecil Federal's regulatory loans-to-one-borrower limit was $1,215,600, and Columbian's limit was $500,000.

     Dividend Restrictions. Under regulations of the OTS, the Banks may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Banks at the time of their conversions to stock form. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

     Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Banks. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a

"Tier 1 Institution") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount of up to the greater of (i) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year, or (ii) 75% of its net income for the previous four quarters. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Institution") is permitted to make capital distributions without OTS approval of between up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Institution") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Institutions that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Institution. Unless the OTS determines that the Banks are institutions requiring more than normal supervision, the Banks expect to be authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Institution.

     Under the OTS' prompt corrective action regulations, the Banks are also prohibited from making any capital distributions if after making the distribution, the Banks would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

     In addition to the foregoing, earnings of the Banks appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Banks on the amount of earnings removed from the reserves for such distributions. See "Taxation."

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As members of the FHLB of Atlanta, the Banks are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Banks were in compliance with this requirement with investments in FHLB of Atlanta stock at December 31, 1998, of $457,700 and $214,600 for Cecil Federal and Columbian, respectively. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. The Banks use short term advances from the FHLB of Atlanta during the year.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1998, the Banks met their reserve requirements.

Regulation of the Company

     The Company is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Banks are subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. The Board of Directors of the Company presently operates the Company as a multiple savings and loan holding company and is subject to certain activities restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than
(i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

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

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may only establish an out-of-state branch under such OTS regulation if (i) the federal association qualifies as a Qualified Thrift Lender or a "domestic building and loan association" under '7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a Qualified Thrift Lender or for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as Cecil Federal and Columbian which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. Cecil Federal and Columbian historically have elected to use the percentage of taxable income method.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Banks, are treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     The Banks' federal income tax returns have not been audited in the last five years. For further information regarding federal income taxes, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

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

     State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. The Banks' state income tax returns have not been audited during the past five fiscal years. For additional information, see Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

Employees

     Cecil Federal had 21 full-time employees and three part-time employees as of December 31, 1998, none of whom was represented by a collective bargaining agreement. Cecil Federal believes that it enjoys excellent relations with its personnel.

     As of December 31, 1998, Columbian had seven full-time employees and one part-time employee, none of whom was represented by a collective bargaining agreement. Management believes its relations with its employees are good.

Item 2.  Description of Property
--------------------------------

     Cecil Federal. The following table sets forth the location and certain additional information regarding Cecil Federal's offices at December 31, 1998. Cecil Federal owns the Elkton office and currently leases the North East office.


                          Year       Square
                         Opened      Footage    Deposits    Net Book Value
                        --------     -------   -----------  --------------
Main Office:
127 North Street
Elkton, Maryland           1969       3,500    $46,128,430        $233,333

Loan Center
135 North Street
Elkton, MD  21922          1995 (2)   3,000             --          74,341

Branch Office:
108 North East Plaza
North East, Maryland       1975 (1)   2,000     14,080,482          49,383
                                               -----------  --------------
                                               $60,208,912        $357,057
                                               ===========  ==============
-------------

(1) Original lease signed 11/74 for 20 years with five year renewals. Currently paying $1,365 per month. A lease extension was signed 1/16/95 for 10 years with 5 year renewals.
(2) Original lease signed 5/23/95 for five years with three successive five year renewals. Currently paying $1,700 per month.


     Columbian. The following table sets forth certain additional information regarding Columbian's office facilities as of December 31, 1998.

                          Year Opened    Square Footage  Net Book Value
                          -----------    --------------  --------------
Main Office:
303-307 St. John Street
Havre de Grace, Maryland
 21078                          1970           3,355           $105,628

     Columbian also owns a parcel of land on Route 40 near Havre de Grace which it acquired in fiscal year 1995 and which had a book value of $220,000 as of December 31, 1998. Columbian is currently in the process of improving this property to serve as a branch office which it plans to open in fiscal year 1999.

     The net book value of Columbian's office furniture, fixtures and equipment was $25,000 as of December 31, 1998.

Item 3.  Legal Proceedings
--------------------------

     There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject, although from time to time the Banks are involved in routine legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

     Based solely on a review of reports of beneficial ownership filed on Forms 3, 4 and 5, there were no delinquent filers of such reports for the fiscal year ended December 31, 1998.

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

          Independent Auditors' Report

          Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

          Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

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

   3.3  Federal Stock Charter **

   3.4  Federal Stock Bylaws **

   4    Form of Common Stock Certificate *

  10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey *

  10.3  Cecil Bancorp, Inc. Stock Option and Incentive Plan ***

  10.4  Cecil Bancorp, Inc. Management Recognition Plan ***

  10.5  Cecil Federal Savings Bank Retirement Plan for Non-Employee
        Directors****

  10.6 Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan**

  13    Annual Report to Stockholders for the year ended December 31, 1998

  21    Subsidiaries

  23.1  Consent of Simon Master & Sidlow, P.A.

  23.2  Consent of Anderson Associates, LLP

  27    Financial Data Schedule
-----------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
** Incorporated by reference to Columbian=s Registrant's Registration Statement on Form 10-SB.
*** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).


     (b) During the quarter ended December 31, 1998, the Registrant filed the following amendment to a previously filed Form 8-K: On December 1, 1998, the Company filed a Current Report on Form 8-K amending the Form 8-K dated September 30, 1998, and reporting under Item 7 financial Statements disclosing 30 days of post-merger operations of Cecil Bancorp, Inc. including the operations of Columbian.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CECIL BANCORP, INC.

Date:    March 25, 1999       By: /s/ Mary B. Halsey
                                 ------------------------------------------
                                 Mary B. Halsey
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mary B. Halsey                                 Date:  March 25, 1999
   --------------------------------------------
   Mary B. Halsey
   President and Chief Executive Officer
   (Principal Executive Officer)

By: /s/ Mary B. Halsey                                 Date:  March 25, 1999
   --------------------------------------------
   Mary B. Halsey
   President and Chief Executive Officer
   (Principal Financial and Accounting Officer)

By: /s/ Bernard L. Siegel                              Date:  March 25, 1999
   --------------------------------------------
   Bernard L. Siegel
   Chairman of the Board

By: /s/ Thomas L. Foard                                Date:  March 25, 1999
   --------------------------------------------
   Thomas L. Foard
   Secretary and Director

By:                                                    Date:
   --------------------------------------------
   William F. Burkley
   Director

By: /s/ Howard J. Neff                                 Date:  March 25, 1999
   --------------------------------------------
   Howard J. Neff
   Director

By: /s/ Doris P. Scott                                 Date:  March 25, 1999
   --------------------------------------------
   Doris P. Scott
   Director

By: /s/ Howard B. Tome                                 Date:  March 25, 1999
   --------------------------------------------
   Howard B. Tome
   Director

By: /s/ Donald F. Angert                               Date:  March 23, 1999
   --------------------------------------------
   Donald F. Angert
   Director


By: /s/ Robert L. Johnson                              Date:  March 23, 1999
   --------------------------------------------
   Robert L. Johnson
   Director

                                 INDEX TO EXHIBITS



Exhibit   DESCRIPTION
-------   -----------

 3.1      Articles of Incorporation of Cecil Bancorp, Inc. *

 3.2      Bylaws of Cecil Bancorp, Inc. *

 3.3      Federal Stock Charter **

 3.4      Federal Stock Bylaws **

 4        Form of Common Stock Certificate *

10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and
          Mary Halsey *

10.3      Cecil Bancorp, Inc. Stock Option and Incentive Plan ***

10.4      Cecil Bancorp, Inc. Management Recognition Plan ***

10.5      Cecil Federal Savings Bank Retirement Plan for Non-Employee
          Directors****

10.6      Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive
          Plan**

13        Annual Report to Stockholders for the year ended December 31, 1998

21        Subsidiaries

23.1      Consent of Simon Master & Sidlow, P.A.

23.2      Consent of Anderson Associates, LLP

27        Financial Data Schedule
-----------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
** Incorporated by reference to Columbian=s Registrant's Registration Statement on Form 10-SB.
*** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).