Form 10QSB
period 1999-03-31
CECIL BANCORP INC
filed 1999-05-14
CIK 926865

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-QSB

[  ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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


           Number of shares outstanding of common stock
                        as of March 31, 1999

$0.01 par value common stock                  607,710 shares
----------------------------                  --------------
         Class                                 Outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.  FINANCIAL INFORMATION                             PAGE
                                                           ----
    ITEM 1.  Financial Statements (Unaudited)

             Consolidated Condensed Statements of
             Financial Condition - March 31, 1999
             and December 31, 1998                         3-4

             Consolidated Condensed Statements of
             Operations for the Three Months Ended
             March 31, 1999 and 1998                       5-6

             Consolidated Condensed Statement of
             Cash Flows for the Three Months Ended
             March 31, 1999 and March 31, 1998             7-8

             Notes to Consolidated Condensed
             Financial Statements                            9

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                               10-19

PART II. OTHER INFORMATION                               20-22

ITEM 4.  Submission of Matters to a Vote of Security Holders

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                            March 31,       December 31,
                                              1999             1998
                                          ------------     ------------
                                           (Unaudited)
Cash                                       $  4,407,838     $  2,725,430
Cash - Interest bearing                       3,505,775        6,211,760
Federal funds sold                              630,000        1,125,000
Investment securities
     Securities held-to-maturity, at cost     4,040,482        4,228,742
     Securities available-for-sale at
       estimated market value                 3,182,016        4,091,843
Mortgage-backed securities
     Securities held-to-maturity, at cost     1,508,336        2,046,983
     Securities available-for-sale at
       estimated market value                   702,672          863,260
Loans held for sale, at cost                  4,018,450        2,515,151
Loans receivable, net                        76,544,899       74,545,912
Real estate owned                               187,742          187,742
Office properties, equipment and leasehold
     improvements at cost, less accumulated
     depreciation and amortization            1,125,651        1,112,507
Stock in Federal Home Loan Bank of
     Atlanta - at cost                          685,500          672,300
Accrued interest receivable                     605,972          597,922
Mortgage servicing rights                       105,937          123,541

Prepaid expenses                                156,835           50,040
Deferred taxes                                  152,513          114,891
Other assets                                     38,735           11,391
                                           ------------     ------------
       TOTAL ASSETS                        $101,599,353     $101,224,415
                                           ============     ============

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                            March 31,      December 31,
                                              1999             1998
                                          ------------     ------------
                                           (Unaudited)
LIABILITIES
  Savings deposits                         $ 86,954,578    $ 87,674,802
  Advance payments by borrowers for
     property taxes and insurance             1,158,496         821,625
  Employee stock ownership debt                 231,048         231,048
  Other liabilities                             495,516         629,204
  Advances from Federal Home Loan Bank
     of Atlanta                               2,500,000       1,750,000
                                           ------------    ------------
       TOTAL LIABILITIES                     91,339,638      91,106,679
                                           ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  607,731
      shares at March 31, 1999 and
      606,494 at December 31, 1998                6,077           6,065
  Additional paid in capital                  4,895,042       4,863,511
  Employee stock ownership debt                (231,048)       (231,048)
  Deferred compensation - Management
    Recognition Plan                            (80,676)        (80,676)
  Retained earnings, substantially
    restricted                                5,660,939       5,543,960
  Accumulated other comprehensive income          9,381          15,924
                                           ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY            10,259,715      10,117,736
                                           ------------    ------------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $101,599,353    $101,224,415
                                           ============    ============

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        ----------------------------------------------------------

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------
INTEREST INCOME                                                  (1)
     Loans receivable                             $1,633,336     $1,569,623
     Mortgage-backed securities                       46,289         65,835
     Investment securities                            99,500        133,282
     Other interest-earning assets                    83,863         75,917
                                                  ----------     ----------
       Total interest income                       1,862,988      1,844,657
                                                  ----------     ----------
INTEREST EXPENSE
     Interest expense on deposits                    942,321        980,872
     Borrowing                                        30,623         31,024
                                                  ----------     ----------
       Total interest expense                        972,944      1,011,896
                                                  ----------     ----------
       Net interest income                           890,044        832,761
     Provision for loan losses                        22,500         22,500
                                                  ----------     ----------
       Net interest income after provision
          for loan losses                            867,544        810,261
                                                  ----------     ----------

NONINTEREST INCOME
     Loan service charges                             13,874         16,168
     Dividends on FHLB stock                          12,621         11,842
     Gain on sale of loans                                           12,885
     Gain on sale of investments                                      4,583
     Commission income                                13,943         22,584
     Checking account fees                            37,400         36,513
     Other                                                           12,715
                                                  ----------     ----------
       Total noninterest income                       77,838        117,290
                                                  ----------     ----------

NONINTEREST EXPENSE
     Compensation and benefits                       352,022        345,595
     Occupancy                                        35,152         35,433
     Equipment and data processing expense            77,474         62,990
     SAIF deposit insurance premium                   21,352         20,785
     Merger expense                                    2,726
     Other                                           169,027        158,491
                                                  ----------     ----------
       Total noninterest expense                     657,753        623,294
                                                  ----------     ----------
       Income before income taxes                    287,629        304,257
                                                  ----------     ----------
INCOME TAXES
     Current                                         145,452        122,314
     Deferred                                        (33,262)       (21,499)
                                                  ----------     ----------
       Total income taxes                            112,190        100,815
                                                  ----------     ----------
NET INCOME                                        $  175,439     $  203,442
                                                  ==========     ==========

(1)  Restated due to pooling of interest transaction completed September 30,
     1998

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         ----------------------------------------------------------
                                  (Continued)

                                                    Quarter Ended March 31,
                                                  --------------------------
                                                      1999            1998
                                                  ----------       ---------
                                                                  (1)
NET INCOME                                         $  175,439     $  203,442

OTHER COMPREHENSIVE LOSS
     Unrealized losses on investment
       securities, net of deferred taxes              (15,469)        (5,435)
                                                   ----------     ----------
TOTAL COMPREHENSIVE INCOME                         $  159,970     $  198,007
                                                   ==========     ==========
Earnings per common share and
     common share equivalent                       $     0.30     $     0.36
                                                   ==========     ==========
Earnings per common share -
     assuming full dilution                        $     0.30     $     0.35
                                                   ==========     ==========

(1)  Restated due to pooling of interest transaction completed September 30,
     1998

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                     1999             1998
                                                  -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES                               (1)
     Interest and fees received on loans
       and investments                             $ 1,947,117     $ 1,948,606
     Cash paid to suppliers and employees             (893,127)       (617,884)
     Proceeds from sale of loans                                       444,206
     Origination of loans held for sale             (1,581,800)       (323,000)
     Interest paid                                    (972,944)     (1,011,896)
     Income taxes paid                                (145,452)       (202,629)
                                                   -----------     -----------
       NET CASH PROVIDED (USED) BY OPERATING
         ACTIVITIES                                 (1,646,206)        237,403
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale and maturities of
       investment securities                         3,901,851       4,150,000
     Proceeds from maturities of mortgage-backed
       securities                                      703,221         282,949
     Purchases of investment securities             (2,815,390)     (3,935,770)
     Loans originated                               (8,915,487)     (6,988,849)
     Principal collected on loans                    6,972,501       6,481,012
     Purchases of office properties, equipment and
       leasehold improvements                          (45,597)
     Purchase of real estate owned                                    (146,071)
     Purchase of stock in Federal Home Loan
       Bank of Atlanta                                 (13,200)        (19,600)
                                                   -----------     -----------
        NET CASH USED BY INVESTING ACTIVITIES         (212,101)       (176,329)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, NOW
       accounts, and savings accounts                9,813,584      13,827,478
     Proceeds from sales of certificates             1,809,262       2,374,606
     Payments of maturing certificates of
       deposits                                    (12,343,070)    (13,034,495)
     Increase in advance payments by borrowers
       for property taxes and insurance                336,871         332,232
     Proceeds from issuance of common stock             31,543          10,800
     Advances from Federal Home Loan Bank of
       Atlanta                                         750,000
     Dividends paid                                    (58,460)        (52,105)
                                                   -----------     -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES      339,730       3,458,516
                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       (1,518,577)      3,519,590

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                            10,062,190       3,785,459
                                                   -----------     -----------
     END OF PERIOD                                 $ 8,543,613     $ 7,305,049
                                                   ===========     ===========

(1)  Restated due to pooling of interest transactions completed September 30, 1998

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (Continued)

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                     1999             1998
                                                  -----------      ----------
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED (USED) BY OPERATING ACTIVITIES                       (1)

Net Income                                           $  175,439   $  203,442

Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
       Gain on sale of investments                                    (4,583)
       Depreciation                                      32,453       21,263
       Provision for loan losses                         22,500       22,500
       Amortization of investment security
         premiums and (discounts)                         4,230       (1,715)
       Net amortization of deferred loan fees                         (5,641)
       Stock dividends                                   (7,493)      (7,704)
       Increase (decrease) in accrued
          interest receivable                            (8,050)      18,350
       Increase in deferred taxes                       (33,262)     (17,516)
       Decrease in mortgage servicing rights             17,604          837
       Increase in prepaid expenses                    (106,795)     (20,950)
       (Increase) decrease in other assets              (27,344)      46,807
       Decrease in other liabilities                   (133,688)    (126,008)
       (Increase) decrease in loans held
          for sale                                   (1,581,800)     108,321
                                                    -----------   ----------
                                                     (1,821,645)      33,961
                                                    -----------   ----------
                                                    ($1,646,206)  $  237,403
                                                    ===========   ==========

(1)  Restated due to pooling of interest transactions completed September 30, 1998

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------
                            MARCH 31, 1999
                            --------------
(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

(2)  Earnings per Share
     ------------------

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 583,833 and 568,173 in 1999 and 1998, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 592,177 and 581,808, respectively.

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

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         BUSINESS OF THE COMPANY AND THE BANK

CECIL BANCORP, INC.

     Cecil Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in July 1994 at the direction of the Board of Directors of Cecil Federal Savings Bank ("Cecil Federal") for the purpose of serving as a savings institution holding company of Cecil Federal upon the acquisition of all of the capital stock issued by Cecil Federal in its conversion from mutual to stock form (the "Conversion"). Substantially all of the Company's assets consists of the outstanding capital stock of Cecil Federal. On September 30, 1998, the Company completed its acquisition of Columbian Bank, a Federal Savings Bank ("Columbian") through the exchange of 1.7021 shares of Company Common Stock for each outstanding shares of Columbian Common Stock in a transaction valued at approximately $2.8 million.
The Company holds all of the stock of Cecil Federal and Columbian and operates them as two separate savings institutions. Together, Cecil Federal and Columbian are referred to herein as the "Banks". The Company's principal business is the business of Cecil Federal and its wholly owned subsidiaries, and of Columbian. Therefore, most of the discussion in this Annual Report relates to the business of the Banks rather than the business of the Company.

CECIL FEDERAL SAVINGS BANK

     Cecil Federal is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. It converted to a Federal mutual savings bank in January 1993 and, effective November 10, 1994, Cecil Federal converted from mutual to stock form. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since 1959. Cecil Federal's deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the FHLB of Atlanta.

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

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Cecil Federal's main office is located at 127 North
Street, Elkton, Maryland and its phone number is (410) 398-1650.

COLUMBIAN BANK, A FEDERAL SAVINGS BANK

     Columbian was originally chartered by the State of Maryland in 1893. In October 1985, Columbian became a member of the FHLB System and obtained federal insurance of its deposits. In January 1989, Columbian converted to a federally insured, state chartered capital stock institution through the sale and issuance of 69,140 shares of common stock. On September 26, 1990, Columbian changed its name to Columbian Bank, A Federal Savings Bank and became a federally chartered stock savings bank. Columbian's deposits are also insured by the SAIF of the FDIC, and it is a member of the FHLB of Atlanta.

     Columbian's primary business is the origination of mortgage loans secured by single-family residential real estate located primarily in Harford County, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less and savings accounts. To a lesser extent, Columbian also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Columbian purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds.

     Columbian's office is located at 303-307 St. John Street,
Havre de Grace, Maryland, and its phone number is (410) 939-
2313.

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

     The principal business of Columbian is the acceptance of savings deposits from the general public and the origination of conventional mortgage loans for the purpose of financing or refinancing one to four family dwellings. Its income is derived largely from interest and fees in connection with its lending activities. Its principal expenses are interest paid on savings deposits and non-interest expenses. Columbian's operations are conducted through its office located at 303-307 St. John Street, Havre de Grace, Maryland.

     The Banks' operations are influenced by general economic conditions and by policies of financial institution regulatory agencies, including the OTS and the FDIC. The Banks'

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

cost of funds are influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

     The Banks' net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings (if any), as well as the relative amounts of such assets and liabilities. The Banks, like other thrift institutions, are subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

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

YEAR 2000 READINESS DISCLOSURE

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

     Bank regulators and computer system experts are emphasizing systems and software products be implemented and tested for Year 2000 readiness. This task is a monumental undertaking for all parties involved from vendor service providers, computer systems manufacturers, software providers, and finally the Banks. Cecil Federal and Columbian are preparing for the millennium.

     The Banks have prepared an action plan to begin evaluating our systems and software products. The Banks plan consists of the following:

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Problem Awareness: The Banks are aware of the problems that
-----------------
could potentially arise with the year 2000 problem. The Banks have analyzed what systems and software need to be reviewed.

Assessment Phase:  The Banks have made contacts with all its
----------------
third party vendors to assess exposure to problems. These include those that provide Account & Item Processing; System Hardware Setup and ATM Software; General Ledger Software; ATM Transaction Processing; the ATM Service Provider; ATM Software; Financial Reporting Software; Fed-Line Software; On-Line Bank Service Software; Loan Sales Software; Loan Documentation Software; HMDA/Geocoding Software; Payroll Processing; Computer Hardware; Spreadsheet Software; and Word Processing Software.

     Vendors have been proactive in their response to the Year
2000 problem. The Banks' vendors have in place or will have in place procedures to minimize risks associated with the of the Year 2000 problem by December 31, 1998.

Renovation Phase: Initial steps have been completed to assure
----------------
compliance with the Year 2000 problem.   A new front-end
processing system has been installed in the third quarter of 1998 at Cecil Federal, and was installed at Columbian prior to January 31, 1999. This system is already Year 2000 compliant. This system replaces the Banks' previous teller systems which were not compliant.

Validation Phase: The Banks will validate any decision making by
----------------
thoroughly assessing the systems compatibility with the Year 2000 issues. Validations will be recorded and presented to the Board of Directors. The target date for the validation phase is March 31, 1999. The Banks will share testing information with each other to minimize the amount of testing on the same systems. Software and system testing will be done on an ongoing basis through the end of March 1999.

Implementation Phase: The Banks will monitor the implementation
--------------------
of the Year 2000 assessment and report results to the Board of Directors. The Banks will continue to stress with their vendors the importance of this project. The Banks will keep in continual contact with its vendors until a final solution and implementation has been completed. All plans are to be completed as outlined above. The implementation phase is to be completed by March 31, 1999.

Contingency Plan: The Banks have prepared a contingency plan
----------------
that allows for the manual processing of transactions and reporting. The plan designates the training and implementation of the manual operation in a worst case scenario. The Contingency Plan is being updated in conjunction with our Disaster Recovery Plan. The Contingency Plan has been updated and testing on the plan will take place in the first and second quarters of 1999.

Customer Awareness:   The Banks have also undertaken an effort
------------------
to reach all business customers via mail to explain how the Year 2000 issue affects their business. All businesses need to be aware of the Year 2000 issue and make attempts to correct any possible problems.

     The employees were also made aware of the process and have been notified regarding the individuals who are responsible for Year 2000 compliance. A memo was sent to all employees to assist them with their Year 2000 efforts.

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

Comparison of Financial Condition at March 31, 1999 and December
----------------------------------------------------------------
31, 1998
--------

     The Company's assets increased by $374,938, or 0.4% to $101,599,353 at March 31, 1999 from $101,224,415 at December 31,
1998. The Company's emphasis on expanding the loans receivable portfolio continued. The loans receivable portfolio increased by $1,998,987, or 2.7% to $76,544,899 at March 31, 1999 from
$74,545,912 at December 31, 1998. The loans held for sale portfolio increased by $1,503,299, or 59.8% to $4,018,450 at March 31, 1999 from $2,515,151 at December 31, 1998. The remainder of the Company's interest earning assets, primarily invested for liquidity, were reduced due to increased loan demand and a reduction in savings deposits. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $13,200, or 2.0% to $685,500 at March 31, 1999 from $672,300 at
December 31, 1998, as a result of requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 7.50%.

     The Company's liabilities increased $232,959, or 0.3% to $91,339,638 at March 31, 1999 from $91,106,679 at December 31,
1998. During the three months ended March 31, 1999, the Company's savings deposits decreased due to repositioning of the savings rates at both Cecil and Columbian Banks. Savings deposits decreased $720,224, or 0.8% to $86,954,578 at March 31, 1999 from $87,674,802 at December 31, 1998. Advances from the Federal Home Loan Bank of Atlanta increased by $750,000, or 42.9% to $2,500,000 at March 31, 1999 from $1,750,000 at
December 31, 1998. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $336,871, or 41.0% to $1,158,496 at March 31, 1999 from $821,625 at December 31, 1998.  Other liabilities decreased $133,688,

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

or 21.2% from $629,204 at December 31, 1998 to $495,516 at March
31, 1999.

     The Company's stockholder's equity increased by $141,979, or 1.4% to $10,259,715 at March 31, 1999 from $10,117,736 at
December 31, 1998. The increase was primarily due to an increase in retained earnings of $116,979, or 2.1% to $5,660,939 at March 31, 1999 from $5,543,960 at December 31, 1998. The
Company paid its regular dividend of $.10 per share for the quarter ended March 31, 1999.

Results of Operations
---------------------

Three Months Ended March 31, 1999
---------------------------------

     Net income decreased $28,003, or 13.8% to $175,439 for the three months ended March 31, 1999, from $203,442 for the same period in 1998. The annualized return on average assets and annualized return on average equity were 0.70% and 6.88% respectively, for the three months ended March 31, 1999. This compares to an annualized return on average assets of 0.84% and 8.44% respectively for the same period in 1998.

     Net interest income, the Company's primary source of income, increased $57,283, or 6.9% to $890,044 for the three months ended March 31, 1999, from $832,761 for the three months ended March 31, 1998. The weighted average yield on all interest earning assets decreased from 8.14% for the three months ended March 31, 1998, to 7.90% for the three months ended March 31, 1999. The weighted average rate paid on interest bearing liabilities decreased from 4.72% for the three months ended March 31, 1998 to 4.33% for the three months ended March 31, 1999. The decrease was a result of a decrease in the average rate paid on deposits along with a decrease in the average balance outstanding.

     Interest on loans receivable increased by $63,713, or 4.1% to $1,633,336 for the three months ended March 31, 1999 from $1,569,623 for the three months ended March 31, 1998. The increase is attributable to an increase in the average balance outstanding. The weighted average yield decreased from 8.54% for the three months ended March 31, 1998 to 8.21% for the three months ended March 31, 1999. The average balance outstanding increased $6,099,025, or 8.3% to $79,615,466 for the three months ended March 31, 1999 from $73,516,441 for the three months ended March 31, 1998.

     Interest on mortgage backed securities decreased $19,546, or 29.7% to $46,289 for the three months ended March 31, 1999 from $65,835 for the three months ended March 31, 1998. The decrease is a result of a slight decrease in the average balance outstanding.

     Interest on investment securities decreased $33,782, or 25.3% to $99,500 for the three months ended March 31, 1999 from 133,282 for the three months ended March 31, 1998. The decrease is a result of an decrease the average balance outstanding and weighted average yield. Interest on other interest earning assets increased $7,946, or 10.5% to $83,863 for the three months ended March 31, 1999 from $75,917 for the three months ended March 31, 1998. Other investments primarily are short term liquidity accounts with variable rates.

     Interest paid on savings deposits decreased $38,551, or 3.9% to $942,321 for the three months ended March 31, 1999 from $980,872 for the three months ended March 31, 1998. The decrease was the result of a decrease in the weighted average yield on deposits. The

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

average balance outstanding increased $4,157,190, or 5.0% to $86,734,900 for the three months ended March 31, 1999 from $82,577,710 for the same period in 1998. The weighted average yield decreased from 4.74% for the three months ended March 31, 1998 to 4.34% for the three months ended March 31, 1999. Interest expense paid on borrowings remained stable for the period.


Provision for Loan Losses: Provisions for loan losses remained
-------------------------
stable for the period.

Noninterest income:  Noninterest income decreased $39,452, or
------------------
33.6% to $77,838 for the three months ended March 31, 1999 from $117,290 for the three months ended March 31, 1998. Loan servicing fees decreased 14.2%, down $2,294 for the three months ended March 31, 1999 over the same period in 1997. This was a result of the decrease in the average balance outstanding of the servicing portfolio. Gains on sale of loans decreased $12,885. The decrease was attributable to no sales of fixed rate real estate loans during the quarter. Commission income decreased $8,641, or 38.3% for the three months ended March 31, 1999 over the same period in 1997. The decrease was the result of rebate adjustments to our credit insurance commissions. Other fees decreased $12,715. Decreases were primarily attributable to the increase in expenses to other real estate owned properties.

Noninterest Expense.  Noninterest expense increased $34,459, or
-------------------
5.5% to $657,753 for the three months ended March 31, 1999 from $623,294 for the three months ended March 31, 1998. The Company experienced an increase in compensation and benefits of $6,427, or 1.9% to $352,022 for the three months ended March 31, 1999 from $345,595 for the three months ended March 31, 1998. The increase can be attributable to annual salary increases. Equipment and data processing expenses increased $14,484, or 23.0% to $77,474 for the three months ending March 31, 1999 from $62,990 for the three months ending March 31, 1998 as the result of the Company's year 2000 compliance plan. Other expenses increased $10,536, or 6.6% to $169,027 for the three months ending March 31, 1999 from $158,491 for the three months ending March 31, 1998. The increase is attributable to increases in loan expenses, accounting and audit expenses, conventions and meeting expenses, other operating expenses, and an unrealized loss on mortgage servicing rights.

Income Taxes.  Income tax expense for the three months ended
------------
March 31, 1999 and March 31, 1998 was $112,190 and $100,815
respectively, which equates to effective rates of 39.0% and 33.1%, respectively.

        CECIL BANCORP, INC. AND SUBSIDIARIES

   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Nonperforming Assets and Problem Loans
--------------------------------------

     Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at March 31, 1999:

                                           1999         1998
                                         --------     --------
Nonperforming loans:

Residential mortgage                      $437,915    $  371,552
Consumer and other                         102,347        39,396

Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                         187,742       691,638
                                          --------    ----------
Total Nonperforming Assets                $728,004    $1,102,586
                                          ========    ==========

     Residential mortgages classified consisted of 16 loans with balances ranging from $6,000 to $112,000. Classified consumer loans consisted of 8 loans with balances ranging from $200 to $69,000 as of March 31, 1999.

     The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrower's ability to repay, past collection experience, and risk characteristics.

        CECIL BANCORP, INC. AND SUBSIDIARIES

     Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CAPITAL ADEQUACY

The Company  Capital adequacy refers to the level of capital
-----------
required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Banks' The Office of Thrift Supervision ("OTS"), which is
----------
the banks' principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at March 31, 1999:

CECIL FEDERAL SAVINGS BANK

                             Tangible     Core     Risk Based
----------------------------------------------------------------
Available capital             $8,065      $8,065     $8,274
Required capital               1,082       2,886      3,616
                              ------      ------     ------
Excess                        $6,983      $5,179     $4,658
                              ======      ======     ======


Available capital              11.18%      11.18%     18.30%
Required capital                1.50%       4.00%      8.00%
                              ------      ------     ------
Excess                          9.68%       7.18%     10.30%
                              ======      ======     ======
COLUMBIAN BANK, F.S.B.

                             Tangible     Core     Risk Based
----------------------------------------------------------------
Available capital             $2,147      $2,147     $2,250
Required capital                 441       1,175      1,042
                              ------      ------     ------
Excess                        $1,706      $  972     $1,208
                              ======      ======     ======


Available capital               7.31%       7.31%    17.27%
Required capital                1.50%       4.00%     8.00%
                              ------      ------     ------
Excess                          5.81%       3.31%     9.27%
                              ======      ======     ======

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

                                Tangible     Core     Risk Based
----------------------------------------------------------------
Well capitalized                  5+%         6+%        10+%
Adequately capitalized          4%-4.99%    4%-5.99%    8%-9.99%
Undercapitalized                3%-3.99%    3%-3.99%    6%-7.99%
Significantly undercapitalized  2%-2.99%    2%-2.99%    0%-5.99%
Critically undercapitalized     0%-1.99%      -           -
________________________________________________________________

     On March 31, 1999, the Banks' capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks' to pay lower deposit insurance premiums.

        CECIL BANCORP, INC. AND SUBSIDIARIES
                                                            PAGE
                                                            ----
PART II.  Other Information:

 Item 1.  Legal Proceedings -
          Not Applicable

 Item 2.  Changes in Securities -
          Not Applicable

 Item 3.  Defaults Upon Senior Securities -
          Not Applicable

 Item 4.  Submission of Matters to a Vote of Security
          Holders                                            21


 Item 5.  Other Information -
          Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K -
          No reports on Form 8-K were filed during the three months ended March 31, 1999

          Exhibit 27 - Financial Data Schedule

        CECIL BANCORP, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on April 21, 1999, at 10:00a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominee for directors as listed in the proxy statement were elected with the following vote:





                                         Shares                    Shares
                                         Voted       Shares          Not
                                         "For"      "Withheld"      Voted
     To serve for a three-year term:

     Donald F. Angert                    469,358       13,868       124,484
     Robert L. Johnson                   469,957       13,269       124,484
     Doris P. Scott                      427,108       56,118       124,484
     Howard B. Tome                      469,957       13,269       124,484

     To serve for a two-year term:

     Matthew G. Bathon                   464,862       18,364       124,484
     Charles F. Sposato                  466,912       16,314       124,484

               CECIL BANCORP INC. AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CECIL BANCORP, INC.



Date: May 7, 1999              By: /s/  Mary Beyer Halsey
                                  ----------------------------
                                  Mary Beyer Halsey
                                  President
                                  Chief Executive Officer