Form 10QSB
period 1999-06-30
CECIL BANCORP INC
filed 1999-08-12
CIK 926865

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

________________________________________________________________

                           FORM 10-QSB

[  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE EXCHANGE ACT

For the transition period from __________ to _____________.


               Commission File Number:  0-24926
                                        -------

                     CECIL BANCORP, INC.
            ------------------------------------
   (Exact name of registrant as specified in its charter)

           Maryland                             52-1883546
--------------------------------         -----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification number)


127 North Street, Elkton, Maryland                21921
----------------------------------        ----------------------
   (Address of principal                       (Zip Code)
     executive office)


                          410 398-1650
    -----------------------------------------------------
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X          No
                         __________        __________


            Number of shares outstanding of common stock
                      as of June 30, 1999

$0.01 par value common stock                   609,772 shares
----------------------------                -------------------
           Class                                Outstanding

                CECIL BANCORP INC., AND SUBSIDIARIES


                              CONTENTS

                                                           PAGE
                                                           ----
PART I.    FINANCIAL INFORMATION

      ITEM 1.     Financial Statements (unaudited)

                  Consolidated Condensed Statements of
                  Financial Condition - June 30, 1999
                  and December 31, 1998                     3-4

                  Consolidated Condensed Statements of
                  Income and Comprehensive Income for
                  Six Months Ended and Three Months
                  Ended June 30, 1999 and June 30,
                  1998                                      5-6

                  Consolidated Condensed Statements
                  of Cash Flows for Six Months Ended
                  June 30, 1999 and June 30, 1998           7-8

                  Notes to Consolidated Condensed
                  Financial Statements                        9


ITEM 2.           Managements Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                           10-20


PART II.   OTHER INFORMATION                                 21

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           ----------------------------------------------


                             ASSETS
                             ------


                                                              June 30,        December 31,
                                                                1999             1998
                                                           --------------   --------------
                                                            (Unaudited)
Cash                                                       $  4,428,868     $  2,725,430
Cash - Interest bearing                                       1,783,585        6,211,760
Federal funds sold                                            1,075,000        1,125,000
Investment securities
       Securities held-to-maturity, at cost                   6,014,349        4,228,742
       Securities available-for-sale at estimated
         market value                                         1,289,976        4,091,843
Mortgage-backed securities
       Securities held-to-maturity, at cost                   1,349,113        2,046,983
       Securities available-for-sale at estimated
          market value                                          650,571          863,260
Loans held for sale, at lower of cost or market               2,338,905        2,515,151
Loans receivable, net                                        78,624,259       74,545,912
Real estate owned                                               254,994          187,742
Office properties, equipment and leasehold
       improvements at cost, less accumulated
       depreciation and amortization                          1,131,129        1,112,507
Stock in Federal Home Loan Bank of
       Atlanta - at cost                                        657,800          672,300
Accrued interest receivable                                     608,380          597,922
Mortgage servicing rights                                       103,789          123,541
Prepaid expenses                                                 92,611           50,040
Deferred taxes                                                  182,127          114,891
Other assets                                                    134,017           11,391
                                                           ------------     ------------
      TOTAL ASSETS                                         $100,719,473     $101,224,415
                                                           ============     ============


                 CECIL BANCORP, INC. AND SUBSIDIARIES
                 ------------------------------------
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           ----------------------------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                                                              June 30,        December 31,
                                                                1999             1998
                                                           --------------   --------------
                                                            (Unaudited)
LIABILITIES
       Savings deposits                                     $ 84,601,704    $ 87,674,802
       Advance payments by borrowers for
          property taxes and insurance                         1,438,622         821,625
       Employee stock ownership debt                             231,048         231,048
       Other liabilities                                         461,559         629,204
       Advances from Federal Home Loan Bank
          of Atlanta                                           3,500,000       1,750,000
                                                           -------------    ------------
          TOTAL LIABILITIES                                   90,232,933      91,106,679
                                                           -------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value
         Authorized:  4,000,000 shares
         Issued and outstanding:  609,793 shares
           at June 30, 1999 and 606,494 at
           December 31, 1998                                       6,098           6,065
       Additional paid in capital                              4,972,035       4,863,511
       Employee stock ownership debt                            (231,048)       (231,048)
       Deferred compensation - Management
          Recognition Plan                                       (45,383)        (80,676)
       Retained earnings, substantially
          restricted                                           5,789,236       5,543,960
       Accumulated other comprehensive income                     (4,398)         15,924
                                                           -------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                          10,486,540      10,117,736
                                                           -------------    ------------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $100,719,473    $101,224,415
                                                           =============    ============


              CECIL BANCORP, INC. AND SUBSIDIARIES
              ------------------------------------
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   ----------------------------------------------------------

                                     Quarter Ended June 30,     Six Months Ended June 30,
                                    ------------------------    --------------------------
                                       1999          1998          1999            1998
                                    ----------    ----------    ----------      ----------
INTEREST INCOME                                      (1)                           (1)
   Loans receivable                 $1,644,863    $1,654,058    $3,278,199     $3,223,681
   Mortgage-backed securities           33,413        60,048        79,702        125,882
   Investment securities                95,807       156,184       195,307        289,466
   Other interest-earning assets        84,735        77,107       168,599        153,024
                                    ----------    ----------    ----------     ----------
      Total interest income          1,858,818     1,947,397     3,721,807      3,792,053
                                    ----------    ----------    ----------     ----------

INTEREST EXPENSE
   Interest expense on deposits        900,874       993,398     1,843,195      1,974,270
   Borrowing                            30,612        33,504        61,235         64,528
                                    ----------    ----------    ----------     ----------
      Total interest expense           931,486     1,026,902     1,904,430      2,038,798
                                    ----------    ----------    ----------     ----------

      Net interest income              927,332       920,495    1,817,377       1,753,255
   Provision for loan losses            22,500        22,500       45,000          45,000
                                    ----------    ----------    ---------      ----------
      Net interest income after
         provision for loan losses     904,832       897,995    1,772,377       1,708,255
                                    ----------    ----------    ---------      ----------

NONINTEREST INCOME
   Loan service charges                 10,743        15,967       24,617          32,135
   Dividends on FHLB stock              12,457        11,920       25,078          23,762
   Gain on sale of loans                23,971        20,641       23,971          33,526
   Unrealized loss on loans
      held for sale                    (47,773)                   (47,773)
   Commission income                    37,069        16,929       51,011          39,513
   Checking account fees                47,633        35,898       85,034          72,411
   Other                                 2,077        26,578        1,106          43,878
                                    ----------    ----------    ---------      ----------
      Total noninterest income          86,177       127,933      163,044         245,225
                                    ----------    ----------    ---------      ----------
NONINTEREST EXPENSE
   Compensation and benefits           365,512       347,327      717,534         692,922
   Occupancy                            33,910        35,662       69,062          71,095
   Equipment and data processing
      expense                           82,847        59,573      160,321         122,563
   SAIF deposit insurance premium       21,365        20,891       42,718          41,676
   Merger expense                                     51,136                       51,136
   Other                               198,882       179,582      369,663         338,072
                                    ----------    ----------    ---------      ----------
      Total noninterest expense        702,516       694,171    1,359,298       1,317,464
                                    ----------    ----------    ---------      ----------
      Income before income taxes       288,493       331,757      576,123         636,016
                                    ----------    ----------    ---------      ----------
INCOME TAXES
  Current                              122,924       133,881      268,376         256,195
  Deferred                             (21,188)        2,905      (54,450)        (18,594)
                                    ----------    ----------    ---------      ----------
      Total income taxes               101,736       136,786      213,926         237,601
                                    ----------    ----------   ----------      ----------
NET INCOME                          $  186,757    $  194,971   $  362,197      $  398,415
                                    ==========    ==========   ==========      ==========

(1)  Restated due to pooling of interest transaction completed September 30, 1998

                CECIL BANCORP, INC. AND SUBSIDIARIES
                ------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     ----------------------------------------------------------
                            (Continued)

                                     Quarter Ended June 30,     Six Months Ended June 30,
                                    ------------------------    --------------------------
                                       1999          1998          1999            1998
                                    ----------    ----------    ----------      ----------
                                                     (1)                            (1)
NET INCOME                           $  186,757   $  194,971     $  362,197     $  398,415

OTHER COMPREHENSIVE LOSS
   Unrealized losses on investment
      securities, net of deferred
      taxes                              (4,853)      (5,588)      (20,322)       (11,023)
                                     ----------   ----------     ---------      ---------

TOTAL COMPREHENSIVE INCOME           $  181,904   $  189,383     $  341,875     $  387,392
                                     ==========   ==========     ==========     ==========


Earnings per common share and
   common share equivalent           $     0.32   $     0.34     $     0.62     $     0.70
                                     ==========   ==========     ==========     ==========

Earnings per common share -
   assuming full dilution            $     0.31   $     0.34     $     0.61     $     0.68
                                     ==========   ==========     ==========     ==========


(1)  Restated due to pooling of interest transaction completed September 30, 1998


                CECIL BANCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------

                                                             Six Months Ended June 30,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             (1)
   Interest and fees received on loans and
      investments                                        $  3,914,561       $  3,980,140
   Cash paid to suppliers and employees                    (1,424,892)        (1,254,882)
   Proceeds from sale of loans                              1,149,335          1,249,567
   Origination of loans held for sale                      (3,060,300)        (2,125,200)
   Interest paid                                           (1,904,430)        (2,038,798)
   Income taxes paid                                         (409,740)          (456,464)
                                                         ------------       ------------
     NET CASH USED BY OPERATING ACTIVITIES                 (1,735,466)          (645,637)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale and maturities of investment
      securities                                            3,000,000          4,400,000
   Proceeds from maturities of mortgage-backed
      securities                                              909,239            582,698
   Purchases of investment securities                      (4,796,726)        (4,560,089)
      Proceeds from sales of investment securities
      available-for-sale                                    2,784,584
   Loans originated                                       (18,220,598)       (16,498,592)
   Principal collected on loans                            16,160,660         13,385,961
   Purchases of office properties, equipment and
      leasehold improvements                                  (84,265)           (48,381)
   Proceeds from sales of real estate owned                    23,425            331,668
   Purchase of real estate owned                              (90,677)          (146,071)
   Proceeds from sale of stock in Federal Home
      Loan Bank of Atlanta                                     27,700
   Purchase of stock in Federal Home Loan
      Bank of Atlanta                                         (13,200)           (19,600)
                                                         ------------       ------------
      NET CASH USED BY INVESTING ACTIVITIES                  (299,858)        (2,572,406)
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW
      accounts, and savings accounts                       19,972,192         28,242,199
   Proceeds from sales of certificates                      5,728,887          4,018,708
   Payments of maturing certificates of deposits          (28,774,177)       (29,134,370)
   Increase in advance payments by borrowers for
      property taxes and insurance                            616,997            515,358
   Proceeds from issuance of common stock                      83,609             10,800
   Advances from Federal Home Loan Bank of Atlanta          1,750,000            250,000
   Dividends paid                                            (116,921)           (96,427)
                                                         ------------       ------------
      NET CASH (USED) PROVIDED BY FINANCING
        ACTIVITIES                                           (739,413)         3,806,268
                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,774,737)           588,225

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                     10,062,190          4,318,392
                                                         ------------       ------------
   END OF PERIOD                                         $  7,287,453       $  4,906,617
                                                         ============       ============


(1)  Restated due to pooling of interest transactions completed September 30, 1998

                CECIL BANCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------

                            (Continued)




                                                           Six Months Ended June 30,
                                                         ----------------------------
                                                            1999             1998
                                                         ---------         ---------
RECONCILIATION OF NET INCOME TO NET CASH
       USED BY OPERATING ACTIVITIES

Net Income                                               $  362,197         $  398,415

Adjustments to reconcile net income to
   net cash used by operating
   activities:
     Gain on sale of investments                                                (4,583)
     Depreciation                                            65,643             44,129
     Provision for loan losses                               45,000             45,000
     Amortization of investment security
        premiums                                             11,639                740
     Stock dividends                                        (15,025)           (15,508)
     Increase in accrued interest receivable                (10,458)              (974)
     Increase in deferred taxes                             (54,450)
     (Increase) decrease in mortgage servicing rights        19,752             (7,870)
     (Increase) decrease in prepaid expenses                (42,571)            11,760
     Increase in other assets                              (122,626)              (486)
     Decrease in other liabilities                         (167,645)          (249,583)
     Increase in loans held for sale                     (1,887,163)          (909,159)
     Decrease in deferred tax liability                                        (18,594)
     Distribution from MRP Trust                             60,241             61,076
                                                        -----------        -----------

                                                         (2,097,663)        (1,044,052)
                                                        -----------        -----------
                                                        $(1,735,466)       $  (645,637)
                                                        ===========        ===========

(1)  Restated due to pooling of interest transactions completed September 30, 1998

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ------------------------------------------------------
                          JUNE 30, 1999
                          -------------


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

(2)  Earnings per Share
     ------------------

     Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 584,456 and 568,173 in 1999 and 1998, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 595,875 and 582,150, respectively.

(3)  Other Financial Information
     ---------------------------

     Simon, Master & Sidlow, P.A., Cecil Bancorp's independent certified public accountants, performed a limited review of the financial data presented on pages 1 through 5 inclu-sive. The review was performed in accordance with stan-dards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Simon, Master & Sidlow, P.A. did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Simon, Master & Sidlow, P.A. as a result of their review.

                 CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


               BUSINESS OF THE COMPANY AND THE BANK

CECIL BANCORP, INC.

     Cecil Bancorp, Inc.(the "Company") was incorporated under the laws of the State of Maryland in July 1994 at the direction of the Board of Directors of Cecil Federal Savings Bank ("Cecil Federal") for the purpose of serving as a savings institution holding company of Cecil Federal upon the acquisition of all of the capital stock issued by Cecil Federal in its conversion from mutual to stock form (the "Conversion"). Substantially all of the Company's assets consists of the outstanding capital stock of Cecil Federal. On September 30, 1998, the Company completed its acquisition of Columbian Bank, a Federal Savings Bank ("Columbian") through the exchange of 1.7021 shares of Company Common Stock for each outstanding shares of Columbian Common Stock in a transaction valued at approximately $2.8 million.
The Company holds all of the stock of Cecil Federal and Columbian and operates them as two separate savings institutions. Together, Cecil Federal and Columbian are referred to herein as the "Banks". The Company's principal business is the business of Cecil Federal and its wholly owned subsidiaries, and of Columbian. Therefore, most of the discussion in this Annual Report relates to the business of the Banks rather than the business of the Company.

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

     Cecil Federal's primary business is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil County, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, con-struction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds.

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

     Cecil Federal's main office is located at 127 North Street,
Elkton, Maryland and its phone number is (410) 398-1650.
                               10

               CECIL BANCORP, INC. AND SUBSIDIARIES
   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PROPOSED TRANSACTIONS:

     On June 7, 1999, Cecil Federal Savings Bank, a wholly owned subsidiary of Cecil Bancorp, Inc. reached an agreement with Susquehanna Bank ("Susquehanna"), a subsidiary of Susquehanna Bancshares, Inc., to acquire Susquehanna's two branch offices located in Elkton, Maryland.

     Under the terms of the agreement with Susquehanna, Cecil Federal will assume deposits of Susquehanna's two branch offices and certain other assets, subject to regulatory approval and certain other conditions. The deposits of these branch offices totaled approximately $23.5 million at May 31, 1999. The transaction is expected to be completed in the Fall of 1999.

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

     Columbian's office is located at 303-307 St. John Street,
Havre de Grace, Maryland, and its phone number is (410)
939-2313.


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

     The Banks' cost of funds are influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

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


YEAR 2000 READINESS DISCLOSURE

     As the Year 2000 approaches, there is growing concern that many computers and computer systems could malfunction. Finan-cial institutions, as with many other industries, could be faced with errors in their account processing, payment systems, ATM systems, security systems, or virtually any system controlled by a computer.

     The cause is rooted in the programming of the date field within computer systems and software. For many years, computer systems were designed to record only the last two digits of the year in the date field in order to save costly data storage space. This programming concept works well while we are still in the 1900's. This concept does not work well for the Year 2000, as that year could be read by a computer to mean 1900.
                               12

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

Validation Phase:  The Banks will validate any decision making
----------------   by thoroughly assessing the systems compati-
bility with the Year 2000 issues. Validations will be recorded and presented to the Board of Directors. The target date for the validation phase is March 31, 1999. The Banks will share testing information with each other to minimize the amount of testing on the same systems. Software and system testing will be done on an ongoing basis through the end of March 1999.

Implementation Phase:  The Banks will monitor the implementation
--------------------   of the Year 2000 assessment and report
results to the Board of Directors. The Banks will continue to stress with their vendors the importance of this project. The Banks will keep in continual contact with its vendors until a final solution and implementation has been completed. All plans are to be completed as outlined above. The implementation phase has been completed. All major systems and software have been tested, upgraded, and implemented.

Contingency Plan:  The Banks have prepared a contingency plan
----------------   that allows for the manual processing of
transactions and reporting. The plan designates the training and implementation of the manual operation in a worst case scenario. The Contingency Plan is being updated in conjunction with our Disaster Recovery Plan. The Contingency Plan has been updated and testing of the plan will take place in the during the third and fourth quarters of 1999. The employees will be trained in the handling of manual processes during the fourth quarter of 1999.

Customer Awareness: The Banks feel that customer awareness is ------------------ key to the Year 2000 efforts. The Banks have been following the program set down by the association, Americas Community Bankers. This program is a comprehensive plan on informing the

                CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

banks customers about Year 2000 issues, plans, and programs. The Banks have implemented an ongoing program of information that is being sent to customers on a regular basis. In addition, the Banks have a developed an employee training program that makes the employees aware of many Year 2000 issues and how to respond to customer inquiries as to the Banks' plans for Year 2000 compliance.

     The Banks have also undertaken an effort to reach all business customers via mail to explain how the Year 2000 issue affects their business. All businesses need to be aware of the Year 2000 issue and make attempts to correct any possible problems.

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

     Management intends to continue to concentrate on main-taining its interest rate spread in a manner consistent with its lending policies, which is principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed rate mortgage loans in its primary market area.

FINANCIAL CONDITION
-------------------

Comparison of financial condition at June 30, 1999 and December
31, 1998.

     The Company's total assets at June 30, 1999 decreased $627,568 or 0.6% to $100,719,473 from $101,224,415 at December
31, 1998. The decrease was primarily the result of a decrease in interest-bearing cash, investments held for sale, and loans-held-for-sale. Total liabilities decreased $873,746 or 1.0% to $90,233,933 at June 30, 1999 from $91,106,679 at December 31,
1998. This decrease was primarily the result of a decrease in savings deposits. Stockholder's equity increased $368,804 or 3.6%.

     Cash increased $1,703,438 or 62.5% to $4,428,868 at June
30, 1999 from $2,725,430 at December 31, 1998. Interest-bearing cash decreased $4,428,175 or 71.3% to $1,783,585 at June 30,
1999 from $6,211,760 at December 31, 1998. The decreases in cash were primarily due to a decrease in deposits and increase in loans receivable.
                              14

               CECIL BANCORP, INC. AND SUBSIDIARIES
   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


     Loans receivable increased $4,078,347 or 5.5% to $78,624,259 at June 30, 1999 from $74,545,912 at December 31,
1998. The increase in loans receivable was a result of increased loan originations. The loans-held-for sale portfolio decreased $176,246 or 7.0% to $2,338,905 at June 30, 1999 from
$2,515,151 at December 31, 1998. The decrease was a result of a large loan sale during the quarter. Loans held-for-sale will continue to be sold to fund portfolio needs. Real estate owned increased $67,252 or 35.89% to $254,994 at June 30, 1999 from
$187,742 at December 31, 1998.

     Total savings deposits decreased $3,073,098 or 3.5% to $84,601,704 at June 30, 1999 from $87,674,802 at December 31,
1998. Decreases are attributable to conservative pricing of deposit rates. Escrows held for the payments of taxes and insurances increased $616,997 or 75.1% to $1,438,622 at June 30, 1999 from $821,625 at December 31, 1998. Increases are attributable to changes in the calculation of reserves on mortgage escrow accounts. Advances from the Federal Home Loan Bank of Atlanta increased $1,750,000 or 100.0% to $3,500,000 at June 30, 1999 from $1,750,000 at December 31, 1998. Increases were due to general funding needs.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1999   Net income for the three
--------------------------------   month period ended June
30, 1999 decreased $8,214 or 4.2% to $186,757 as compared to net income for the same period in 1998 of $194,971. The annualized return on average assets and annualized return on average equity were 0.74% and 7.17% respectively, for the three-month period ended June 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of 0.80% and 7.95% respectively, for the same period in 1998.

     Net interest income, the Company's primary source of income, increased 0.7%, or $6,837 for the three months ended June 30, 1999, over the same period in 1998. The weighted average yield on interest earning assets decreased from 8.37% for the three months ended June 30, 1998 to 7.88% for the three months ended June 30, 1999. The weighted average rate paid on interest bearing liabilities decreased from 4.71% for the three months ended June 30, 1998 to 4.18% for the three months ended June 30, 1999.

     Interest on loans receivable decreased by $9,195 or 0.6%, from $1,654,058 for the three months ended June 30, 1998 to $1,644,863 for the three months ended June 30, 1999. The decrease is attributable to an decrease in the average weighted yield which was offset by an increase in the average balance outstanding. The weighted average yield decreased from 8.64% for the three months ended June 30, 1998 to 8.14% for the three months ended June 30, 1999.

     Interest on mortgage backed securities decreased $26,635 or 44.4%, from $60,048 for the three months ended June 30, 1998 to $33,413 for the three months ended June 30, 1999. The decrease was the result of an decrease in the average outstanding balance. Interest on investment securities decreased $60,377 or 38.7% from $156,184 for the three months ended June 30, 1998 to $95,807 for the three months ended June 30, 1999. The average outstanding balance decreased $1,669,008 for the three months ended June 30, 1999 over the three months ended June 30, 1998. The weighted average yield decreased from 6.75% for the three months ended June 30, 1998 to 5.05% for the three months ended June 30, 1999.

               CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


     Interest on other interest earning assets increased $7,628, or 9.9% from $77,107 for the three months ended June 30, 1998 to $84,735 for the three months ended June 30, 1999. The average outstanding balance increased slightly, which was offset by a slight decrease in the average yield.

     Interest on savings deposits decreased $92,524 or 9.3% from $993,398 for the three months ended June 30, 1998 to $900,874 for the three months ended June 30, 1999. The average balance outstanding increased $1,618,582 for the period noted above.
The weighted average rate paid on deposits decreased from 4.73% for the three months ended June 30, 1998 to 4.21% for the three months ended June 30, 1999. Interest expense paid on borrowings decreased $2,892, or 8.6% from $33,504 for the three months ended June 30, 1998 to $30,612 for the three months ended June 30, 1999.

     Noninterest income decreased 32.6%, down $41,756 for the three months ended June 30, 1999, over the same period in 1998. Loan servicing fees decreased 32.7%, down $5,224 for the three months ended June 30, 1999 over the same period in 1998. There was an increase in gains on the sale of loans for the three months ended June 30, 1999 of $3,330 over the same period in 1998. This increase was attributable to the Banks' decision to continually sell loans on the secondary market during 1999 to fund portfolio needs. Checking account fees increased $11,735, or 32.7% Increases in this area can be primarily attributable to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers.

     Noninterest expense increased 1.2%, up $8,345 for the three months ended June 30, 1999, over the same period in 1998. Compensation and benefits increased 5.2% for the three months ended June 30, 1999 over the same period in 1998, which is a result of general merit increases plus one additional employee and costs of benefits. Equipment and data processing expenses increased 39.1% for the three months ended June 30, 1999 over the same period in 1998 as a result of the Company's year 2000 compliance plan. The SAIF deposit premium remained stable for the three months ended June 30, 1999 over the same period in 1998. Other expenses increased by 10.7% for the three months ended June 30, 1999 over the same period in 1998, as a result of increased legal expenses, accounting and audit expenses, meeting expenses, and charitable contributions.

     Income tax expense for the three-month period ended June
30, 1999 and 1998 was $101,736 and $136,786, respectively, which equates to effective rates of 35.3% and 41.2% respectively.

Six Months Ended June 30, 1999 Net income for the six-month ------------------------------ period ended June 30, 1999 decreased $36,218 or 9.1% to $362,197, compared to net income of $398,415 for the same period in 1998. The annualized return on average assets and annualized return on average equity were 0.72% and 7.03% respectively, for the six-month period ended June 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of 0.82% and 8.19% respectively, for the same period in 1998.

     Net interest income, the Company=s primary source of income, increased 3.8% up $64,122 for the six months ended June 30, 1999, over the same period in 1998. The weighted average yield on interest earning assets increased from 8.26% for the six months ended June 30, 1998 to 7.89% for the six months ended June 30, 1999. The

               CECIL BANCORP, INC. AND SUBSIDIARIES
   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

weighted average rate paid on interest bearing liabilities decreased from 4.72% for the six months ended June 30, 1998 to 4.26% for the six months ended June 30, 1999.

     Interest on loans receivable increased by $54,518 or 1.7%, from $3,223,681 for the six months ended June 30, 1998 to $3,278,199 for the six months ended June 30, 1999. The average balance outstanding increased $5,134,822. The weighted average yield decreased from 8.59% for the six months ended June 30, 1998 to 8.18% for the six months ended June 30, 1999.

     Interest on mortgage backed securities decreased $46,180 or 36.7%, from $125,882 for the six months ended June 30, 1998 to $79,702 for the six months ended June 30, 1999. The average outstanding balance decreased $1,544,926 for the six months ended June 30, 1999 from the same period ended 1998, with the weighted average yield increasing from 6.61% for the six months ended June 30, 1998 to 7.04% for the six months ended June 30, 1999.

     Interest on other interest earning assets increased $15,575, or 10.2%, from $153,024 for the six months ended June 30, 1998 to $168,599 for the same period in 1998. The weighted average yield increased from 7.92% for the six months ended June 30, 1996 to 7.96% for the six months ended June 30, 1999. The average outstanding balance increased $374,701 from $3,863,135 for the six months ended June 30, 1998 to $4,237,836 for the six months ended June 30, 1999.

     Interest on savings deposits decreased $131,075, or 6.6% from $1,974,270 for the six months ended June 30, 1998 to $1,834,195 for the six months ended June 30, 1999. The average balance outstanding increased $2,887,886 for the period noted above. The weighted average rate paid on deposits decreased from 4.74% for the six months ended June 30, 1998 to 4.27% for the six months ended June 30, 1999. Interest expense paid on borrowings decreased $3,293, or 5.1% from $64,528 for the six months ended June 30, 1998 to $61,235 for the six months ended June 30, 1999. Decreases are attributable to decreases in the weighted average cost of funds, which were offset by a slight increase in the average balance outstanding.

     Noninterest income decreased $82,181 or 33.5% to $163,044 for the six months ended June 30, 1999 from $245,225 for the same period in 1998. Gain on sale of loans was down $9,555 or 28.5% for the six months ended June 30, 1999 over the same period in 1998, as a result of fewer sales of fixed rate loans in the secondary market. Commission income increased $11,498, or 29.1% for the six months ended June 30, 1999 over the same period in 1998. The increase was the result of increased sales of insurance and investments products. Other fees decreased 97.5% down $42,772 for the six months ended June 30, 1999 over the same period in 1998. Decreases were primarily attributable to the increase in expenses to other real estate owned properties and the amortization of mortgage servicing rights.

     Noninterest expense increased $41,834 or 3.2% to $1,359,298 for the six-month period ended June 30, 1999 from $1,317,464 for the six months ended June 30, 1998. The SAIF deposit premium remained stable for the six months ended June 30, 1999, compared to the same period in 1998. Other expenses increased 10.7%, up $19,300 for the six-month period ended June 30, 1999, over the same period in 1998. The increase was attributable to an increase in audit and accounting fees, loan expenses, postage, mortgage loans held for sale valuation allowances, and mortgage servicing rights valuation allowance.
                                17

                CECIL BANCORP, INC. AND SUBSIDIARIES
     Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     Income tax expense for the six-month period ended June 30, 1999 and 1998 was $213,926 and $237,601 which equates to effec-tive rates of 37.1% and 37.4% respectively.

Nonperforming Assets and Problem Loans
--------------------------------------

     Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, con-sisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at June 30, 1999:

                                                     1999                 1998
                                                  -----------          -----------
Nonperforming loans:

Residential mortgage                              $  821,136           $  933,380
Consumer and other                                   128,147               26,850


Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                                  254,994              359,970
                                                 ----------           ----------
Total Nonperforming Assets                       $1,204,277           $1,320,200
                                                 ==========           ==========


     Residential mortgages classified consisted of 17 loans with balances ranging from $5,000 to $165,000. Classified consumer loans consisted of 12 loans with balances ranging from $1,000 to $71,000 as of June 30, 1999.

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

The Banks'   The Office of Thrift Supervision ("OTS"), which is
---------    both Banks' principle regulator, has established
requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at June 30, 1999:


CECIL FEDERAL SAVINGS BANK

                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
Available capital                  $8,233           $8,233           $8,466
Required capital                    1,079            2,878            3,721
                                   ------           ------           ------
Excess                             $7,154           $5,355           $4,745
                                   ======           ======           ======


Available capital                   11.44%           11.44%           18.20%
Required capital                     1.50%            4.00%            8.00%
                                   ------           ------           ------
Excess                               9.94%            7.44%           10.20%
                                   ======           ======           ======



COLUMBIAN BANK, F.S.B.


                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
Available capital                  $2,191           $2,191           $2,294
Required capital                      431            1,148            1,168
                                   ------           ------           ------
Excess                             $1,760           $1,043           $1,126
                                   ======           ======           ======


Available capital                   7.63%            7.63%            15.71%
Required capital                    1.50%            4.00%             8.00%
                                   ------           ------           ------
Excess                              6.13%            3.63%             7.71%
                                   ======           ======           ======

                CECIL BANCORP, INC. AND SUBSIDIARIES
     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


     The Federal Deposit Improvement Act of 1991 ("FDICIA") established five capital categories which are used to determine the rate of deposit insurance premiums paid by insured insti-tutions, thus introducing the concept of risk adjusted premiums. This act has the effect of requiring weaker banks to pay higher insurance premiums while allowing healthier , well capitalized banks to pay lower premiums. The following table summarizes the five capital categories and the minimum capital requirements for each of the three capital requirements:


                                  Tangible           Core          Risk-Based
_____________________________________________________________________________
Well capitalized                    5+%              6+%             10+%
Adequately capitalized            4%-4.99%         4%-5.99%        8%-9.99%
Undercapitalized                  3%-3.99%         3%-3.99%        6%-7.99%
Significantly undercapitalized    2%-2.99%         2%-2.99%        0%-5.99%
Critically undercapitalized       0%-1.99%              --              --
_____________________________________________________________________________

     On June 30, 1999, the Banks' capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks' to pay lower deposit insurance premiums.

                CECIL BANCORP, INC. AND SUBSIDIARIES


PART II.   Other Information:


    Item 1.  Legal Proceedings -
              Not Applicable

    Item 2.  Changes in Securities -
              Not Applicable

    Item 3.  Defaults Upon Senior Securities -
              Not Applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

             On April 21, 1999, the Registrant held its Annual Meeting of Stockholders. Information regarding this meeting was previously reported in the Form 10-QSB for the quarter ended March 31, 1999.

    Item 5.  Other Information -
              Not Applicable

    Item 6.  Exhibits and Reports on Form 8-K -

            (a)  Exhibits
                 Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K

                 On June 10, 1999, the Company filed a Form 8-K announcing, under "Item 5. Other Events," that its Cecil Federal Subsidiary had reached agreement with Susquehanna Bank for Cecil Federal to acquire Susquehanna Bank's two branch offices located in Elkton, Maryland. These branches had total deposits of $23.5 million at May 31, 1999. The transaction, which is subject to regulatory approval and the satisfaction of certain other conditions is expected to close in the Fall of 1999.

                CECIL BANCORP INC. AND SUBSIDIARIES



                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   CECIL BANCORP, INC.



Date:   August 10, 1999         By:  /s/  Mary Beyer Halsey
        ---------------              -------------------------
                                     Mary Beyer Halsey
                                     President
                                     Chief Executive Officer