Form 10QSB
period 1999-09-30
CECIL BANCORP INC
filed 1999-11-09
CIK 926865

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

________________________________________________________________

                           FORM 10-QSB

[  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

                     Yes     X          No
                         __________        __________


            Number of shares outstanding of common stock
                      as of September 30, 1999

$0.01 par value common stock                   612,422 shares
----------------------------                -------------------
           Class                                Outstanding

                CECIL BANCORP INC., AND SUBSIDIARIES


                              CONTENTS

                                                           PAGE
                                                           ----
PART I.    FINANCIAL INFORMATION

      ITEM 1.     Financial Statements (unaudited)

                  Consolidated Condensed Statements of
                  Financial Condition - September 30, 1999
                  and December 31, 1998                     3-4

                  Consolidated Condensed Statements of
                  Income and Comprehensive Income for
                  Nine Months Ended and Three Months
                  Ended September 30, 1999 and September
                  30, 1998                                  5-6

                  Consolidated Condensed Statements
                  of Cash Flows for Nine Months Ended
                  September 30, 1999 and September
                  30, 1998                                  7-8

                  Notes to Consolidated Condensed
                  Financial Statements                        9


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                           10-21


PART II.   OTHER INFORMATION                                 22

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           ----------------------------------------------


                             ASSETS
                             ------


                                                           September 30,      December 31,
                                                                1999             1998
                                                           --------------   --------------
                                                            (Unuadited)
Cash                                                       $  3,112,314      $  2,725,430
Cash - interest bearing                                       1,455,640         6,211,760
Federal funds sold                                              250,000         1,125,000
Investment securities
   Securities held-to-maturity, at cost                       5,509,880         4,228,742
   Securities available-for-sale at
     estimated market value                                  12,827,906         4,091,843
Mortgage-backed securities
   Securities held-to-maturity, at cost                       1,170,538         2,046,983
   Securities available-for-sale at
      estimated market value                                    621,763           863,260
Loans held for sale, at lower of cost
   or market                                                         --         2,515,151
Loans receivable, net                                        87,452,950        74,545,912
Real estate owned                                               254,994           187,742
Office properties, equipment and leasehold
   improvements at cost, less accumulated
   depreciation and amortization                              2,031,575         1,112,507
Stock in Federal Home Loan Bank of
   Atlanta - at cost                                            657,800           672,300
Accrued interest receivable                                     657,051           597,922
Mortgage servicing rights                                        96,898           123,541
Prepaid expenses                                                172,296            50,040
Deferred taxes                                                  184,852           114,891
Goodwill                                                      2,815,669                --
Other assets                                                    181,142            11,391
                                                           ------------      ------------
      TOTAL ASSETS                                         $119,453,268      $101,224,415
                                                           ============      ============



                 CECIL BANCORP, INC. AND SUBSIDIARIES
                 ------------------------------------
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           ----------------------------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                                                           September 30,      December 31,
                                                                1999             1998
                                                           --------------   --------------
                                                            (Unaudited)
LIABILITIES
   Savings deposits                                         $105,766,990     $ 87,674,802
   Advance payments by borrowers for
      property taxes and insurance                               479,877          821,625
   Employee stock ownership debt                                 231,048          231,048
   Other liabilities                                             528,849          629,204
   Advances from Federal Home Loan
      Bank of Atlanta                                          1,750,000        1,750,000
                                                            ------------     ------------
         TOTAL LIABILITIES                                   108,756,764       91,106,679
                                                            ------------     ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value
      Authorized:  4,000,000 shares
      Issued and outstanding: 612,443 shares at
         September 30, 1999 and 606,494 at
         December 31, 1998                                         6,124            6,065
   Additional paid in capital                                  5,038,028        4,863,511
   Employee stock ownership debt                                (231,048)        (231,048)
   Deferred compensation - Management
      Recognition Plan                                           (45,383)         (80,676)
   Retained earnings, substantially restricted                 5,935,441        5,543,960
   Accumulated other comprehensive income (loss)                  (6,658)          15,924
                                                            ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                           10,696,504       10,117,736
                                                            ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $119,453,268     $101,224,415
                                                            ============     ============


              CECIL BANCORP, INC. AND SUBSIDIARIES
              ------------------------------------
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   ----------------------------------------------------------

                                          Quarter Ended             Nine Months Ended
                                           September 30,              September 30,
                                    ------------------------    --------------------------
                                       1999          1998          1999            1998
                                    ----------    ----------    ----------      ----------
                                   (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
INTEREST INCOME
   Loans receivable                 $1,669,432     $1,639,886   $4,947,631      $4,863,567
   Mortgage-backed securities           28,951         52,957      108,654         178,840
   Investment securities                93,702        147,143      289,009         425,247
   Other interest-earning assets        68,903         71,136      237,502         225,944
                                    ----------     ----------   ----------      ----------
     Total interest income           1,860,988      1,911,122    5,582,796       5,693,598

INTEREST EXPENSE
   Interest expense on deposits        900,192      1,018,419    2,743,388       2,990,675
   Borrowing                            70,325         22,587      131,560          87,115
                                    ----------     ----------   ----------      ----------
     Total interest expense            970,517      1,041,006    2,874,948       3,077,790
                                    ----------     ----------   ----------      ----------

     Net interest income               890,471        870,116    2,707,848       2,615,808
   Provision for loan losses            22,500         22,500       67,500          67,500
                                    ----------     ----------   ----------      ----------
     Net interest income after
        provision for loan losses      867,971        847,616    2,640,348       2,548,308

NONINTEREST INCOME
   Loan service charges                 13,945         31,283       38,561          49,234
   Dividends on FHLB stock              12,183         12,571       37,261          36,333
   Gain on sale of loans                    --             --       23,971          33,526
   Unrealized gain on loans held
     for sale                           47,773             --           --              --
   Commission income                    26,222         19,486       77,234          58,999
   Checking account fees                49,689         45,784      134,723         115,588
   Other                                18,249         21,585       19,355          78,041
                                    ----------     ----------   ----------      ----------
     Total noninterest income          168,061        130,709      331,105         371,721

NONINTEREST EXPENSE
   Compensation and benefits           393,134        269,833    1,110,668         954,014
   Occupancy                            33,769         42,209      102,832         109,120
   Equipment and data processing
     expense                            87,805         65,105      248,125         187,668
   SAIF deposit insurance premium       21,274         21,045       63,992          62,719
   Merger expense                                     201,038           --         252,174
   Other                               205,522        211,522      575,185         557,957
                                    ----------     ----------   ----------      ----------
     Total noninterest expense         741,504        810,752    2,100,802       2,123,652
                                    ----------     ----------   ----------      ----------
     Income before income taxes        294,528        167,573      870,651         796,377

INCOME TAXES
   Current                              90,695        206,350      359,071         455,020
   Deferred                             (1,302)       (32,425)     (55,752)        (51,019)
                                    ----------     ----------   ----------      ----------
     Total income taxes                 89,393        173,925      303,319         404,001
                                    ----------     ----------   ----------      ----------
NET INCOME                          $  205,135     $   (6,352)  $  567,332      $  392,376
                                    ==========     ==========   ==========      ==========

              CECIL BANCORP, INC. AND SUBSIDIARIES
              ------------------------------------
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   ----------------------------------------------------------
                         (Continued)

                                          Quarter Ended            Nine Months Ended
                                           September 30,              September 30,
                                    ------------------------    --------------------------
                                       1999          1998          1999            1998
                                    ----------    ----------    ----------      ----------
                                   (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
NET INCOME                          $  205,135    $  (6,352)     $  567,332     $  392,376

OTHER COMPREHENSIVE LOSS
   Unrealized gains (losses) on
     investment securities, net
     of deferred taxes                  (2,260)       2,639         (22,582)        (8,384)
                                    ----------    ---------      ----------     ----------

   TOTAL COMPREHENSIVE INCOME       $  202,875    $  (3,713)     $  544,750     $  383,992
                                    ==========    =========      ==========     ==========


Earnings per common share and
   common share equivalent          $     0.35    $   (0.01)     $     0.97     $     0.69
                                    ==========    =========      ==========     ==========

Earnings per common share-
   assuming full dilution           $     0.34    $   (0.01)     $     0.95     $     0.68
                                    ==========    =========      ==========     ==========



                CECIL BANCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------

                                                                   Nine Months Ended
                                                                     September 30,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
                                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest and fees received on loans
     and investments                                      $ 5,851,338        $ 5,978,965
   Cash paid to suppliers and employees                    (2,191,062)        (2,189,781)
   Proceeds from sale of loans                              1,149,335          1,249,567
   Origination of loans held for sale                      (3,220,300)        (2,959,600)
   Interest paid                                           (2,874,948)        (3,077,790)
   Income taxes paid                                         (501,899)          (541,567)
                                                         ------------       ------------
       NET CASH USED BY OPERATING ACTIVITIES               (1,787,536)        (1,540,206)
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale and maturities of investment
     securities                                             4,500,000          6,645,000
   Proceeds from maturities of mortgage-backed
     securities                                             1,116,829            967,066
   Purchase of investment securities                      (14,546,773)        (6,685,802)
   Loans originated                                       (29,441,413)       (24,888,679)
   Principal collected on loans                            21,148,652         22,436,020
   Purchase of office properties, equipment
     and leasehold improvements                              (146,988)          (106,924)
   Proceeds from sale of real estate owned                     23,425            245,159
   Purchase of real estate owned                              (90,677)          (146,071)
   Proceeds from sale of stock in Federal Home
     Loan Bank of Atlanta                                      27,700                 --
   Purchase of stock in Federal Home Loan
     Bank of Atlanta                                          (13,200)           (19,600)
                                                         ------------       ------------
       NET CASH USED BY INVESTING ACTIVITIES              (17,422,445)        (1,553,831)
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts,
     and savings accounts                                  22,605,738         40,361,688
   Proceeds from sales of certificates                      9,845,821          5,569,556
   Payments of maturing certificates of deposits          (36,535,463)       (41,398,427)
   Branch acquisition                                      18,417,620                 --
   Decrease in advance payments by borrowers for
     property taxes and insurance                            (341,748)          (314,341)
   Proceeds from issuance of common stock                     149,629             10,800
   Dividends paid                                            (175,852)          (131,553)
                                                          -----------        -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           13,965,745          4,097,723
                                                          -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (5,244,236)         1,003,686

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                     10,062,190          4,529,151
                                                          -----------        -----------
   END OF PERIOD                                          $ 4,817,954        $ 5,532,837
                                                          ===========        ===========


                CECIL BANCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------

                            (Continued)



                                                               Nine Months Ended
                                                                 September 30,
                                                         ----------------------------
                                                            1999             1998
                                                         ---------         ---------
                                                        (Unaudited)       (Unaudited)

RECONCILIATION OF NET INCOME TO NET CASH
   USED BY OPERATING ACTIVITIES

Net Income                                                $   567,332       $   392,379

Adjustments to reconcile net income to net
   cash used by operating activities:
     Depreciation                                              99,033            68,121
     Provision for loan losses                                 67,500            67,500
     Amortization of investment security
        premiums (discounts)                                   16,506            (6,985)
     Stock dividends                                          (22,612)          (26,824)
     Increase in accrued interest receivable                  (59,129)          (12,283)
     Increase in deferred taxes                               (55,752)          (52,840)
     Increase (decrease) in mortgage servicing rights          26,643            (6,736)
     Increase in prepaid expenses                            (122,256)          (27,428)
     (Increase) decrease in other assets                     (169,751)           42,729
     Decrease in other liabilities                           (100,355)         (293,938)
     Increase in loans held for sale                       (2,094,936)       (1,743,559)
     Distribution from MRP Trust                                60,241           61,076
     Cash paid in lieu of fractional shares                         --           (1,418)
                                                           -----------      -----------
                                                            (2,354,868)      (1,932,585)
                                                           -----------      -----------
                                                           $(1,787,536)     $(1,540,206)
                                                           ===========      ===========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash received in branch acquisition
   Assumption of savings deposits liabilities              $22,176,092      $        --
   Loans receivable obtained                                   (71,690)              --
   Office properties, equipment, and leasehold
     improvements obtained                                    (871,113)              --
   Goodwill obtained                                        (2,815,669)              --
                                                           -----------      -----------
     Net cash received in branch acquisition               $18,417,620      $        --
                                                           ===========      ===========

              CECIL BANCORP, INC. AND SUBSIDIARIES
              ------------------------------------

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    ------------------------------------------------------

                     SEPTEMBER 30, 1999
                     ------------------


(1)  BASIS OF PRESENTATION
     ---------------------

      (1) Summary of Significant Accounting Policies
          ------------------------------------------

          The accompanying unaudited financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

      (2) Earnings per Share
          ------------------

          Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 585,522 and 569,271 in 1999 and 1998, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 596,462 and 581,115, respectively.

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

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RECENTLY CLOSED TRANSACTIONS:

     On September 27, 1999, Cecil Federal Savings Bank, a wholly owned subsidiary of Cecil Bancorp, Inc. closed an agreement with Susquehanna Bank, a subsidiary of Susquehanna Bancshares, Inc., and acquired Susquehanna's two branch offices located in Elkton, Maryland. This acquisition represents a continuation of the growth of Cecil Federal's existing branch network, and is currently expected to benefit Cecil Federal's net income in future periods.

     Under the terms of the agreement Cecil Federal assumed deposits of Susquehanna's two branch offices and certain other assets. The deposits of these branch offices totaled $22.2 million at September 27, 1999. The transaction resulted in the acquisition of the 200 North Street office, which was subsequently combined with Cecil Federal's main office, and the assumption of the lease of the Big Elk Mall office, which is currently operating as the third office of Cecil Federal.

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

     The cause is rooted in the programming of the date field within computer systems and software. For many years, computer systems were designed to record only the last two digits of the year in the date field in order to save costly data storage space. This does not work well for the Year
2000, as that year could be read by a computer to mean 1900.

     Bank regulators are requiring that systems and software products be implemented and tested for Year 2000 readiness.
This task is a monumental

                 CECIL BANCORP, INC. AND SUBSIDIARIES
  Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

undertaking for all parties involved from vendor service providers, computer systems manufacturers, software providers, and finally the Banks. Cecil Federal and Columbian have prepared for the millennium.

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

Validation Phase: The Banks will validate any decision making by
----------------
thoroughly assessing the systems compatibility with the Year 2000 issues. Validations will be recorded and presented to the Board of Directors. The target date for the validation phase is March 31, 1999. The Banks will share testing information with each other to minimize the amount of testing on the same systems. Software and system testing will be done on an ongoing basis through the end of June 1999.

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

Customer Awareness: The Banks believe that customer awareness is
------------------
key to the Year 2000 efforts. The Banks have been following the program set down by the association, Americas

                CECIL BANCORP, INC. AND SUBSIDIARIES
   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Community Bankers. This program is a comprehensive plan on informing the banks customers about Year 2000 issues, plans, and programs. The Banks have implemented an ongoing program of information that is being sent to customers on a regular basis. In addition, the Banks have a developed an employee training program that makes the employees aware of many Year 2000 issues and how to respond to customer inquiries as to the Banks' plans for Year 2000 compliance.

     The Banks have also undertaken an effort to reach all business customers via mail to explain how the Year 2000 issue affects their business. All businesses need to be aware of the Year 2000 issue and make attempts to correct any possible problems.


ASSET /LIABILITY MANAGEMENT
---------------------------

  The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities and repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank's have implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The Bank's now offer an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. The Bank's determine on a monthly basis the availability of loans held for sale based on a portfolio liquidity assessment.

     Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which is principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed rate mortgage loans in its primary market area.

FINANCIAL CONDITION
-------------------

Comparison of financial condition at September 30, 1999 and December 31, 1998.

     The Company's total assets at September 30, 1999 increased $15,243,433 or 15.1% to $119,453,268 from $101,224,415 at
December 31, 1998. The increase was primarily the result of the branch purchase from Susquehanna Bancshares, Inc.,on September 27, 1999, of which proceeds were used to prepay Federal Home Loan Bank of Atlanta Advances, fund loan portfolio growth and increase investments held for sale. Total liabilities increased $17,650,085 or 19.4% to $108,756,764 at September 30, 1999 from
$91,106,679 at December 31, 1998. This increase was primarily the result of an increase in savings deposits resulting from the said branch purchases. Stockholder's equity increased $578,768 or 5.7%.

     Cash increased $386,884 or 14.2% to $3,112,314 at
September 30, 1999 from $2,725,430 at December 31, 1998.
Interest-bearing cash decreased $4,756,120 or 76.6% to $1,455,640 at September 30, 1999 from $6,211,760 at December 31,
1998. The decreases in cash were primarily due to a decrease in Federal Home Loan Bank Advances and the purchase of other investments. Investments held for sale increased $8,736,063 or 213.5% to $12,827,906 at

                CECIL BANCORP, INC. AND SUBSIDIARIES
   Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

September 30, 1999 from $4,091,843 at December 31, 1998. The increase was the result of the investment of the proceeds of the branch purchase transaction.

     Loans held-for-sale decreased $2,515,151 or 100% to $0 at September 30, 1999 from $2,515,151 at December 31, 1998. The decrease was a result of the Company's determination to hold loans in the portfolio due to increased liquidity directly resulting from the branch purchase transaction. Loans receivable increased $12,907,038 or 17.3% to $87,452,950 at
September 30, 1999 from $74,545,912 at December 31, 1998. The increase in loans receivable was a result of increased loan originations. Real estate owned increased $67,252 or 35.89% to $254,994 at September 30, 1999 from $187,742 at December 31,
1998.

     Total savings deposits increased $18,092,188 or 20.6% to $105,766,990 at September 30, 1999 from $87,674,802 at December
31, 1998. Increases are a direct result of the branch purchase. Escrows held for the payments of taxes and insurances increased $341,748 or 41.6% to $479,877 at September 30, 1999
from $821,625 at December 31, 1998. Decreases are attributable to the payment of county tax bills on mortgage holder's accounts. Advances from the Federal Home Loan Bank of Atlanta remained constant at $1,750,000 both at September 30, 1999 and December 31, 1998.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999   Net income for the three
-------------------------------------
month period ended September 30, 1999 increased $211,487 or 3,329.5% to $205,135 as compared to net loss for the same period in 1999 of $6,352. The annualized return on average assets and annualized return on average equity were 0.80% and 7.73% respectively, for the three-month period ended September 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of (0.03%) and (0.26%) respectively, for the same period in 1998.

Net interest income, the Bank's primary source of income, increased 2.4%, or $20,355 for the three months ended September 30, 1999, over the same period in 1998. The weighted average yield on interest earning assets decreased from 8.23% for the three months ended September 30, 1998 to 7.88% for the three months ended September 30, 1999. The weighted average rate paid on interest bearing liabilities decreased from 4.72% for the three months ended September 30, 1998 to 4.33% for the three months ended September 30, 1999.

Interest on loans receivable increased by $29,546 or 1.8%, from $1,669,432 for the three months ended September 30, 1998 to $1,639,886 for the three months ended September 30, 1999. The increase is attributable to an increase in the average weighted yield along with an increase in the average balance outstanding. The weighted average yield decreased from 8.50% for the three months ended September 30, 1998 to 7.83% for the three months ended September 30, 1999.

Interest on mortgage backed securities decreased $24,006 or 45.3%, from $52,957 for the three months ended September 30, 1998 to $28,951 for the three months ended September 30, 1999. The decrease was the result of an decrease in the average outstanding balance. Interest on investment securities decreased $53,441 or 36.3% from $147,143 for the three months ended September 30, 1998 to $93,702 for the three months ended September 30, 1999. The average outstanding balance decreased $1,633,615 for the three months ended September 30, 1999 over the three months ended September 30, 1998. The weighted average yield decreased from 6.75% for the three months ended September 30, 1998 to 5.12% for the three months ended September 30, 1999.

Interest on other interest earning assets decreased $2,233, or 3.1% from $71,136 for the

              CECIL BANCORP, INC. AND SUBSIDIARIES
     Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

three months ended September 30, 1998 to $68,903 for the three months ended September 30, 1999. The average outstanding balance decreased 64.9% for the period, which was offset by an increase in the weighted average yield.

Interest on savings deposits decreased $118,227 or 11.6% from $1,018,419 for the three months ended September 30, 1998 to $900,192 for the three months ended September 30, 1999. The average balance outstanding increased $212,563 for the period noted above. The weighted average rate paid on deposits decreased from 4.77% for the three months ended September 30, 1998 to 4.21% for the three months ended September 30, 1999. Interest expense paid on borrowings increased $47,738, or 211.4% from $22,587 for the three months ended September 30, 1998 to $70,325 for the three months ended September 30, 1999.
The weighted average balance outstanding increased $1,300,000, or 53.8%, with a slight increase in the weighted average rate paid.

Noninterest income increased 28.6%, up $37,352 for the three months ended September 30, 1999, over the same period in 1998. Loan servicing fees decreased 55.4%, down $17,388 for the three months ended September 30, 1999 over the same period in 1998. Checking account fees increased $3,905 or 8.5%. Increases in this area can be primarily attributable to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers. Commission income increased 100.0%, up $6,736 for the three months ended September 30, 1999, as a result of increased sales of alternative investment products.

Noninterest expense decreased 8.5%, down $69,248 for the three months ended September 30, 1999, over the same period in 1998. One time merger related costs of $201,038 were incurred in the quarter ended September 30, 1998, and not in the quarter emded
September 30, 1999.   Compensation and benefits increased 45.7%
for the three months ended September 30, 1999 over the same period in 1998, which is a result of general merit increases plus additional employees and costs of benefits. Equipment and data processing expenses increased 34.9% for the three months ended September 30, 1999 over the same period in 1998 as a result of the Company's year 2000 compliance plan. The SAIF deposit premium remained stable for the three months ended September 30, 1999 over the same period in 1998. Other expenses decreased by 15.5% for the three months ended September 30, 1999 over the same period in 1998, as a result of decreased legal expenses, and general administration costs.

Income tax expense for the three-month period ended September 30, 1999 and 1998 was $89,393 and $173,925 respectively, which equates to effective rates of 30.3% and 103.8% respectively. The substantial decrease was a result of non-tax deductible merger expenses in the quarter ended September 30, 1998.

Nine Months Ended September 30, 1999  Net income for the nine-
------------------------------------
month period ended September 30, 1999 decreased $174,956 or 44.6% to $567,332, compared to net income of $392,376 for the same period in 1998. The annualized return on average assets and annualized return on average equity were 0.75% and 7.26% respectively, for the nine-month period ended September 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of 0.54% and 5.36% respectively, for the same period in 1998.

Net interest income, the Bank's primary source of income, increased 3.6% up $92,040 for the nine months ended September 30, 1999, over the same period in 1998. The weighted average yield on interest earning assets decreased from 8.21% for the nine months ended September 30, 1998 to 7.85% for the nine months ended September 30, 1999. The weighted

             CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

average rate paid on interest bearing liabilities decreased from 4.71% for the nine months ended September 30, 1998 to 4.28% for the nine months ended September 30, 1999.

Interest on loans receivable increased by $84,064 or 1.7%, from $4,863,567 for the nine months ended September 30, 1998 to $4,947,631 for the nine months ended September 30, 1999. The average balance outstanding increased $6,378,169. The weighted average yield decreased from 8.56 for the nine months ended September 30, 1998 to 7.92% for the nine months ended September 30, 1999.

Interest on mortgage backed securities decreased $70,186, or 39.2%, from $178,840 for the nine months ended September 30, 1998 to $108,654 for the nine months ended September 30, 1999. The average outstanding balance decreased $1,509,631 for the nine months ended September 30, 1999 from the same period ended 1998, with the weighted average yield increasing from 6.54% for the nine months ended September 30, 1998 to 6.78% for the nine months ended September 30, 1999.

Interest on investment securities decreased $136,238, or 32.0%, from $425,247 for the nine months ended September 30, 1998 to $289,009 for the nine months ended September 30, 1999.
The average balance outstanding decreased 1,687,555, and the weighted average yield decreased slightly.

Interest on other interest earning assets increased $11,588 or 5.1%, from $225,994 for the nine months ended September 30, 1998 to $237,502 for the same period in 1998. The weighted average yield increased from 7.92% for the nine months ended June 30, 1996 to 7.96% for the nine months ended September 30, 1999. The average outstanding balance increased $374,701 from $3,863,135 for the nine months ended September 30, 1998 to $4,237,836 for the nine months ended September 30, 1999.

Interest on savings deposits decreased $247,287, or 8.3% from $2,990,675 for the nine months ended September 30, 1998 to $2,743,388 for the nine months ended September 30, 1999. The average balance outstanding increased $1,996,112 for the period noted above. The weighted average rate paid on deposits decreased from 4.74% for the nine months ended September 30, 1998 to 4.25% for the nine months ended September 30, 1999. Interest expense paid on borrowings increased $44,445, or 51.0% from $87,115 for the nine months ended September 30, 1998 to $131,560 for the nine months ended September 30, 1999. Increases are attributable to an increase in the weighted average balance outstanding and the weighted average cost of funds.

Noninterest income decreased $40,616 or 10.9% to $331,105 for the nine months ended September 30, 1999 from $371,721 for the same period in 1998. Gain on sale of loans was down $9,555 or 28.5% for the nine months ended September 30, 1999 over the same period in 1998, as a result of fewer sales of fixed rate loans in the secondary market. Commission income increased $18,235, or 30.9% for the nine months ended September 30, 1999 over the same period in 1998. The increase was the result of increased sales of insurance and investments products. Other fees decreased 75.2% down $58,686 for the nine months ended September 30, 1999 over the same period in 1998. Decreases were primarily attributable to the increase in expenses to other real estate owned properties and the amortization of mortgage servicing rights.

Noninterest expense decreased $22,850 or 1.1% to $2,100,802 for the nine-month period ended September 30, 1999 from $2,123,652 for the nine months ended September 30, 1998. The SAIF deposit premium remained stable for the nine months ended September 30, 1999,

                 CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

compared to the same period in 1998. Equipment and Data Processing expenses increased $60,457 or 32.2% , from $187,668 for the nine month ended September 30, 1998 to $248,125 for the nine months ended September 30, 1999. This is a direct result of the Company's year 2000 awareness plan and other equipment related upgrades. Other expenses increased 3.1%, up $17,228 for the nine-month period ended September 30, 1999, over the same period in 1998. The increase was attributable to an increase in audit and accounting fees, loan expenses, postage, and mortgage servicing rights valuation allowance.

Income tax expense for the nine-month period ended September 30, 1999 and 1998 was $303,319 and $404,001 which equates to effective rates of 34.8% and 49.3% respectively.

Nonperforming Assets and Problem Loans
--------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (i) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at September 30, 1999:


                                                    1999             1998
                                                  ---------        ---------
Nonperforming loans:

Residential mortgage                              $  796,492        $  573,913
Consumer and other                                   198,884             6,871


Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                                   254,994           356,399
                                                  ----------        ----------
Total Nonperforming Assets                        $1,250,370        $  937,183
                                                  ==========        ==========


Residential mortgages classified consisted of 16 loans with balances ranging from $5,000 to $165,000. Classified consumer loans consisted of 24 loans with balances ranging from $1,000 to $31,000 as of September 30, 1999.

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

The Banks'   The Office of Thrift Supervision ("OTS"), which is
----------

the Banks' principal regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at September 30, 1999:

CECIL FEDERAL SAVINGS BANK

                           Tangible     Core        Risk Based
----------------------------------------------------------------
Available capital           $5,610     $5,610         $5,835
Required capital             1,328      3,541          4,584
                            ------     ------         ------
Excess                      $4,282     $2,069         $1,251
                            ======     ======         ======


Available capital             6.34%      6.34%         10.18%
Required capital              1.50%      4.00%          8.00%
                            ------     ------         ------
Excess                        4.84%      2.34%          2.18%
                            ======     ======         ======

COLUMBIAN BANK, F.S.B.


                           Tangible     Core        Risk Based
----------------------------------------------------------------
Available capital           $2,087     $2,087         $2,190
Required capital               421      1,122          1,165
                            ------     ------         ------
Excess                      $1,666     $  965         $1,025
                            ======     ======         ======


Available capital             7.44%      7.44%         15.04%
Required capital              1.50%      4.00%          8.00%
                            ------     ------         ------
Excess                        5.94%      3.44%          7.04%
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
_____________________________________________________________________________

On September 30, 1999, the Banks' capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks' to pay lower deposit insurance premiums.

           CECIL BANCORP, INC. AND SUBSIDIARIES


PART II.    Other Information:
               Not Applicable.

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

  Item 3.  Defaults Upon Senior Securities -
               Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders
               Not Applicable
  Item 5.  Other Information -
               Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K -


            (a)  Exhibits
                 Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the three months ended September 30, 1999

            CECIL BANCORP INC. AND SUBSIDIARIES



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   CECIL BANCORP, INC.



Date:   November 11, 1999        By:  /s/  Mary Beyer Halsey
        ----------------            -------------------------
                                     Mary Beyer Halsey
                                     President
                                     Chief Executive Officer