Form 10KSB/A
period 1998-12-31
CECIL BANCORP INC
filed 2000-03-30
CIK 926865

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A
                        (Amendment No. 1)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                 Commission File Number: 0-24926

                       CECIL BANCORP, INC.
          ----------------------------------------------
          (Name of Small Business Issuer in its Charter)

         Maryland                                52-1883546
---------------------------------            -------------------
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)              Identification No.)

    127 North Street, Elkton, Maryland            21921-5547
-----------------------------------------        ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                           ---     ---
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

Transitional small business disclosure format (check one):
Yes     No  X
   ---     ---

                DOCUMENT INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report"). (Parts I and II).
     2. Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                             PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
--------------------------------------------------------

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

     The Banks' net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings (if any), as well as the relative amounts of such assets and liabilities. The Banks, like other thrift institutions, are subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.
SUBSEQUENT FINANCIAL AND ACCOUNTING DEVELOPMENTS
------------------------------------------------

     Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 1998, and the filing of its Form 10-KSB for the year ended December 31, 1998, an error in the calculation of certain compensation and benefits expenses related to stock options was discovered. The Company and its subsidiaries, in consultation with their independent auditors, collectively concluded that the Company would restate its consolidated financial statements and related disclosures for the year ended December 31, 1998 and for the first three quarters of fiscal 1999, and amend its Form 10-KSB for the year ended December 31, 1998, and first, second, and third quarter 1999 Forms 10-QSB to reflect the correction of the error. The purpose of the restatements and amended filings was to reflect the changes necessary to correct the error.

     The principal effects of the changes on the accompanying financial statements are presented in "Note 21 -- Restatement" of the Notes to the Consolidated Financial Statements, which is included in "Part II -- Item 7 -- Financial Statements" and is incorporated herein by reference for more information.

YEAR 2000 ISSUES

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

     The Banks have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Banks' strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, three-year and five-year adjustable-rate mortgage loans secured by one- to four-family residential real estate and the origination of other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. Since the early 1980's the Banks have sought to make their loan portfolios more interest rate sensitive by originating adjustable rate mortgage loans for retention in their own portfolios. As of December 31, 1998, adjustable rate mortgage loans constituted approximately 41.1% of the Banks' total loan portfolios. All fixed-rate mortgage loans are originated according to Federal Home Loan Mortgage Corporation ("FHLMC") standards for possible sale in the secondary mortgage market and, depending on market conditions, may be sold. The Banks invest excess funds in adjustable-rate or short term (5 years or less) investments and mortgage-backed securities.

     Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows the Banks to benefit quickly from declines in interest rates. Likewise, offering more competitive rates on long-term deposits during the low interest rate periods allows the Banks to extend the repricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND
DECEMBER 31, 1997.

     The Company's assets increased by $7,568,806, or 8.1% to $101,224,415 at December 31, 1998 from $93,655,609 at December
31, 1997. The Company's emphasis on expanding the loans receivable portfolio continued. The loans receivable portfolio increased by $2,529,863 or 3.5% to $74,545,912 at December 31,
1998 from $72,016,049 at December 31, 1997.  Cash and
interest-earning cash increased as a result of an increase in savings deposits. The Company's investments held to maturity decreased by $1,614,034, or 27.6% to $4,228,742 at December 31,
1998 from $5,842,776 at December 31, 1997. Investments held for sale increased $1,106,432 or 37.1% to $4,091,843 at December 31,
1998 from $2,985,411 at December 31, 1997. Federal funds sold increased $625,000, or 125% to $1,125,000 at December 31, 1998
from $500,000 at December 31, 1997. Mortgage backed securities held to maturity decreased by $712,551, or 25.8% to $2,046,983 at December 31, 1998 from $2,759,534 at December 31, 1997.
Mortgage backed securities held for investment decreased by $542,223, or 38.6% to $863,260 at December 31, 1998 from
$1,405,483 at December 31, 1997. The decreases in the mortgage backed securities were due to prepayments and maturities.
Plant, property, and equipment increased by $106,533, or 10.6% to $1,112,507 at December 31, 1998 from $1,005,974 at December
31, 1997. The increases were primarily due to the upgrade of equipment as part of Year 2000 plans.

     The Company's liabilities increased $7,006,939, or 8.3% to $91,150,213 at December 31, 1998 from $84,143,274 at December
31, 1997. During the year ended December 31, 1998, the Company was able to increase savings deposits as a result of additional marketing campaigns. Savings Deposits increased $7,078,909, or 8.8% to $87,674,802 at December 31, 1998 from $80,595,893 at
December 31, 1997. Advances from the Federal Home Loan Bank of Atlanta remained constant at $1,750,000 at December 31, 1998 and at December 31, 1997. Other liabilities decreased $12,729, or 1.9% to $672,738 at December 31, 1998 from $685,467 at December
31, 1997.

     The Company's stockholders' equity increased by $561,867, or 5.9% to $10,074,202 at December 31, 1998 from $9,512,335 at
December 31, 1997. The increase was primarily due to an increase in retained earnings of $336,126, or 6.4%. For the year ended December 31, 1998, the Company paid its regular annualized dividend of $.40 per share.

RESULTS OF OPERATIONS

     Economic and Market Conditions.  The Banks' results of
     ------------------------------
operations are influenced by the changes in the economic conditions prevailing in the market area and the general economy. The Banks concentrate on the traditional thrift activities, continuing to emphasize one-to-four family residential lending within its market area. The Banks' philosophy for funding loans is to rely on deposits from its local market area rather than borrowing from outside sources, although the Banks do borrow funds as required to fund lending needs.

     During 1998, stable economic conditions prevailed in the Banks' market areas. Federal Reserve fiscal policy was left virtually unchanged, leaving a span of steady interest rates, both on savings and loan deposits. Demand for fixed-rate mortgages were constant, although refinancings were down. As the Banks expanded their outreach program, demand for small business and home equity loans increased. The volume of savings deposits increased, as the Banks focused on expanding their demand deposit base.

     Net Income. Net income decreased $139,478, or 19.2% to
     ----------
$589,050 for the year ended December 31, 1998, from $728,528 for the same period in 1997. The decrease is a direct result of one-time non-tax deductible acquisition expenses of $303,000. The annualized return on average assets and annualized return on average equity were 0.60% and 6.00% respectively, for the year ended December 31, 1998. This compares to an annualized return on average assets and the annualized return on average equity of 0.82% and 7.88%, respectively for the same period in 1997.

     Net Interest Income. Net interest income, the Company's
     -------------------
primary source of income, increased $140,564, or 4.2% to $3,490,610 for the year ended December 31, 1998, from $3,350,046 for the year ended December 31, 1997. The weighted average yield on all interest earning assets decreased from 8.28% for the year ended December 31, 1997, to 8.21% for the year ended December 31, 1998. The weighted average rate paid on interest bearing liabilities decreased from 4.79% for the year ended December 31, 1997 to 4.69% for the year ended December 31, 1998.

     Interest on loans receivable increased by $306,440, or 4.9% to $6,549,552 for the year ended December 31, 1998 from $6,243,112 for the year ended December 31, 1997. The increase is attributable to an increase in the average balance outstanding, offset by a slight decrease in average yield. The weighted average yield decreased from 8.71% for the year ended December 31, 1997 to 8.59% for the year ended December 31, 1998.

     Interest on mortgage-backed securities decreased $75,403, or 25.4% to $221,093 for the year ended December 31, 1998 from $296,496 for the year ended December 31, 1997. The decrease is a result of a decrease in the average balance offset by an
increase in the weighted average yield.   The Banks have
historically invested in mortgage-backed securities to supplement their lending efforts and maintain compliance with certain regulatory requirements.

     Interest on investment securities decreased $26,275, or 5.0% to $495,721 for the year ended December 31, 1998 from $521,996 for the year ended December 31, 1997. The decrease is a result of a decrease in the weighted average yield. Interest on other investment securities increased $56,738, or 20.4% to $334,969 for the year ended December 31, 1998 from $278,231 for the year ended December 31, 1997 as a result of an increase in both the weighted average yield and the average balance outstanding. Other investments primarily are short term liquidity accounts with variable rates.

     Interest paid on savings deposits increased $179,403, or 4.7% to $4,002,772 for the year ended December 31, 1998 from $3,823,369 for the year ended December 31, 1997. The increase was the result of an increase in the average balance outstanding, and a decrease in average cost of funds. Interest expense paid on borrowings decreased $58,467, or 35.1% to $107,953 for the year ended December 31, 1998 from $166,420 for the year ended December 31, 1997. The decrease was a result of a decrease in the average cost of funds and the average balance outstanding.

     Provision for Loan Losses. Provisions for loan losses
     -------------------------
increased $3,000, or 3.4% to $90,000 for the year ended December 31, 1998 from $87,000 for the year ended December 31, 1997. The provision was increased in connection with management's ongoing analysis of the loan portfolio. Loan loss reserves are based upon management's consideration of current and anticipated economic conditions which may affect the ability of borrowers to repay loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risk inherent in the Banks' loan portfolio, and the estimated net realized value of the underlying collateral. The evaluation process is ongoing and results in variations in the Banks' provision for loan losses in various periods.

     Noninterest income.  Noninterest income increased $65,659,
     ------------------
or 14.4% to $520,765 for the year ended December 31, 1998 from $455,106 for the year ended December 31, 1997. Loan servicing fees increased 21.1%, up $11,425 for the year ended December 31, 1998 over the same period in 1997. This was a result of the increase in balances of the servicing portfolio. Gains on sale of loans increased $21,793, or 46.5% to $68,698 for the year ended December 31, 1998 from $46,905 for the year ended December 31, 1997. The increase was attributable to an increase in volumes sold and premiums payable. Other fees decreased $15,585 or 13.2% to $102,775 for the year ended December 31, 1998 from
$118,360 for the year ended December 31, 1997.   Commission
income on alternative investment products increased $58,157, or 358.4% to $74,386 for the year ended December 31, 1998 from $16,229 for the year ended December 31, 1997. The increase was attributable to a full year's commission in 1998 versus three months of commission in 1997.

     Noninterest Expense.  Noninterest expense increased
     -------------------
$330,273, or 13.4% to $2,795,531 for the year ended December 31, 1998 from $2,465,258 for the year ended December 31, 1997. The Company experienced an increase in compensation and benefits of $69,856, or 5.3% to $1,390,792 for the year ended December 31, 1998 from $1,320,936 for the year ended December 31, 1997. The increase can be attributable to increased personnel and annual merit increases. Equipment and data processing expense increased $43,239, or 19.4% to $265,751 for the year ended December 31, 1998 from $222,512 for the year ended December 31, 1997. The increase can be attributed to expenses related to system updates for Year 2000 compliance. The Company's SAIF premium increased $2,828, or 3.5% to $83,492 for the year ended December 31, 1998 as compared to $80,664 for the year ended December 31, 1997. Other expenses decreased $88,125, or 12.8% to $602,011 for the year ended December 31, 1998 from $690,136 for the year ended December 31, 1997. The decrease is attributable to a decrease in advertising & promotion expense, loan expense, stationery & office supplies, postage, meeting expense, and charitable contributions. One-time non-tax deductible acquisition expenses of $302,501 attributed to the increase in noninterest expenses for the year ended December 31, 1998.

     Income Taxes.  Income tax expense for the year ended
     ------------
December 31, 1998 and December 31, 1997 was $536,794 and $524,366, respectively, which equates to effective rates of 47.7% and 41.8%, respectively. The increase was a result of acquisition expenses of $302,501 that are not tax deductible.

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

                                                              YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                       1998                          1997
                                           ----------------------------   --------------------------
                                                                AVERAGE                      AVERAGE
                                           AVERAGE               YIELD/   AVERAGE             YIELD/
                                            BALANCE   INTEREST    COST    BALANCE   INTEREST   COST
                                           ---------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivables . . . . . . . . . . .  $76,209    $6,549     8.59%    $71,707   $6,243   8.71%
   Investment securities . . . . . . . . .    7,616       496     6.51       7,312      522   7.14
   Mortgage-backed securities. . . . . . .    3,511       221     6.30       4,975      296   5.96
   Other interest-earning assets . . . . .    5,198       335     6.45       4,627      278   6.01
                                            -------    ------              -------   ------
      Total interest-earning assets. . . .   92,533     7,601     8.21      88,621    7,339
Non-interest-earning assets. . . . . . . .    5,704    ------                4,864   ------
                                            -------                        -------
   Total assets . . . . . . . . . . . .     $98,237                        $93,485
                                            =======                        =======
Interest-bearing liabilities:
   Advances from FHLB. . . . . . . . . . .  $ 2,021       108     5.34     $ 2,608      166   6.38
   Deposits. . . . . . . . . . . . . . . .   84,577     3,995     4.72      79,768    3,815   4.78
   Advances from borrowers for taxes
     and insurance . . . . . . . . . . . .      970         8      .83         941        8    .85
                                            -------    ------              -------   ------
     Total interest-bearing liabilities. .   87,568     4,111     4.69      83,317    3,989
Non-interest-bearing liabilities . . . . .      846    ------                  929   ------
                                            -------                        -------
     Total liabilities . . . . . . . . . .   88,414                         84,246
Retained earnings. . . . . . . . . . . . .    9,823                          9,239
                                            -------                        -------
     Total liabilities and retained
       earnings. . . . . . . . . . . . . .  $98,237                        $93,485
                                            =======                        =======
Net interest income. . . . . . . . . . . .             $3,490                        $3,350
                                                       ======                        ======
Net interest rate spread . . . . . . . . .                        3.52%                       3.49%
                                                                  ====                        ====
Net yield on interest-earning assets . . .                        3.77%                       3.78%
                                                                  ====                        ====
Average interest-earning assets
   to average interest-bearing liabilities.                     105.67%                     106.37%
                                                                ======                      ======

__________
(1)  Includes loans held-for-sale.

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in interest income and interest expense of the Banks for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in both rate and volume (changes in rate multiplied by the changes in volume). Dollars are in thousands.

                                     Year Ended December 31,
                               ----------------------------------
                               1998          vs.             1997
                               ----------------------------------
                                       Increase (Decrease)
                                            Due to
                               ----------------------------------
                                                 Rate/
                               Volume     Rate   Volume    Total
                               ----------------------------------
                                    (In Thousands)
Interest income:
  Loans receivable (1) . . . . $394      $(85)   $ (3)    $306
  Mortgage-backed securities .  (87)       17      (5)     (75)
  Investment securities. . . .   22       (46)     (2)     (26)
  Other interest-earning
      assets . . . . . . . . .   34        20       3       57
                               ----      ----    ----     ----
      Total interest-earning
          assets . . . . . . .  363       (94)     (7)     262

Interest expense:
  Advances from FHLB . . . . .  (37)      (27)      6      (58)
  Deposits . . . . . . . . . .  230       (48)     (2)     180
  Advances from borrowers for
    taxes and insurance. . . .   --        --      --       --
                               ----      ----    ----     ----
      Total interest-bearing
          liabilities. . . . .  193       (75)      4      122
                               ----      ----    ----     ----
Change in net interest
  income . . . . . . . . . . . $170      $(19)   $(11)    $140
                               ====      ====    ====     ====

LIQUIDITY AND CAPITAL RESOURCES

     The Banks' principal sources of funds are cash, receipts from deposits, loan repayments by borrowers, proceeds from maturing investments, advances (when utilized) from the FHLB and net earnings. The Banks have an agreement with the FHLB of Atlanta to provide cash advances, should the need for additional funds be required.

     For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is presently 4%. The Banks' liquidity ratio at December 31, 1998, was approximately 17.88%. The Banks maintain a higher level of liquidity than required by regulation as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.

     Commitments to originate mortgage loans are legally binding agreements to lend to the Banks' customers. Commitments at December 31, 1998 to originate adjustable-rate and fixed-rate mortgage loans were approximately $3,263,200, expiring in 60 days or less. The Banks believe liquidity is adequate to fund its future commitments.

     The Banks have $40.2 million in certificates due within one year and $30.6 million in other deposits without specific maturity at December 31, 1998. Management estimates that most of the deposits will be retained or replaced by new deposits.

IMPACT OF INFLATION

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Banks are reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Banks' assets and liabilities are critical to the maintenance of acceptable performance levels.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

    Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which was adopted by the Company effective January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If the transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The adoption of SFAS 125 did not have a material impact on the Company's consolidated financial statements.

     Earnings Per Share. Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and the denominator of the basic EPS calculation to the numerator and the denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for periods ending after December 15, 1997, and requires restatement of all prior periods presented.

     Disclosure of Capital Structure. Effective December 31, 1998 the Company adopted SFAS No. 129, "Disclosure of Information About Capital Structure." This statement consolidates existing guidance and requires entities (public and non-public) to disclose certain information about the entity's capital structure. It contains no change in disclosure requirements for entities such as the Company that were previously subject to the requirements of Opinions 10 - "Omnibus Opinion - 1966" and 15 - "Earnings Per Share" and Statement 47 - "Disclosure of Long-Term Obligations." Accordingly, no new reporting requirements have been imposed on the Company.

     Reporting Comprehensive Income. Effective for the years ended December 31, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires reporting of "Comprehensive income" and its components in financial statements. "Comprehensive income" includes net income and other items of comprehensive income, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments, which are excluded from net income. This statement was effective for periods beginning after December 15, 1997 and required the restatement of all prior periods presented.

     Disclosure About Segments of an Enterprise and Related Information. Effective for the year ended December 31, 1998 the Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 established standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material impact on the Company's consolidated financial statements.

     Employers' Disclosure about Pensions and Other Post-retirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" which revises employers' disclosure about pension and other post-retirement benefit plans. SFAS No. 132 is effective for financial statements for the periods beginning after December 31, 1997, and requires comparative information for earlier years to be restated. This standard currently does not apply to the Company.

     Accounting for Derivative Instruments and Hedging Activities. During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, " which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instruments, including certain derivative instrument imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new Statement on its consolidated financial position, liquidity, and results of operations.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

               CONSOLIDATED FINANCIAL STATEMENTS

                         TABLE OF CONTENTS
                         -----------------


                                                           PAGE
FINANCIAL STATEMENTS

  Independent Auditors' Report                                12

  Consolidated Statements of Financial Condition              13

  Consolidated Statements of Income and Comprehensive
    Income                                                    15

  Consolidated Statements of Stockholders' Equity             17

  Consolidated Statements of Cash Flows                       18

  Notes to Consolidated Financial Statements                  20

              [SIMON MASTER & SIDLOW LETTERHEAD]




BOARD OF DIRECTORS AND STOCKHOLDERS
CECIL BANCORP, INC. AND SUBSIDIARIES
ELKTON, MARYLAND



                   Independent Auditors' Report
                   ----------------------------


     We have audited the accompanying consolidated statements of financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     As discussed in Note 21 to the financial statements, an error resulting in an overstatement of previously reported compensation and benefits expense as of December 31, 1998 was discovered subsequent to the issuance of the 1998 consolidated financial statements. Accordingly, the 1998 financial statements have been restated to correct the error.


                                /s/ Simon, Master & Sidlow, P.A.


February 23, 2000

              CECIL BANCORP, INC. AND SUBSIDIARIES
              ------------------------------------

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
        ----------------------------------------------

                         ASSETS
                         ------

                                                         December 31,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
                                                  (As Restated)
Cash                                              $  2,725,430     $ 1,297,546
Cash - Interest bearing                              6,211,760       2,519,230
Federal funds sold                                   1,125,000         500,000
Investment securities
  Securities held-to-maturity (estimated
    market value of $4,232,699 in 1998 and
    $5,839,453 in 1997) (Note 3)                     4,228,742       5,842,776
  Securities available-for-sale at estimated
    market value (Note 3)                            4,091,843       2,985,411
Mortgage-backed securities
  Securities held-to-maturity (estimated
    market value of $2,044,194 in 1998 and
    $2,770,778 in 1997) (Note 4)                     2,046,983       2,759,534
  Securities available-for-sale at estimated
    market value (Note 4)                              863,260       1,405,483
Loans held for sale (estimated market value
  of $2,581,475 in 1998 and $1,380,439 in 1997)      2,515,151       1,362,969
Loans receivable, net (Note 5)                      74,545,912      72,016,049
Real estate owned                                      187,742         380,481
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization (Note 6)             1,112,507       1,005,974
Stock in Federal Home Loan Bank of
  Atlanta - at cost (Note 7)                           672,300         652,700
Accrued interest receivable (Note 8)                   597,922         662,992
Mortgage servicing rights                              123,541         103,605

Prepaid expenses                                        50,040          37,455
Deferred taxes (Note 11)                               114,891          52,869
Other assets                                            11,391          70,535
                                                  ------------     -----------
    TOTAL ASSETS                                  $101,224,415     $93,655,609
                                                  ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

              CECIL BANCORP, INC. AND SUBSIDIARIES
              ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------


                                                         December 31,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
                                                  (As Restated)
LIABILITIES
  Savings deposits (Note 9)                        $ 87,674,802    $80,595,893
  Advance payments by borrowers for
    property taxes and insurance                        821,625        842,358
  Employee stock ownership debt                         231,048        269,556
  Other liabilities                                     672,738        685,467
  Advances from Federal Home Loan Bank
    of Atlanta (Note 10)                              1,750,000      1,750,000
                                                   ------------    -----------
    TOTAL LIABILITIES                                91,150,213     84,143,274
                                                   ------------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  606,471 shares
       in 1998 and 592,869 shares in 1997                 6,065          5,929
  Additional paid in capital                          4,735,470      4,561,520
  Employee stock ownership debt                        (231,048)      (269,556)
  Deferred compensation - Management
    Recognition Plan                                    (80,676)      (118,361)
  Retained earnings, substantially
    restricted                                        5,628,467      5,292,341
  Accumulated other comprehensive income net
    of deferred taxes of $8,584 and $7,528
    in 1998 and 1997, respectively                       15,924         40,462
                                                   ------------    -----------
    TOTAL STOCKHOLDERS' EQUITY                       10,074,202      9,512,335
                                                   ------------    -----------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $101,224,415    $93,655,609
                                                   ============    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    ----------------------------------------------------------

                                                  Year Ended December 31,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
                                                  (As Restated)
INTEREST INCOME
  Loans receivable                                $6,549,552      $6,243,112
  Mortgage-backed securities                         221,093         296,496
  Investment securities                              495,721         521,996
  Other interest-earning assets                      334,969         278,231
                                                  ----------      ----------
    Total interest income                          7,601,335       7,339,835
                                                  ----------      ----------
INTEREST EXPENSE
  Interest expense on deposits                     4,002,772       3,823,369
  Borrowing                                          107,953         166,420
                                                  ----------      ----------
          Total interest expense                   4,110,725       3,989,789
                                                  ----------      ----------
    Net interest income                            3,490,610       3,350,046
  Provision for loan losses                           90,000          87,000
                                                  ----------      ----------
    Net interest income after provision
       for loan losses                             3,400,610       3,263,046
                                                  ----------      ----------
NONINTEREST INCOME (LOSS)
  Loan service charges                                65,641          54,216
  Dividends on FHLB stock                             49,042          42,857
  Gain on sale of loans                               68,698          46,905
  Gain on sale of office properties
    and equipment                                                     44,769
  Commission income                                   74,386          16,229
  Checking account fees                              160,223         131,770
  Other                                              102,775         118,360
                                                  ----------      ----------
    Total noninterest income                         520,765         455,106
                                                  ----------      ----------
NONINTEREST EXPENSE
  Compensation and benefits                        1,390,792       1,320,936
  Occupancy expense                                  150,984         151,010
  Equipment and data processing expense              265,751         222,512
  SAIF deposit insurance premium                      83,492          80,664
  Merger expense                                     302,501
  Other                                              602,011         690,136
                                                  ----------      ----------
    Total noninterest expense                      2,795,531       2,465,258
                                                  ----------      ----------

    Income before income taxes                     1,125,844       1,252,894
                                                  ----------      ----------
INCOME TAXES (Note 11)
  Current                                            595,196         531,318
  Deferred                                           (58,402)         (6,952)
                                                  ----------      ----------
    Total income taxes                               536,794         524,366
                                                  ----------      ----------
NET INCOME                                        $  589,050      $  728,528
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

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     ----------------------------------------------------------

                                (Continued)


                                                  Year Ended December 31,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
                                                  (As Restated)
NET INCOME                                         $  589,050      $  728,528

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on investment
    securities, net of deferred taxes of
    $1,556 and $1,435 in 1998 and 1997,
    respectively                                      (24,538)         19,741
                                                    ---------      ----------
TOTAL COMPREHENSIVE INCOME                          $ 564,512      $  748,269
                                                    =========      ==========

Earnings per common share and
  common share equivalent                           $    1.03      $     1.30
                                                    =========      ==========

Earnings per common share -
  assuming full dilution                            $    1.02      $     1.28
                                                    =========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   ----------------------------------------------------------

              YEARS ENDED DECEMBER 31, 1998 AND 1997
              --------------------------------------

                                                            Deferred
                                                  Employee Compensation-                        Accumulated
                                                   Stock    Management               Other        Total
                            Common     Paid-in    Ownership Recognition  Retained  Comprehensive Stockholders'
                             Stock     Capital      Plan       Plan       Earnings    Income      Equity
BALANCE AT
 DECEMBER 31, 1996         $   5,871 $4,472,547($  308,064)($  156,047)  $4,882,346 $   20,721   $8,917,374
Change in net unrealized
 gain on securities
 available-for-sale                                                                     19,741       19,741
Cash dividends paid                                                     (   298,133)            (   298,133)
Repayment of ESOP debt                              38,508                                           38,508
Release of ESOP shares                   38,508                                                      38,508
Net income                                                                  728,528                 728,528
Deferred compensation
 amortization                                                   37,686                               37,686
Stock option exercised            23     23,602                                                      23,625
Stock dividend                    35     20,365                         (    20,400)
Release of vested
 MRP shares                               6,498                                                       6,498
                          ---------- ---------- ----------  ----------   ---------- ----------  -----------
BALANCE AT
 DECEMBER 31, 1997             5,929  4,561,520(   269,556)(   118,361)   5,292,341     40,462    9,512,335
Change in net unrealized
 gain on securities
 available-for-sale                                                                (    24,538) (    24,538)
Cash dividends paid                                                     (   213,767)            (   213,767)
Stock dividends paid              22     40,460                         (    39,157)                  1,325
Repayment of ESOP debt                              38,508                                           38,508
Release of ESOP shares                   38,508                                                      38,508
Net income                                                                  589,050                 589,050
Deferred compensation
 amortization                                                   37,685                               37,685
Stock options exercised          114     73,008                                                      73,122
Cash in lieu of fractional
 shares paid at pooling of
 interest transaction               (     1,417)                                                (     1,417)
Release of vested
 MRP shares                              23,391                                                      23,391
                          ---------- ---------- ----------  ----------   ---------- ----------  -----------
BALANCE AT
 DECEMBER 31, 1998 (As
 Restated)                $    6,065 $4,735,470($  231,048)($   80,676)  $5,628,467 $   15,924  $10,074,202
                          ========== ========== ========== ===========   ========== ==========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------


                                                  Year Ended December 31,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
                                                  (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on loans
    and investments                                 $ 8,072,285    $ 7,606,523
  Cash paid to suppliers and employees             (  2,520,333)  (  2,343,345)
  Proceeds from sale of loans                         2,850,271      3,010,289
  Origination of loans held for sale               (  4,350,500)  (  2,833,100)
  Interest paid                                    (  4,110,725)  (  3,984,599)
  Income taxes paid                                (    665,933)  (    304,073)
                                                    -----------    -----------
    NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                         (    724,935)     1,151,695
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturities of
    investment securities                             7,899,844      8,390,651
  Proceeds from maturities of
    mortgage-backed securities                        1,463,209      1,134,361
  Purchases of investment securities               (  7,379,454)  (  7,934,136)
  Purchases of mortgage-backed securities          (    219,678)
  Loans originated                                 ( 32,726,296)  ( 21,186,239)
  Principal collected on loans                       30,523,178     17,616,540
  Purchases of office properties, equipment
    and leasehold improvements                     (    205,317)  (    207,366)
  Proceeds from sale of office properties,
    equipment, and leasehold improvements                              129,295
  Proceeds from sale of real estate owned               192,739        188,378
  Purchase of real estate owned                                   (    171,229)
  Purchase of stock in Federal Home Loan
    Bank of Atlanta                                (     19,600)  (     15,200)
                                                    -----------    -----------
     NET CASH USED BY INVESTING ACTIVITIES         (    471,375)  (  2,054,945)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts, and savings accounts               67,432,105     31,077,447
  Proceeds from sales of certificates                 8,991,415      7,992,543
  Payments of maturing certificates of deposits    ( 69,344,611)  ( 34,603,911)
  Decrease in advance payments by borrowers
    for property taxes and insurance               (     20,733)  (     45,513)
  Proceeds from issuance of common stock                 58,807         23,626
  Repayments to Federal Home Loan
    Bank of Atlanta                                               (  2,750,000)
  Dividends paid                                   (    213,767)  (    298,133)
  Unearned ESOP compensation decrease                    38,508         38,508
                                                    -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        6,941,724      1,434,567
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             5,745,414        531,317

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                   4,316,776      3,785,459
                                                    -----------    -----------
  END OF YEAR                                       $10,062,190    $ 4,316,776
                                                    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

                                (Continued)


                                                  Year Ended December 31,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
                                                  (As Restated)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                           $  589,050    $  728,528

Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
    Gain on sale of office properties,
       equipment, and leasehold
       improvements                                               (    44,769)
    Depreciation                                         98,783        77,263
    Provision for loan losses                            90,000        87,000
    Amortization of investment
       security premiums                                  4,808         1,651
    Net amortization of deferred loan fees                        (     1,016)
    Stock dividends                                 (    31,059)  (    30,655)
    Increase (decrease) in accrued
       interest receivable                               65,070   (    29,663)
    (Increase) decrease in deferred
       taxes                                        (    61,854)       61,525
    Increase in mortgage servicing rights           (    19,936)  (    43,028)
    (Increase) decrease in prepaid
       expenses                                     (    12,585)        5,423
    (Increase) decrease in other assets                  59,144   (    24,229)
    Increase in other liabilities                         2,912       189,198
    (Increase) decrease in loans held
       for sale                                     ( 1,568,927)      130,284
    Distribution from MRP Trust                          61,076        44,183
    Cash paid in lieu of fractional
       shares                                       (     1,417)
                                                     ----------    ----------
                                                    ( 1,313,985)      423,167
                                                     ----------    ----------
                                                    ($  724,935)   $1,151,695
                                                     ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------



1. SUMMARY OF SIGNIFICANT ORGANIZATION AND ACCOUNTING POLICIES

   a. Organization and Principles of Consolidation -- On
      --------------------------------------------
         September 30, 1998, the Corporation merged with Columbian Bank, a Federal Savings Bank ("Columbian") in a transaction accounted for as a pooling of interest. All financial information includes the financial position and results of operations of Columbian for all periods presented prior to the date of the merger (See
         Note 19).

         Cecil Bancorp, Inc. (the Corporation) is a savings and loan holding company, and is the parent company of Cecil Federal Savings Bank ("Cecil") and Columbian (the Banks). Cecil and Columbian operate as separate entities. The consolidated financial statements include the accounts of the Corporation, the Banks, and Cecil's wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation.

         The Banks are members of the Federal Home Loan Bank System (FHLB) and are subject to regulation by the Office of Thrift Supervision (OTS), a division of the U.S. Government Department of Treasury. As members of this System, the Banks maintain a required investment in capital stock of the FHLB. The Banks maintain insurance on savings deposits within certain limitations as members of the Savings Association Insurance Fund (SAIF) which is administered by the Federal Deposit Insurance Corporation (FDIC). Regulatory reserve requirements, federal income tax requirements and related restrictions of retained earnings are discussed in Notes 11, 12 and 13.

   b. Cash and Cash Equivalents -- For purposes of reporting
      -------------------------
         cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

   c. Investment Securities -- Regulations require the Banks to
      ---------------------
         maintain, in cash and U.S. Government and other approved securities, an amount equal to 4% of savings accounts (net of loans on savings accounts) plus short-term borrowings. In addition, short-term assets must constitute at least 1% of net withdrawable savings and short-term borrowings.

         The Corporation carries certain investments at amortized cost, which are not adjusted to the lower of cost or market because management has the ability and intent to hold them to maturity. Gains and losses on sales of these securities are recognized when realized and are shown in the consolidated statements of operations.

         The Corporation also classifies certain investments as available for sale because these securities are not intended to be held to maturity. Such securities are carried at fair value. Unrealized gains and losses, net of tax, on securities available-for-sale are recognized as direct increases or decreases in accumulated other comprehensive income.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

1. SUMMARY OF SIGNIFICANT ORGANIZATION AND ACCOUNTING POLICIES
   (Continued)

   d. Allowance for Loan Losses -- A provision for loan losses
      -------------------------
         is charged to operations based on management's evaluation of the potential loss in its portfolio. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters the estimated market value of the underlying collateral.

   e. Property and Equipment -- Depreciation of office buildings
      ----------------------
         and equipment is accumulated on the straight-line method over the estimated useful lives of the related assets. Estimated lives are 50 years for buildings and three to fifteen years for equipment. Leasehold improvements are amortized on the straight line method over the remaining terms of the related leases or over their estimated useful lives, whichever is shorter.

         Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains and losses are credited or charged to income.

   f. Mortgage Loan Interest Income -- The Corporation provides
      -----------------------------
         an allowance for uncollectible interest on all accrued interest related to loans 90 days or more delinquent. This allowance is netted against accrued interest receivable for financial statement disclosure. Such interest ultimately collected is credited to income in the period of recovery.

   g. Loans Held for Sale -- Mortgage loans originated and held
      -------------------
         for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

   h. Income Taxes -- Deferred taxes on income result from the
      ------------
         recognition of the income tax effect of temporary differences in reporting transactions for financial and tax purposes. Such temporary differences relate primarily to deferred loan fees, interest received in advance, accrued compensation to directors, and the recapture of a special bad debt deduction (See Note
         11).

         The Corporation and the Banks along with the subsidiaries file consolidated Federal tax returns.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

1. SUMMARY OF SIGNIFICANT ORGANIZATION AND ACCOUNTING POLICIES
   (Continued)

   i. Real Estate Owned -- Real estate properties acquired
      -----------------
         through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs related to the holding of property are expensed.

         Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

   j. Mortgage-backed Securities -- Mortgage-backed securities
      --------------------------
         represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Certain mortgage-backed securities are not adjusted to the lower of cost or market because management intends and has the ability to hold them to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

         The Corporation also classifies certain mortgage-backed securities as available for sale because these securities are not intended to be held to maturity. Such securities are carried at fair value. Unrealized gains and losses, net of tax, on securities available for sale are recognized as direct increases or decreases in accumulated other comprehensive income.

   k. Loan Origination Fees -- Loan commitment fees and loan
      ---------------------
         fees for originating loans are accounted for in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91), which requires that certain direct costs associated with the loan originating process be netted against originating fees received, with the net resulting amount amortized over the contractual lives of the loan on the level-yield method as an adjustment to the loan's yield.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

1. SUMMARY OF SIGNIFICANT ORGANIZATION AND ACCOUNTING POLICIES
   (Continued)

   l. Use of Estimates -- The preparation of financial
      ----------------
         statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

   m. Loan Servicing -- The cost of mortgage servicing rights is
      --------------
         amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

         When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

         Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. The Corporation evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

   n. Advertising Expense -- Advertising costs are expensed as
      -------------------
         incurred. Advertising costs were $44,543 and $37,340 for the years ended December 31, 1998 and 1997, respectively. The Corporation did not have costs related to direct response advertising campaigns during the years ended December 31, 1998 and 1997.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)


1. SUMMARY OF SIGNIFICANT ORGANIZATION AND ACCOUNTING POLICIES
   (Continued)

   o. Segment Information -- The Corporation is in one business
      -------------------
         segment, the savings and loan banking business, and follows the requirements of SFAS 131 "Disclosures about Segments of an Enterprise and Related Information".

   p. Other Matters -- The Corporation has established a
      -------------
          company-wide task force to review all computer-based systems and applications and develop a company-wide action plan for the century date change for the year 2000. The Corporation's goal is to have all systems and applications compliant with the century change by March 31, 1999. Preliminary cost estimates have not been finalized, but remediation efforts will be expensed. None of these costs is anticipated to have a material impact on the Corporation's results in any one period. In addition, the Corporation could possibly be affected by the century change to the extent other entities not affiliated with it are unsuccessful in addressing this issue on a timely basis.

   q. Reclassification of 1997 Financial Statements -- Certain
      ---------------------------------------------
         reclassifications have been made to the 1997 figures to conform with current year presentation.


2. ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 1996, the FASB issued SFAS 125, "Accounting for
      Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which was adopted by the Corporation effective January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If the transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The adoption of SFAS 125 did not have a material impact on the Corporation's consolidated financial statements.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)


2. ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   (Continued)

   Effective December 31, 1997, the Corporation adopted SFAS
      128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and the denominator of the basic EPS calculation to the numerator and the denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This statement is effective for periods ending after December 15, 1997, and requires restatement of all prior periods presented.

   Effective December 31, 1998 the Corporation adopted SFAS No.
      129, "Disclosure of Information about Capital Structure." This statement consolidates existing guidance and requires entities (public and non-public) to disclose certain information about the entity's capital structure. It contains no change in disclosure requirements for entities such as the Corporation that were previously subject to the requirements of Opinions 10 - "Omnibus Opinion -
      1966" and 15 - "Earnings Per Share" and Statement 47 - "Disclosure of Long-Term Obligations." Accordingly, no new reporting requirements have been imposed on the Corporation.

   Effective for the year ended December 31, 1998 the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," which requires reporting of "comprehensive income" and its components in financial statements. "Comprehensive income" includes net income and other items of comprehensive income, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments, which are excluded from net income. This statement was effective for periods beginning after December 15, 1997 and required the restatement of all prior periods presented.

   Effective for the year ended December 31, 1998 the Corporation adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 established standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material impact on the Corporation's consolidated financial statements.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)


2. ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   (Continued)

   In February 1998, the FASB issued SFAS No. 132 "Employers'
      Disclosure about Pensions and Other Post-retirement Benefits", which revises employers' disclosure about pension and other post-retirement benefitplans. SFAS No. 132 is effective for financial statements for the periods beginning after December 31, 1997, and requires comparative information for earlier years to be restated. This standard currently does not apply to the Corporation.

   During the second quarter of 1998, the Financial Accounting
      Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instrument imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new Statement on its consolidated financial position, liquidity, and results of operations.

3. INVESTMENT SECURITIES

   Investment securities have been classified in the statements of financial position according to management's intent.

   The amortized costs and estimated market values of investment securities held-to-maturity as of December 31, 1998 and 1997 are as follows:

                                            Gross         Gross     Estimated
                               Amortized  Unrealized    Unrealized    Market
                                  Cost       Gains        Losses       Value
                               ---------  ----------    ----------   --------
                                              December 31, 1998
                               ----------------------------------------------
  U.S. Treasury Securities
   and obligations of U.S.
   government and Federal
   Agencies                    $4,228,742   $7,689       $3,732     $4,232,699
                               ==========   ======       ======     ==========

                                              December 31, 1997
                               ---------------------------------------------
  U.S. Treasury Securities
   and obligations of U.S.
   government and Federal
   Agencies                    $5,842,776   $1,291       $4,614     $5,839,453
                               ==========   ======       ======     ==========

                              26

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------
                              (Continued)

3. INVESTMENT SECURITIES (Continued)

   The amortized costs and estimated market values of investment securities available-for-sale as of December 31, 1998 and 1997 are as follows:

                                            Gross         Gross     Estimated
                               Amortized  Unrealized    Unrealized    Market
                                  Cost       Gains        Losses       Value
                               ---------  ----------    ----------   --------
                                              December 31, 1998
                               ----------------------------------------------
  U.S. Treasury Securities
   and obligations of
   U.S. Government and
   Federal Agencies            $2,000,000   $19,516      $            $2,019,516
  Mutual Funds                  2,071,899     2,691       2,263        2,072,327
                               ----------   -------      ------       ----------
                               $4,071,899   $22,207      $2,263       $4,091,843
                               ==========   =======      ======       ==========

                                             December 31, 1997
                               ----------------------------------------------
   U.S. Treasury Securities
     and obligations of
     U.S. Government and
     Federal Agencies          $2,000,000   $35,315      $            $2,035,315
   Mutual Funds                   949,999       803         706          950,096
                               ----------   -------      ------       ----------
                               $2,949,999   $36,118      $  706       $2,985,411
                               ==========   =======      ======       ==========

   The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Estimated
                                        Amortized   Market
                                           Cost      Value
                                        ---------  ----------
         Due in one year or less        $3,003,652  $3,009,375
         Due from five to ten years      2,724,638   2,746,120
         Due beyond ten years              500,452     496,720
                                        ----------  ----------
                                        $6,228,742  $6,252,215
                                        ==========  ==========

  Investment securities carried at approximately $3,003,662 at December 31, 1998, were pledged to secure public deposits.

   No gross gains or losses were realized during the years ended
     December 31, 1998 and 1997.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

4. MORTGAGE BACKED SECURITIES

   Mortgage-backed securities have been classified in the statements of financial position according to management's intent.

   The amortized costs and estimated market values for mortgage-backed securities held-to-maturity as of December
     31, 1998 and 1997 are as follows:

                                            Gross         Gross     Estimated
                               Amortized  Unrealized    Unrealized    Market
                                  Cost       Gains        Losses       Value
                               ---------  ----------    ----------   --------
                                              December 31, 1998
                               ----------------------------------------------
     GNMA                      $  729,674  $ 2,294        $          $  731,968
     FHLMC                      1,009,480    1,329          3,235     1,007,574
     FNMA                         307,829    1,077          4,254       304,652
                               ----------  -------        -------    ----------
                               $2,046,983  $ 4,700        $ 7,489    $2,044,194
                               ==========  =======        =======    ==========

                                               December 31, 1997
                               ----------------------------------------------
     GNMA                      $1,019,533  $26,156        $          $1,045,689
     FHLMC                      1,316,456                   9,073     1,307,383
     FNMA                         423,545    1,638          7,477       417,706
                               ----------  -------        -------    ----------
                               $2,759,534  $27,794        $16,550    $2,770,778
                               ==========  =======        =======    ==========

   The amortized costs and estimated market values for mortgage-backed securities available-for-sale as of
     December 31, 1998 and 1997 are as follows:

                                            Gross         Gross     Estimated
                               Amortized  Unrealized    Unrealized    Market
                                  Cost       Gains        Losses       Value
                               ---------  ----------    ----------   --------
                                              December 31, 1998
                               ----------------------------------------------
   As of December 31, 1998
     FHLMC                     $  857,261   $ 5,999      $           $  863,260
                               ==========   =======      ========    ==========

   As of December 31, 1997
     FHLMC                     $1,390,245   $15,238      $           $1,405,483
                               ==========   =======      ========    ==========

   Certain mortgage-backed securities are subject to significant prepayment risks. In periods of declining interest rates mortgages may be repaid more rapidly than anticipated resulting in greater amortization of premiums and reduced yields. In addition, the Corporation may be unable to reinvest at an interest rate comparable to the rate on the prepaying mortgage-backed security. In contrast, in periods of increasing interest rates, market values of mortgage-backed securities will decline.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

4.  MORTGAGE-BACKED SECURITIES (Continued)

   Mortgage-backed securities carried at $854,578 at December
     31, 1998, were pledged to secure public deposits.


5. LOANS RECEIVABLE

   The Corporation's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The ability and willingness of loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers geographic area and the general economy.

   A summary of loans receivable follows:

                                                    1998         1997
                                                -----------  -----------
   First mortgage loans
     1-4 Dwelling units                         $59,756,198  $56,002,532
     5 or more                                      868,614    1,065,865
     Non-Residential                              2,458,561    2,470,091
     Land                                         2,303,437    3,457,105
     Construction                                 5,533,125    4,789,381
                                                -----------  -----------
                                                 70,919,935   67,784,974
   Other loans
     Home equity loans                            1,991,622    2,557,345
     Commercial loans                             2,051,627    1,621,686
     Home improvement loans                          14,818        9,000
     Consumer loans                               4,180,088    2,611,650
     Loans on savings deposits                      910,010      711,124
     Education                                       60,642       75,654
                                                -----------  -----------
                                                 80,128,742   75,371,433
   Less:
     Undisbursed proceeds on
       loans in process                          (2,402,632)  (1,394,100)
       Deferred loan fees                          (262,738)    (244,774)
      Loans held for sale                        (2,515,151)  (1,362,969)
     Allowance for loan losses                     (402,309)    (353,541)
                                                -----------  -----------
                                                $74,545,912  $72,016,049
                                                ===========  ===========

   The Bank serviced loans for others in the approximate amount of $18,324,000 and $20,792,260 in 1998 and 1997, respectively.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

5. LOANS RECEIVABLE (Continued)

   An analysis of the allowance for loan losses for the years ended December 31, 1998 and 1997 is as follows:

                                                    1998         1997
                                                -----------  -----------
     Balance at beginning of period              $  353,541   $  297,691
     Provision charged to operations                 90,000       87,000
     Charge-offs, net                               (41,232)     (31,150)
                                                 ----------   ----------
     Balance at end of period                    $  402,309   $  353,541
                                                 ==========   ==========

   Commercial and commercial real estate loans are considered impaired when it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status. Loans that are returned to accrual status are no longer considered to be impaired. The allowance for loan losses includes impairment reserves related to loans that are identified as impaired, which are based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) and insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms. A loan is classified as an insubstance foreclosure when the Corporation has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place.

   The Corporation had no impaired loans at December 31, 1998 and 1997.

   At December 31, 1998, the Bank had outstanding commitments to originate loans as follows:

                                 Fixed Rate      Variable Rate
                                (6.00%-8.50%)   (7.00%-8 1/8%)    Total
                                -------------   --------------    -----
         First mortgages          $2,734,500     $  528,700      $3,263,200
                                  ==========     ==========      ==========

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

6. OFFICE PROPERTIES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Office properties, equipment and leasehold improvements are summarized by major classifications as follows:

                                                    1998         1997
                                                -----------  -----------
         Land                                    $  271,333   $  264,973
         Buildings and improvements                 644,387      644,387
         Furniture, fixtures and equipment          625,612      584,902
         Leasehold improvements                     231,288      225,493
                                                 ----------   ----------
                                                  1,772,620    1,719,755
         Accumulated depreciation                   660,113      713,781
                                                 ----------   ----------
                                                 $1,112,507   $1,005,974
                                                 ==========   ==========

   Depreciation expense for the years ended December 31, 1998 and 1997 was $98,783 and $77,263, respectively.

   Leasehold improvements relate to office space for Cecil's branch office and lending office. The branch office is being leased under the terms of an operating lease with renewal options for two successive five year terms which expire in May 2005. The lending office is being leased under the terms of an operating lease which expires in May 2000, with renewal options for three successive five year terms. Land is being leased for the operation of two Automatic Teller Machines under the terms of operating leases which expire through July 2002, with renewal options for three successive three year terms. Annual rental on these leases was $41,580 and $39,750 in 1998 and 1997, respectively.

   The following is a schedule by years of future rental payments required under the operating leases for the remaining non-cancelable terms:

         Year ending December 31, 1999          $   40,950
                                  2000              30,450
                                  2001              21,050
                                  2002              19,050
                                  2003              17,850
                            Thereafter              23,800
                                                ----------
                                                $  153,150
                                                ==========

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

7.  FEDERAL HOME LOAN BANK STOCK

   Investment in stock of the Federal Home Loan Bank is required of every federally-insured savings bank. The Banks must own capital stock in an amount equal to the greater of 1% of their residential mortgages and mortgage-backed securities, or 3/10th of 1% of total assets. No ready market exists for the bank stock, and it has no quoted market value.

8.  ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable at December 31, 1998 and 1997, consists of the following:

                                                    1998         1997
                                                -----------  -----------
         Loans receivable                        $  492,246   $  519,989
         Mortgage-backed securities                   6,360       22,631
         Investment securities                       99,316      120,372
                                                 ----------   ----------
                                                 $  597,922   $  662,992
                                                 ==========   ==========

9. SAVINGS DEPOSITS

   The following is a summary of savings deposits as of December 31:

                                    1998                      1997
                             --------------------      --------------------
                                         Weighted                  Weighted
                                         Average                   Average
                             Amount        Rate         Amount       Rate
                             ------      --------       ------     --------
   N.O.W. and Money
     Market accounts       $ 9,841,890   2.1534        $ 8,631,006  2.3547
   Savings accounts         18,061,028   3.1010         16,083,532  3.5172
   Term certificates        57,078,485   5.7330         54,842,201  5.9076
   Checking accounts         2,693,399                   1,039,154
                           -----------                 -----------
                           $87,674,802                 $80,595,893
                           ===========                 ===========

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

9. SAVINGS DEPOSITS (Continued)

    A summary of certificate accounts by maturity as of December
       31, 1998 follows:

         Under 12 months                      $40,236,825
         12 months to 24 months                10,545,101
         24 months to 36 months                 1,947,868
         Over 36 months                         4,348,691
                                              -----------
                                              $57,078,485
                                              ===========

   Eligible savings accounts are insured up to $100,000 by the Savings Association Insurance Fund.

   Savings deposits include certificates of deposit in denominations of $100,000 or more aggregating $22,018,496 and $15,825,910 as of December 31, 1998 and 1997.

   The bank held deposits of approximately $2,168,574 for related parties at December 31, 1998.


10. ADVANCES FROM FEDERAL HOME LOAN BANK

   At December 31, 1998, short-term advances consist of the following:

         Maturity          Interest
           Date              Rate       December 31, 1998
         --------          ---------    -----------------
         12/20/99            5.93%         $1,750,000

   Wholly owned first mortgage loans on 1-4 dwelling units with unpaid principal balances of approximately $36,467,000 were pledged to the FHLB as collateral on advances.


11.  INCOME TAXES

   In August 1996, the provisions repealing the then current thrift bad debt rules were passed by Congress. The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their tax bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Corporation has previously recorded a deferred tax liability equal to the tax bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)


11. INCOME TAXES (Continued)

   The unrecaptured base year reserves will not be subject to recapture as long as the Corporation continues to carry on the business of banking. In addition, the balance of the pre-1998 tax bad debt reserves continue to be subject to provisions of present law that require recapture in the case of certain excess distributions to stockholders. For federal income tax purposes, the Corporation has designated $551,280 of net worth as a reserve for tax bad debts on loans. The use of this amount for purposes other than to absorb losses on loans would result in taxable income and financial statement tax expense at the then current tax rate.

   The components of income tax expense were as follows for the years ended December 31:

                                                    1998         1997
                                                -----------  -----------
     Current:
       Federal at 34%                           $  481,579  $  428,611
       State                                       113,617     102,707

     Deferred (benefit) expense                    (58,402)     (6,952)
                                                ----------  ----------
         Total                                  $  536,794  $  524,366
                                                ==========  ==========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                    1998         1997
                                                -----------  -----------
  Deferred tax assets:
    Deferred loan origination fees               $ 52,552    $ 51,968
    Loan loss allowance                           155,372     134,504
    Reserve for uncollected interest               11,265      16,573
    Tax basis of foreclosed real estate
       in excess of book                           16,655      16,168
    Deferred compensation                         101,701      79,281
    Interest collected in advance                   8,673       6,897
    Other                                                       7,205
                                                 --------    --------
       Total gross deferred tax assets            346,218     312,596
                                                 --------    --------

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)
11.  INCOME TAXES (Continued)

                                                    1998         1997
                                                -----------  -----------
   Deferred tax liabilities:
     FHLB Stock dividends                        $ 27,691    $ 26,880
     Tax reserves for bad debts                   115,507     139,601
     Mortgage servicing rights                     47,712      40,012
     Tax accumulated depreciation in
        excess of book                             30,398      33,673
     Net unrealized appreciation on
        available for sale securities              10,019      19,561
                                                 --------    --------
        Total gross deferred tax liabilities      231,327     259,727
                                                 --------    --------
   Net deferred tax assets                       $114,891    $ 52,869
                                                 ========    ========

   At December 31, 1998 and 1997, there is no valuation allowance maintained against the deferred tax assets. The
     Corporation expects to fully realize the benefit of the deferred tax assets.

12. RETAINED EARNINGS

   Retained earnings are restricted by regulatory requirements and federal income tax requirements.

   In connection with the insurance of savings accounts by SAIF, the Banks are required to meet certain capital requirements based on computations prescribed by OTS (see Note 13).

   Payment of dividends on the common stock of the Corporation will be subject to the availability of funds from dividend distributions of the Banks, which are subject to various restrictions. Under regulations of the OTS, the Banks are not permitted to pay dividends on their common stock if their regulatory capital is reduced below the amount required for the "liquidation account" or the capital requirements imposed by FIRREA and the OTS. Since the banks meet the fully phased-in capital requirements under FIRREA, they may pay a cash dividend on their capital stock up to the higher of (i) 100% of their net income to date during the calendar year plus an amount not to exceed 50% of their surplus capital ratio at the beginning of the calendar year or (ii) 75% of their net income over the most recent four quarter period.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

13.  REGULATORY CAPITAL MATTERS

   The Banks are subject to various regulatory capital requirements administered by their primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have direct material effect on the Banks and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines involving quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 1998, that the Banks meet all the capital adequacy requirements to which it is subject.

   As of December 31, 1998, the most recent notification from the OTS, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the following table. There are no events or conditions since the most recent notification that management believes have changed the Banks' prompt corrective action category.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

13.  REGULATORY CAPITAL MATTERS (Continued)

   The following tables illustrate the actual and required amounts and ratios for the Corporation and the Banks as set forth by the Federal Deposit Insurance Corporation (FDIC) and the OTS at the dates indicated.

   CECIL
                                                         To Be Well Capitalized
                                                              under Prompt
                                                           Corrective Action
                                           Actual              Provisions
                                       ---------------    --------------------
                                       Amount    Ratio     Amount       Ratio
                                       ------   ------    -------      -------
   As of December 31, 1998        (in thousands)      (in thousands)
     Total risk-based capital
       (to risk-weighted assets)      $8,144     18.37% >   $4,433  >  10.0%
                                                        -           -
     Tier I capital
       (to risk-weighted assets)       7,921     17.87% >    2,660  >   6.0%
                                                        -           -
     Tier I capital
       (to adjusted total assets)      7,921     11.09% >    3,571  >   5.0%
                                                        -           -
     Tangible capital
       (to adjusted total assets)      7,921     11.09% >    1,071  >   1.5%
                                                        -           -
   As of December 31, 1997
     Total risk-based capital
       (to risk-weighted assets)      $7,326     18.08% >    $4,052 >  10.0%
                                                        -           -
     Tier I capital
       (to risk-weighted assets)       7,150     17.65% >     2,431 >   6.0%
                                                        -           -
     Tier I capital
       (to adjusted total assets)      7,150     11.23% >     3,183 >   5.0%
                                                        -           -
     Tangible capital
       (to adjusted total assets)      7,160     11.25% >       955 >   1.5%
                                                       -           -

   COLUMBIAN
   ---------
                                                         To Be Well Capitalized
                                                             under Prompt
                                                           Corrective Action
                                           Actual              Provisions
                                       ---------------    --------------------
                                       Amount    Ratio     Amount       Ratio
                                       ------   ------    -------      -------
   As of December 31, 1998          (in thousands)      (in thousands)
     Total risk-based capital
       (to risk-weighted assets)      $2,185     15.05% >    $1,452 >  10.0%
                                                        -           -
     Tier I capital
       (to risk-weighted assets)       2,082     14.34% >       872 >   6.0%
                                                        -           -
     Tier I capital
       (to adjusted total assets)      2,082      6.98% >     1,491 >   5.0%
                                                        -           -
     Tangible capital
       (to adjusted total assets)      2,082      6.98% >       447 >   1.5%
                                                        -           -

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

13.  REGULATORY CAPITAL MATTERS (Continued)

     COLUMBIAN (Continued)
     ---------

   CECIL
                                                         To Be Well Capitalized
                                                              under Prompt
                                                           Corrective Action
                                           Actual              Provisions
                                       ---------------    --------------------
                                       Amount    Ratio     Amount       Ratio
                                       ------   ------    -------      -------
   As of December 31, 1997        (in thousands)      (in thousands)
     Total risk-based capital
       (to risk-weighted assets)      $2,094      15.41% >  $1,359  >   10.0%
                                                         -          -
     Tier I capital
       (to risk-weighted assets)       1,991      14.65% >     815  >   6.0%
                                                         -          -
     Tier I capital
       (to adjusted total assets)      1,991       6.64% >   1,499  >   5.0%
                                                         -          -
     Tangible capital
       (to adjusted total assets)      1,991       6.64% >     450  >   1.5%
                                                         -          -

14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS

   a.  Employee Stock Ownership Plan -- In conjunction with the
       -----------------------------
         plan of conversion, the Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Corporation or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Corporation. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The outstanding loan balance is included as a liability in the accompanying consolidated statements of financial condition, and the Corporation's obligation related to the ESOP debt is reflected as a reduction in stockholders' equity. The loan is to be paid in annual installments of $38,508 plus interest at prime plus 1% (8.75% at December 31, 1998) over a ten year period. Payments began on December 31, 1995. The Banks contribute sufficient cash funds to the ESOP to repay the loan, plus such other amounts as the Corporation's Board of Directors may determine in its discretion.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

 14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

   a.  Employee Stock Ownership Plan (Continued)
       -----------------------------
         Contributions to the ESOP and shares released from the suspense account are to be allocated among participants on the basis of their annual wages subject to federal income tax withholding, plus any amounts withheld under a plan qualified under Sections 125 or 401(k) of the Code and sponsored by the Corporation. Participants must be employed at least 1,000 hours in a calendar year in order to receive an allocation. Forfeitures will be reallocated to participants on the same basis as other contributions. Dividends paid on allocated shares are expected to be used to repay the ESOP loan, credited to participant accounts within the ESOP, or paid to participants; dividends on unallocated shares are expected to be used to repay the ESOP loan. The Corporation is to administer the ESOP.

         The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholders' equity. As shares are released from collateral, the Banks record compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings per share computations. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. ESOP compensation expense was $24,445 and $43,751 in 1998 and 1997, respectively. The ESOP shares as of December 31, 1998 were as follows:

            Shares released for allocation        15,403
            Unreleased shares                     23,105
                                                --------
               Total ESOP shares                  38,508
                                                ========

            Fair value of unreleased shares
               at December 31, 1998             $542,968
                                                ========

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

   b.  Stock-based Compensation Plans
       ------------------------------
         During 1995, the Corporation formed a Management Recognition Plan ("MRP"), which was authorized to acquire 4% of the shares of common stock issued on the date of reorganization. The total shares authorized are to be awarded to directors and to employees in key management positions in order to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation.

         The Corporation contributed funds in the amount of $263,351 to the MRP to enable it to acquire the shares of stock that will be required to fund the MRP (18,174 shares). The number of shares awarded for the year ended December 31, 1995 was 17,507. Awards under the MRP are earned and non-forfeitable by a participant at the rate of one-fifth per year of service.

         The $263,351 contributed to the MRP is being amortized to compensation expense as the plan participants become vested in those shares. Compensation expense in connection with the MRP was $66,383 and $50,627 in 1998 and 1997, respectively. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

   The following table summarizes information about the management recognition plan at December 31:

                                                       1998      1997
                                                      ------    ------

         Outstanding shares at beginning of year      7,796     10,395
         Vested and paid shares                      (2,599)    (2,599)
                                                    -------    -------
         Outstanding shares at end of year            5,197      7,796
                                                    =======    =======

   The Corporation adopted stock option plans in 1992 and 1995 for the benefit of directors, selected officers, and other key employees. The Plans provide for the granting of options for the common shares of the Corporation at the fair market value at the time the options are granted. The term of each option awarded is to be determined by a committee of the Board of Directors, but shall not exceed ten years. The term of an option shall not exceed five years for employees owning more than 10% of the outstanding common stock at the time the option is granted. Discretionary stock appreciation rights may be granted in conjunction with, or independently of, any options granted under the Plans. Upon exercise of a stock appreciation right, the related option, or portion thereof, is cancelled.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

   b. Stock-based Compensation Plans (Continued)
      ------------------------------------------
         In accordance with the stock option plans a total of 57,838 shares of unissued common stock are reserved for issuance pursuant to incentive stock options. The number of shares reserved for the option plans did not change in 1998, except for the effect of the pooling of interest transaction and the stock dividend.

         The Company's 1995 Stock Option Plan (Five-Year Options) has authorized the grant of options to management personnel for up to 44,519 shares of the Company's common stock. All options granted have 10 year terms and vest ratably over their respective terms.

         The number of shares and the exercise prices in the following table have been retroactively restated for the 1998 and 1997 stock dividends.

         A summary of the Corporation's stock option activity, and related information for the year ended December 31 is as follows:

                                     1998                        1997
                             -------------------------    -------------------------
                                      Weighted-Average             Weighted-Average
                             Shares    Exercise Price     Shares    Exercise Price
                             ------   ----------------    ------   ----------------
     Outstanding at
       beginning of year      43,092      $ 9.86           43,707      $ 9.86
     Granted                                                1,787        6.87
     Exercised               (10,045)      (5.85)          (2,402)      (7.63)
                             -------      ------           ------      ------
     Outstanding at
       end of year            33,047      $11.07           43,092      $ 9.86
                             =======      ======           ======      ======

     Options exercisable
       at year end            20,204                       23,758
                             =======                       ======

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

   b. Stock-based Compensation Plans (Continued)
      ------------------------------
         The per share weighted average fair value of stock options granted during 1998 and 1997 was 6.60 and 5.90, respectively, on the date of the grants using the Black Scholes option-pricing model as a valuation technique with the following average assumptions: 3% expected dividend yield, 5.9 and 6.2 risk-free interest rate, and expected life, 7.25 years and 8.25 years; and expected volatility, 21% and 20% respectively.

         For financial statement purposes, the Corporation measures the compensation costs of its stock option plans under Accounting Principles Board (APB) Opinion No. 25 whereby, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Corporation's common stock. Had the Corporation determined cost based on the fair value at the grant date for its stock options under FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the proforma amounts indicated below.

                                                    Earnings per Share
                                                  ---------------------
                             Net income           Basic         Diluted
                             ----------           -----         -------
   December 31, 1998
     As reported             $589,050             $1.03          $1.02
     Pro forma                577,783              1.01           1.00

   December 31, 1997
     As reported             $728,528             $1.30          $1.28
     Pro forma                714,356              1.27           1.26

         The pro forma amounts reflect only stock options granted in 1997 and subsequent years. Therefore, the full impact of calculating the cost for stock options under Statement No. 123 is not reflected in the pro forma amounts presented above because the cost for options granted prior to January 1, 1997 is not considered under the requirements of Statement No. 123.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

14.  OFFICER, DIRECTOR, AND EMPLOYEE PLANS (Continued)

   c.  Retirement Plan for Non-Employee Directors -- Effective
       ------------------------------------------
         January 1, 1995 the Corporation adopted a Retirement Plan for Non-Employee Directors. Under this plan, each participating director would receive monthly benefits for the ten-year period following termination of service on the Board, in an amount equal to the product of his or her "Benefit Percentage," his or her "Vested Percentage," and $500. A director's "Benefit Percentage" is based on his or her overall years of service on the Board of Directors of the Corporation, and increases in increments of 20% from 0% for less than five years of service, to 20% for five to nine years of service, to 40% for 10 to 14 years of service, to 60% for 15 to 19 years of service, to 80% for 20 to 24 years of service, and to 100% for 25 or more years of service.

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

         The Directors' Plan is unfunded. All benefits will be paid from the Corporation's general assets. The Corporation recognizes annual compensation expense as the benefits become vested. The amount of compensation expense incurred by the Corporation in connection with the plan for the years ended December 31, 1998 and 1997 was $42,000 per year.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

15. PENSION PLAN

   Cecil has a defined contribution pension plan covering all full-time employees who meet certain eligibility requirements as to age and length of service. The plan is funded by annual employer contributions determined at the rate of 10% of compensation of eligible employees. Pension costs charged to operations in 1998 and 1997 amounted to $56,145 and $57,768, respectively.

   Columbian has in effect a profit sharing plan for full-time employees who have completed one full year of service. The Plan allows for annual contributions of up to 15% of its payroll. The Plan does not provide for employee contributions. Each participant in the plan becomes fully vested after five consecutive years of service under the Plan and upon retirement receives the contributions on behalf of the participant and the earnings thereon. Contributions charged to operations in 1998 and 1997 amounted to $4,750 and $5,750, respectively.


16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

   The Bank is party to financial instruments with off-balance-sheet risk.

   The following commitments are outstanding as of December 31:

                                          1998         1997
                                       ----------   ---------
       Unfunded lines of credit        $3,397,707   $2,890,000
       Loan commitments                 3,263,200    1,576,000
                                       ----------   ----------
                                       $6,660,907   $4,466,000
                                       ==========   ==========

   The Corporation's exposure to credit loss in the event of non-performance by the other party to these instruments is represented by the contractual amount of the instrument. The Corporation uses the same credit policies in granting such loan commitments as it does for on-balance sheet instruments. The Corporation generally requires collateral to support such financial instruments with credit risk, which generally consists of the right to receive a first mortgage on improved or unimproved real estate when performance under the contract occurs (see Note 5).

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     (Continued)

   The Corporation invests funds in the form of certificates of deposit at the Federal Home Loan Bank. In addition, the Corporation maintains cash accounts at the Federal Home Loan Bank and three local banks. Balances reflected on the local bank's statements exceed the $100,000 insurance limit by varying amounts throughout the year. The Corporation controls this risk by monitoring the financial condition of the local banks. The Federal Home Loan
     Bank is an instrumentality of the U.S. Government.


17.  EARNINGS PER SHARE

   During 1998 and 1997, options to acquire 20,204 and 23,758 shares, respectively of the Corporation's stock were vested and exercisable (see Note 14). The options expire through May 2006.

   Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares of common stock outstanding was 570,395 and 559,365 in 1998 and 1997, respectively.

   Diluted earnings per common share were determined on the assumption that the options were exercised on May 31, 1997 and May 31, 1996 (the date they became vested). The number of common shares was increased by the number of shares issuable on the exercise options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the year-end price of $23.50 and $20 at December 31, 1998 and 1997, respectively. The weighted average number of shares of common stock outstanding for computation of diluted earnings per common share was 578,938 and 568,540 in 1998 and 1997, respectively.

   The following table is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended December 31:

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

17.  EARNINGS PER SHARE (Continued)

                                                    1998
                                  ---------------------------------------
                                    Income         Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ---------
Basic EPS
   Net income                      $589,050       570,395        $1.03

Effect of dilutive securities
   Stock options                                    8,543         (.01)
                                   --------       -------        -----
Diluted EPS
   Net income                      $589,050       578,938        $1.02
                                   ========       =======        =====

                                                    1997
                                  ---------------------------------------
                                    Income         Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ---------
Basic EPS
   Net income                      $728,528       559,365        $1.30

Effect of dilutive securities
   Stock options                                    9,175         (.02)
                                   --------       -------        -----
Diluted EPS
   Net income                      $728,528       568,540        $1.28
                                   ========       =======        =====


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   In December 1991, the FASB issued SFAS No. 107 "Disclosure about Fair Value of Financial Instruments" which requires that the Corporation disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Corporation's financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

     Cash and Cash Equivalent
     ------------------------

     The fair values of cash and cash equivalents approximates their carrying values.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

     Investment in Stock of FHLB
     ---------------------------

     The fair value of the Corporation's investment in stock of the FHLB approximates its carrying value.

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

     Employee Stock Ownership Plan Debt
     ----------------------------------

     The fair value of the Corporation's employee stock ownership plan debt is estimated using a discounted cash flow analysis based on current market rates debt with similar terms and remaining maturity.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

   The estimated fair values of financial instruments at December 31, 1998 are as follows:

                                                                 Estimated
                                                     Carrying      Fair
                                                      Value        Value
                                                     --------    ---------
   Financial assets
     Cash and cash equivalents                      $10,062,190  $10,062,190
     Investment securities
       Held to maturity                               4,228,742    4,232,699
       Available for sale                             4,091,843    4,091,843
     Mortgage-backed securities
       Held to maturity                               2,046,983    2,044,194
       Available for sale                               863,260      863,260
     Loans held for sale                              2,515,151    2,581,475
     Loans receivable                                74,545,912   77,002,747
     Investment in stock of FHLB                        672,300      672,300
   Financial liabilities
     Savings deposits                                87,674,802   88,089,804
     Employee stock ownership plan debt                 231,048      231,048

   The estimated fair values of financial instruments at December 31, 1997 are as follows:

                                                                 Estimated
                                                     Carrying      Fair
                                                      Value        Value
                                                     --------    ---------
   Financial assets
     Cash and cash equivalents                      $ 4,316,776  $ 4,316,776
     Investment securities
       Held to maturity                               5,842,776    5,839,453
       Available for sale                             2,985,411    2,985,411
     Mortgage-backed securities
       Held to maturity                               2,759,534    2,770,778
       Available for sale                             1,405,483    1,405,483
     Loans held for sale                              1,362,969    1,380,439
     Loans receivable                                72,016,049   72,612,581
     Investment in stock of FHLB                        652,700      652,700
   Financial liabilities
     Savings deposits                                80,595,893   80,642,074
     Employee stock ownership plan debt                 269,556      269,556

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

19.  MERGER

   In September 1998, the Corporation issued 128,155 shares of its common stock for all outstanding common stock of Columbian. Columbian shareholders received 1.7021 shares of the Corporation's common stock for each share of Columbian common stock. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interest. Accordingly, the Corporation's consolidated financial statements were restated for all periods prior to the business combination to include the results of operations, financial position and cash flows of Columbian. No adjustments were necessary to conform Columbian's methods of accounting to the methods used by the Corporation. There were no significant intercompany transactions prior to consummation of the merger. The costs associated with the merger totaled $302,501 in 1998.

   The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                       Through    Year ended     Year ended
                                      September    December       December
                                       30, 1998    31, 1998       31, 1997
                                      ---------   ----------     -----------
   Interest income:
     Cecil Bancorp, Inc.              $4,010,179   $5,407,586    $5,018,366
     Columbian                         1,683,419    2,193,749     2,321,469
                                      ----------   ----------    ----------
         Combined                     $5,693,598   $7,601,335    $7,339,835
                                      ==========   ==========    ==========
   Net income (loss):
     Cecil Bancorp, Inc.              $  322,664   $  501,838    $  565,666
     Columbian                            69,715       87,212       162,862
                                      ----------   ----------    ----------
         Combined                     $  392,379   $  589,050    $  728,528
                                      ==========   ==========    ==========

   There were no other changes in stockholders' equity prior to consummation of the merger in 1998 that were material to the financial position of the Corporation.

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)


20.  CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL
     INFORMATION

   The following condensed statement of financial position as of
     December 31, 1998 and 1997 and condensed statements of income and cash flows for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto. 1997 amounts have been restated due to the pooling of interest transaction completed September 30, 1998.


                   Statements of Financial Condition

                                 Assets


                                                       December 31,
                                                           1998       1997
     Cash                                              $   246,293   $  516,087
     Investment in Subsidiary Banks                     10,016,055    9,167,080
     Deferred taxes                                         12,114       11,956
     Prepaid expenses                                      149,579       74,442
                                                       -----------   ----------
                                                       $10,424,041   $9,769,565
                                                       ===========   ==========

            Liabilities and Stockholders' Equity

     Other Liabilities                                 $   134,715   $   28,136
     Employee stock ownership debt                         231,048      269,556
                                                       -----------   ----------
                                                           365,763      297,692
                                                       -----------   ----------

     Stockholders' Equity
         Common stock, $.01 par value
            Authorized:  4,000,000 shares
            Issued and outstanding:  606,471 shares
              in 1998 and 592,869 shares in 1997             6,065        5,929
         Additional paid in capital                      4,735,470    4,561,520
     Employee stock ownership debt                    (    231,048)  (  269,556)
     Deferred Compensation Management
        Recognition Plan                              (     80,676)  (  118,361)
     Retained earnings                                   5,628,467    5,292,341
                                                       -----------   ----------
            Total stockholders' equity                  10,058,278    9,471,873
                                                       -----------   ----------
            Total liabilities and stockholders'
              equity                                   $10,424,041   $9,769,565
                                                       ===========   ==========

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)

20.  CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL
     INFORMATION (Continued)

                           Statements of Income
                                                          Year ended December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ---------   ---------
   Equity in earnings of Subsidiary Banks                  $861,022   $767,080

   Operating expenses
      Compensation and benefits                              62,727     43,979
     Merger expenses                                        210,003
      Other                                                  31,003     22,488
                                                           --------   --------
                                                            303,733     66,467
                                                           --------   --------

   Net income before income taxes                           557,289    700,613

   Income taxes
      Current                                               (31,603)   (24,078)
     Deferred                                                  (158)    (3,837)
                                                           --------   --------
                                                            (31,761)   (27,915)
                                                           --------   --------
   Net income                                              $589,050   $728,528
                                                           ========   ========

                         Statements of Cash Flows
                                                          Year ended December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ---------   ---------
   Cash flows from operating activities
      Cash paid to suppliers and employees              $(179,611)   $( 21,402)
      Dividends received from Subsidiary Banks                         500,000
                                                        ---------    ---------
   Net cash (used) provided by operating activities      (179,611)     478,598

   Cash flows from financing activities
      Proceeds from sale of common stock                   58,807       14,626
      Unearned ESOP compensation decrease                  38,508       38,508
      Dividends paid                                     (186,081)    (276,641)
      Cash in lieu of fractional share                     (1,417)
                                                        ---------    ---------
   Net cash used by financing activities                  (90,183)    (223,507)
                                                        ---------    ---------
   Net increase (decrease) in cash                       (269,794)     255,091

   Cash
     Beginning of year                                    516,087      260,996
                                                        ---------    ---------
     End of year                                        $ 246,293    $ 516,087
                                                        =========    =========

                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

                 YEARS ENDED DECEMBER 31, 1998 AND 1997
                 --------------------------------------

                              (Continued)


21.  RESTATEMENT

   Subsequent to the issuance of the Corporation's 1998 consolidated financial statements and the filing of its 1998 Form 10-KSB with the Securities and Exchange Commission (the "SEC"), an error in the calculation of certain compensation and benefits expenses related to stock options was discovered. The Corporation concluded that it would restate its 1998 and first, second and third quarter 1999 financial statements and related disclosures to reflect the correction of the error. The restatement resulted in an increase to previously reported net income for the period ended December 31, 1998 of $84,507, net of income tax expense of $43,534. Previously reported earnings per share increased by $.15 a share for the year ended December 31, 1998. The 1998 consolidated statements of financial condition and related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows have been restated to reflect this adjustment, as detailed below:


                                                                 As Previously
                                As Restated  Adjustment             Reported
                                -----------  ----------          -------------
   Other liabilities            $  672,738   $   43,534            $  629,204
   Additional paid in capital    4,735,370  (   128,041)            4,863,511
   Retained earnings             5,628,467       84,507             5,543,960
   Noninterest expense
     Compensation and benefits   1,390,792  (   128,041)            1,518,833
   Income taxes
     Current                       595,196       43,534               551,662
   Net income                      589,050       84,507               504,543
   Total comprehensive income      564,512       84,507               480,005
   Earnings per common share and
     common share equivalent          1.03          .15                   .88
   Earnings per common share -
     assuming full dilution           1.02          .15                   .87

                             PART III

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT
          --------------------------------------

     (1)  FINANCIAL STATEMENTS.  The following financial
          --------------------
          statements included in "Part II -- Item 7.  Financial
          Statements" are filed herewith.

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

          Consolidated Statements of Operations for the Years
          Ended December 31, 1998 and 1997

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements.

     (2)  FINANCIAL STATEMENT SCHEDULES.  All schedules for
          -----------------------------
which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3)  EXHIBITS.  The following is a list of exhibits filed
          --------
as part of this Annual Report on Form 10-KSB with an index to their location in the sequentially numbered copy of this Annual Report on Form 10-KSB.

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

    4       Form of Common Stock Certificate *

    10.2    Employment Agreement between Cecil Bancorp, Inc.,
            Cecil Federal Savings Bank and Mary Halsey *

    10.3    Cecil Bancorp, Inc. Stock Option and Incentive
            Plan ***

    10.4    Cecil Bancorp, Inc. Management Recognition Plan ***

    10.5    Cecil Federal Savings Bank Retirement Plan for
            Non-Employee Directors ****

    10.6    Columbian Bank, a Federal Savings Bank 1994 Stock
            Option and Incentive Plan**

    13      Annual Report to Stockholders for the year ended
            December 31, 1998 *****

    21      Subsidiaries *****

    23.1    Consent of Simon Master & Sidlow, P.A.

    23.2    Consent of Anderson Associates, LLP *****

    27      Financial Data Schedule
__________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
** Incorporated by reference to Columbian's Registrant's Registration Statement on Form 10-SB.
*** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).
*****Previously filed in the original Form 10-KSB for the year ended December 31, 1998.


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


                             CECIL BANCORP, INC.

Date: March 29, 2000   By:
                           -----------------------------
                           Mary B. Halsey
                           President and Chief Executive Officer
                           (Duly Authorized Representative)

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

 4          Form of Common Stock Certificate *

10.2        Employment Agreement between Cecil Bancorp, Inc.,
            Cecil Federal Savings Bank and Mary Halsey *

10.3        Cecil Bancorp, Inc. Stock Option and Incentive
            Plan ***

10.4        Cecil Bancorp, Inc. Management Recognition Plan ***

10.5        Cecil Federal Savings Bank Retirement Plan for
            Non-Employee Directors ****

10.6        Columbian Bank, a Federal Savings Bank 1994 Stock
            Option and Incentive Plan**

13          Annual Report to Stockholders for the year ended
            December 31, 1998 *****

21          Subsidiaries *****

23.1        Consent of Simon Master & Sidlow, P.A.

23.2        Consent of Anderson Associates, LLP *****

27          Financial Data Schedule

______________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
** Incorporated by reference to Columbian's Registrant's Registration Statement on Form 10-SB.
*** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).
***** Previously filed in the original Form 10-KSB for the year ended December 31, 1998.