Form 10QSB/A
period 1999-03-31
CECIL BANCORP INC
filed 2000-03-30
CIK 926865

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
_________________________________________________________________

                          FORM 10-QSB/A
                        (Amendment No. 1)

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

$0.01 par value common stock                  607,708 shares
----------------------------                  --------------
         Class                                 Outstanding

           CECIL BANCORP, INC., AND SUBSIDIARIES

                      CONTENTS

PART I.  FINANCIAL INFORMATION                             PAGE
                                                           ----
    ITEM 1.  Financial Statements (Unaudited)

             Auditor's Letter on Restatement                3

             Consolidated Statements of Financial
             Condition - March 31, 1999
             and December 31, 1998                         4-5

             Consolidated Statements of Operations
             for the Three Months Ended
             March 31, 1999 and 1998                       6-7

             Consolidated Statement of Cash Flows
             for the Three Months Ended March 31,
             1999 and March 31, 1998                       8-9

             Notes to Consolidated Financial Statements   10-11

     ITEM 2. Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                               12-21

PART II. OTHER INFORMATION                                22

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

            [SIMON MASTER & SIDLOW LETTERHEAD]



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CECIL BANCORP, INC.


  We have reviewed the consolidated statement of financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES at March 31, 1999 and the related consolidated statements of income and comprehensive income, and cash flows for the three-month period ended March 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We previously audited and reported on the consolidated statement of financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  As discussed in Note 2, the accompanying consolidated financial statements have been restated.


                                /s/ Simon, Master & Sidlow, P.A.



February 23, 2000

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       ----------------------------------------------

                            ASSETS
                            ------

                                            March 31,       December 31,
                                              1999             1998
                                          ------------     ------------
                                           (Unaudited)
                                           (As Restated)
Cash                                        $  4,407,838    $  2,725,430
Cash - Interest bearing                        3,505,775       6,211,760
Federal funds sold                               630,000       1,125,000
Investment securities
  Securities held-to-maturity, at cost         4,040,482       4,228,742
  Securities available-for-sale at
    estimated market value                     3,182,016       4,091,843
Mortgage-backed securities
  Securities held-to-maturity, at cost         1,508,336       2,046,983
  Securities available-for-sale at
    estimated market value                       702,672         863,260
Loans held for sale, at cost                   4,018,450       2,515,151
Loans receivable, net                         76,544,899      74,545,912
Real estate owned                                187,742         187,742
Office properties, equipment and
  leasehold improvements at cost,
  less accumulated depreciation
  and amortization                             1,125,651       1,112,507
Stock in Federal Home Loan Bank of
  Atlanta - at cost                              685,500         672,300
Accrued interest receivable                      605,972         597,922
Mortgage servicing rights                        105,937         123,541
Prepaid expenses                                 155,311          50,040
Deferred taxes                                   152,513         114,891
Other assets                                      25,283          11,391
                                            ------------    ------------
    TOTAL ASSETS                            $101,584,377    $101,224,415
                                            ============    ============

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                            March 31,      December 31,
                                              1999             1998
                                          ------------     ------------
                                           (Unaudited)
                                          (As Restated)
LIABILITIES
  Savings deposits                         $ 86,954,578     $ 87,674,802
  Advance payments by borrowers for
    property taxes and insurance              1,158,496          821,625
  Employee stock ownership debt                 231,048          231,048
  Other liabilities                             495,518          672,738
  Advances from Federal Home Loan Bank
    of Atlanta                                2,500,000        1,750,000
                                           ------------     ------------
    TOTAL LIABILITIES                        91,339,640       91,150,213
                                           ------------     ------------
COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  607,708
       shares at March 31, 1999 and
       606,471 at December 31, 1998               6,077            6,065
  Additional paid in capital                  4,877,105        4,735,470
  Employee stock ownership debt                (231,048)        (231,048)
  Deferred compensation - Management
    Recognition Plan                            (80,676)         (80,676)
  Retained earnings, substantially
    restricted                                5,663,898        5,628,467
  Accumulated other comprehensive income          9,381           15,924
                                           ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY               10,244,737       10,074,202
                                           ------------     ------------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $101,584,377     $101,224,415
                                           ============     ============

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        ----------------------------------------------------------

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------
                                                  (Unaudited)    (Unaudited)
                                                 (As Restated)
INTEREST INCOME
  Loans receivable                                 $1,633,336     $1,569,623
  Mortgage-backed securities                           46,289         65,835
  Investment securities                                99,500        133,282
  Other interest-earning assets                        83,863         75,917
                                                   ----------     ----------
    Total interest income                           1,862,988      1,844,657
                                                   ----------     ----------

INTEREST EXPENSE
  Interest expense on deposits                        942,321        980,872
  Borrowing                                            30,623         31,024
                                                   ----------     ----------
    Total interest expense                            972,944      1,011,896
                                                   ----------     ----------

    Net interest income                               890,044        832,761
  Provision for loan losses                            22,500         22,500
                                                   ----------     ----------
    Net interest income after provision
       for loan losses                                867,544        810,261
                                                   ----------     ----------
NONINTEREST INCOME
  Loan service charges                                 13,874         16,168
  Dividends on FHLB stock                              12,621         11,842
  Gain on sale of loans                                               12,885
  Gain on sale of investments                                          4,583
  Commission income                                    13,943         22,584
  Checking account fees                                37,400         36,513
  Other                                                               12,715
                                                   ----------     ----------
    Total noninterest income                           77,838        117,290
                                                   ----------     ----------

NONINTEREST EXPENSE
  Compensation and benefits                           347,538        345,595
  Occupancy                                            35,152         35,433
  Equipment and data processing expense                77,474         62,990
  SAIF deposit insurance premium                       21,352         20,785
  Merger expense                                        2,726
  Other                                               169,027        158,491
                                                   ----------     ----------
    Total noninterest expense                         653,269        623,294
                                                   ----------     ----------

    Income before income taxes                        292,113        304,257
                                                   ----------     ----------

INCOME TAXES
  Current                                             146,977        122,314
  Deferred                                            (33,262)       (21,499)
                                                   ----------     ----------
    Total income taxes                                113,715        100,815
                                                   ----------     ----------
NET INCOME                                         $  178,398     $  203,442
                                                   ==========     ==========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
         ----------------------------------------------------------
                                  (Continued)

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------
                                                  (Unaudited)    (Unaudited)
                                                 (As Restated)
                                                                  (1)
NET INCOME                                         $  178,398     $  203,442

OTHER COMPREHENSIVE LOSS
     Unrealized losses on investment
       securities, net of deferred taxes              (15,469)        (5,435)
                                                   ----------     ----------
TOTAL COMPREHENSIVE INCOME                         $  162,929     $  198,007
                                                   ==========     ==========
Earnings per common share and
     common share equivalent                       $     0.31     $     0.36
                                                   ==========     ==========
Earnings per common share -
     assuming full dilution                        $     0.30     $     0.35
                                                   ==========     ==========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                     1999             1998
                                                  -----------      ----------
                                                  (Unaudited)      (Unaudited)
                                                 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on loans and
    investments                                    $ 1,947,117    $ 1,948,606
  Cash paid to suppliers and employees                (767,142)      (617,884)
  Proceeds from sale of loans                                         444,206
  Origination of loans held for sale                (1,581,800)      (323,000)
  Interest paid                                       (972,944)    (1,011,896)
  Income taxes paid                                   (253,500)      (202,629)
                                                   -----------    -----------
    NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES                                    (1,628,269)       237,403
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturities of
    investment securities                            3,901,851      4,150,000
  Proceeds from maturities of mortgage-backed
    securities                                         703,221        282,949
  Purchases of investment securities                (2,815,390)    (3,935,770)
  Loans originated                                  (8,915,487)    (6,988,849)
  Principal collected on loans                       6,972,501      6,481,012
  Purchases of office properties, equipment and
    leasehold improvements                             (45,597)
  Purchase of real estate owned                                      (146,071)
  Purchase of stock in Federal Home Loan
    Bank of Atlanta                                    (13,200)       (19,600)
                                                   -----------    -----------
     NET CASH USED BY INVESTING ACTIVITIES            (212,101)      (176,329)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, and savings accounts                   9,813,584     13,827,478
  Proceeds from sales of certificates                1,809,262      2,374,606
  Payments of maturing certificates of deposits    (12,343,070)   (13,034,495)
  Increase in advance payments by borrowers for
    property taxes and insurance                       336,871        332,232
  Proceeds from issuance of common stock                13,606         10,800
  Advances from Federal Home Loan Bank of Atlanta      750,000
  Dividends paid                                       (58,460)       (52,105)
                                                   -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES         321,793      3,458,516
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       (1,518,577)     3,519,590

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                               10,062,190      3,785,459
                                                   -----------    -----------
  END OF PERIOD                                    $ 8,543,613    $ 7,305,049
                                                   ===========    ===========



                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (Continued)

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                     1999             1998
                                                  -----------      ----------
                                                  (Unaudited)      (Unaudited)
                                                 (As Restated)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                         $  178,398       $  203,442

Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
    Gain on sale of investments                                         (4,583)
    Depreciation                                       32,453           21,263
    Provision for loan losses                          22,500           22,500
    Amortization of investment security
      premiums and (discounts)                          4,230           (1,715)
    Net amortization of deferred loan fees                              (5,641)
    Stock dividends                                    (7,493)          (7,704)
    Increase (decrease) in accrued
       interest receivable                             (8,050)          18,350
    Increase in deferred taxes                        (33,262)         (17,516)
    Decrease in mortgage servicing rights              17,604              837
    Increase in prepaid expenses                     (105,271)         (20,950)
    (Increase) decrease in other assets               (13,892)          46,807
    Decrease in other liabilities                    (133,686)        (126,008)
    (Increase) decrease in loans held
       for sale                                    (1,581,800)         108,321
                                                  -----------       ----------
                                                   (1,806,667)          33,961
                                                  -----------       ----------
                                                  ($1,628,269)      $  237,403
                                                  ===========       ==========





                  CECIL BANCORP, INC. AND SUBSIDIARIES
                  ------------------------------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------
                            MARCH 31, 1999
                            --------------
(1)  Basis of Presentation
     ---------------------

    (1) Summary of Significant Accounting Policies
        ------------------------------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income and comprehensive income and consolidated statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

    (2) Earnings per Share
        ------------------

        Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 583,810 and 568,173 in 1999 and 1998, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 595,380 and 581,808, respectively.

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

(2)  RESTATEMENT
     -----------

     Subsequent to the issuance of the Corporation's first quarter 1999 financial statements and the filing of its first quarter 1999 Form 10-QSB with the Securities and Exchange Commission (the "SEC"), an error in the calculation of certain compensation and benefits expenses related to stock options was discovered. The Corporation concluded that it would restate its first quarter 1999 financial statements and related disclosures to reflect the correction of the error. The restatement resulted in an increase to previously reported net income of $2,959, net of income tax expense of $1,525, for the three months ended March 31, 1999.

             CECIL BANCORP, INC. AND SUBSIDIARIES
             ------------------------------------

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   -----------------------------------------------------

                        MARCH 31, 1999
                        --------------

                         (Continued)


(2) RESTATEMENT (Continued)


    Previously reported earnings per share increased by $.01 a share for the three months ended March 31, 1999. The 1999 consolidated statements of financial condition, and related consolidated statements of income and comprehensive income, and cash flows have been restated to reflect this adjustment, as follows:

                                                           As Previously
                                As Restated  Adjustment      Reported
                                -----------  ----------    -------------
   Prepaid expenses             $  155,311  ($    1,524)     $  156,835
   Other assets                     25,283  (    13,452)         38,735
   Other liabilities               495,518            2         495,516
   Additional paid in capital    4,877,105  (    17,937)      4,895,042
   Retained earnings             5,663,898        2,959       5,660,939
   Noninterest expense
     Compensation and benefits     347,538  (     4,484)        352,022
   Income taxes
     Current                       146,977        1,525         145,452
   Net income                      178,398        2,959         175,439
   Total comprehensive income      162,929        2,959         159,970
   Earnings per common share and
     common share equivalent          0.31         0.01            0.30

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

SUBSEQUENT FINANCIAL AND ACCOUNTING DEVELOPMENTS
------------------------------------------------

     Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 1998, and the filing of its 1998 Form 10-KSB, an error in the calculation of certain compensation and benefits expenses related to stock options was discovered. The Company and its subsidiaries, in consultation with their independent auditors, collectively concluded that the Company would restate its consolidated financial statements and related disclosures for the year ended December 31, 1998 and for the first three quarters of fiscal 1999, and amend its 1998 Form 10-KSB and first, second, and third quarter 1999 Forms 10-QSB to reflect the correction of the error. The purpose of the restatements and amended filings was to reflect the changes necessary to correct the error.

     The principal effects of the changes on the accompanying financial statements are presented in "Note 2 -- Restatement" of the Notes to the Consolidated Financial Statements, which is included in "Part I -- Item 1 -- Financial Statements" and are incorporated herein by reference for more information.

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

Comparison of Financial Condition at March 31, 1999 and December
----------------------------------------------------------------
31, 1998
--------

     The Company's assets increased by $359,962, or 0.4% to $101,584,377 at March 31, 1999 from $101,224,415 at December 31,
1998. The Company's emphasis on expanding the loans receivable portfolio continued. The loans receivable portfolio increased by $1,998,987, or 2.7% to $76,544,899 at March 31, 1999 from
$74,545,912 at December 31, 1998. The loans held for sale portfolio increased by $1,503,299, or 59.8% to $4,018,450 at March 31, 1999 from $2,515,151 at December 31, 1998. The remainder of the Company's interest earning assets, primarily invested for liquidity, were reduced due to increased loan demand and a reduction in savings deposits. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $13,200, or 2.0% to $685,500 at March 31, 1999 from $672,300 at
December 31, 1998, as a result of requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 7.50%.

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Company's liabilities increased $189,427, or 0.2% to $91,339,640 at March 31, 1999 from $91,150,213 at December 31,
1998. During the three months ended March 31, 1999, the Company's savings deposits decreased due to repositioning of the savings rates at both Cecil and Columbian Banks. Savings deposits decreased $720,224, or 0.8% to $86,954,578 at March 31, 1999 from $87,674,802 at December 31, 1998. Advances from the Federal Home Loan Bank of Atlanta increased by $750,000, or 42.9% to $2,500,000 at March 31, 1999 from $1,750,000 at
December 31, 1998. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $336,871, or 41.0% to $1,158,496 at March 31, 1999 from $821,625 at December 31, 1998. Other liabilities decreased $177,220, or 35.8% from $672,738 at December 31, 1998 to $495,518 at March
31, 1999.

     The Company's stockholders' equity increased by $170,535, or 1.7% to $10,244,737 at March 31, 1999 from $10,074,202 at
December 31, 1998. The increase was primarily due to an increase in additional paid in capital of $141,635, or 3.0% to $4,877,105 at March 31, 1999 from $4,735,470 at December 31,
1998. Retained earnings increased by $35,431 or 0.6% to $5,663,898 at March 31, 1999 from $5,628,467 at December 31,
1998. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 1999.

Results of Operations
---------------------

Three Months Ended March 31, 1999
---------------------------------

Net income decreased $25,044 or 12.3% to $178,398 for the three months ended March 31, 1999, from $203,442 for the same period in 1998. The annualized return on average assets and annualized return on average equity were 0.71% and 7.0% respectively, for the three months ended March 31, 1999. This compares to an annualized return on average assets of 0.84% and 8.44% respectively for the same period in 1998.

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

Interest paid on savings deposits decreased $38,551, or 3.9% to $942,321 for the three months ended March 31, 1999 from $980,872 for the three months ended March 31, 1998. The decrease was the result of a decrease in the weighted average yield on deposits. The average balance outstanding increased $4,157,190, or 5.0% to $86,734,900 for the three months ended March 31, 1999 from $82,577,710 for the same period in 1998. The weighted average yield decreased from 4.74% for the three months ended March 31, 1998 to 4.34% for the three months ended March 31, 1999. Interest expense paid on borrowings remained stable for the period.

Provision for Loan Losses: Provisions for loan losses remained
-------------------------
stable for the period.

Noninterest income:  Noninterest income decreased $39,452, or
------------------
33.6% to $77,838 for the three months ended March 31, 1999 from $117,290 for the three months ended March 31, 1998. Loan servicing fees decreased 14.2%, down $2,294 for the three months ended March 31, 1999 over the same period in 1998. This was a result of the decrease in the average balance outstanding of the servicing portfolio. Gains on sale of loans decreased $12,885. The decrease was attributable to no sales of fixed rate real estate loans during the quarter. Commission income decreased $8,641, or 38.3% for the three months ended March 31, 1999 over the same period in 1998. The decrease was the result of rebate adjustments to our credit insurance commissions. Other fees decreased $12,715. Decreases were primarily attributable to the increase in expenses to other real estate owned properties.

Noninterest Expense.  Noninterest expense increased $29,975, or
-------------------
4.8% to $653,269 for the three months ended March 31, 1999 from $623,294 for the three months ended March 31, 1998. The Company experienced an increase in compensation and benefits of $1,943, or 0.6% to $347,538 for the three months ended March 31, 1999 from $345,595 for the three months ended March 31, 1998. The increase can be attributable to annual salary increases. Equipment and data processing expenses increased $14,484, or 23.0% to $77,474 for the three months ending March 31, 1999 from $62,990 for the three months ending March 31, 1998 as the result of the Company's year 2000 compliance plan. Other expenses increased $10,536, or 6.6% to $169,027 for the three months ending March 31, 1999 from $158,491 for the three months ending March 31, 1998. The increase is attributable to increases in loan expenses, accounting and audit expenses, conventions and meeting expenses, other operating expenses, and an unrealized loss on mortgage servicing rights.

Income Taxes.  Income tax expense for the three months ended
------------
March 31, 1999 and March 31, 1998 was $113,715 and $100,815
respectively, which equates to effective rates of 39.0% and 33.1%, respectively.

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

                              CECIL BANCORP, INC.



Date: March 29, 2000           By: /s/  Mary Beyer Halsey
                                  ----------------------------
                                  Mary Beyer Halsey
                                  President
                                  Chief Executive Officer