Form 10QSB/A
period 1999-06-30
CECIL BANCORP INC
filed 2000-03-30
CIK 926865

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

________________________________________________________________

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

$0.01 par value common stock                   609,770 shares
----------------------------                -------------------
           Class                                Outstanding

                CECIL BANCORP INC., AND SUBSIDIARIES


                              CONTENTS

                                                           PAGE
                                                           ----
PART I.    FINANCIAL INFORMATION

      ITEM 1.     Financial Statements (unaudited)

                  Auditor's Letter on Restatement           3

                  Consolidated Statements of Financial
                  Condition - June 30, 1999
                  and December 31, 1998                     4-5

                  Consolidated Statements of Income and
                  Comprehensive Income for Six Months
                  Ended and Three Months Ended June 30,
                  1999 and June 30, 1998                    6-7

                  Consolidated Statements of Cash Flows
                  for Six Months Ended June 30, 1999
                  and June 30, 1998                         8-9

                  Notes to Consolidated Financial
                  Statements                                 10


ITEM 2.           Managements Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                           10-22


PART II.   OTHER INFORMATION                                 23


ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule
                               2

            [SIMON MASTER & SIDLOW LETTERHEAD]







TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CECIL BANCORP, INC.


    We have reviewed the consolidated statement of financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES at June 30, 1999 and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998 and the consolidated statement of cash flows for the six-month period ended June 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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


                                /s/ Simon, Master & Sidlow, P.A.



February 23, 2000

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           ----------------------------------------------


                             ASSETS
                             ------


                                                              June 30,        December 31,
                                                                1999             1998
                                                           --------------   --------------
                                                            (Unaudited)
                                                           (As Restated)
Cash                                                        $  4,428,868     $  2,725,430
Cash - Interest bearing                                        1,783,585        6,211,760
Federal funds sold                                             1,075,000        1,125,000
Investment securities
  Securities held-to-maturity, at cost                         6,014,349        4,228,742
  Securities available-for-sale at estimated
    market value                                               1,289,976        4,091,843
Mortgage-backed securities
  Securities held-to-maturity, at cost                         1,349,113        2,046,983
  Securities available-for-sale at estimated
    market value                                                 650,571          863,260
Loans held for sale, at lower of cost or market                2,338,905        2,515,151
Loans receivable, net                                         78,624,259       74,545,912
Real estate owned                                                254,994          187,742
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                                1,131,129        1,112,507
Stock in Federal Home Loan Bank of
  Atlanta - at cost                                              657,800          672,300
Accrued interest receivable                                      608,380          597,922
Mortgage servicing rights                                        103,789          123,541
Prepaid expenses                                                 173,657           50,040
Deferred taxes                                                   182,127          114,891
Other assets                                                      18,034           11,391
                                                            ------------     ------------
    TOTAL ASSETS                                            $100,684,536     $101,224,415
                                                            ============     ============

                   CECIL BANCORP, INC. AND SUBSIDIARIES
                   ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                  June 30,     December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)
                                                (As Restated)
LIABILITIES
  Savings deposits                               $ 84,601,704   $ 87,674,802
  Advance payments by borrowers for
    property taxes and insurance                    1,438,622        821,625
  Employee stock ownership debt                       231,048        231,048
  Other liabilities                                   461,559        672,738
  Advances from Federal Home Loan Bank
    of Atlanta                                      3,500,000      1,750,000
                                                 ------------   ------------
    TOTAL LIABILITIES                              90,232,933     91,150,213
                                                 ------------   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding:  609,770 shares
       at June 30, 1999 and 606,471 at
       December 31, 1998                                6,098          6,065
  Additional paid in capital                        4,924,715      4,735,470
  Employee stock ownership debt                      (231,048)      (231,048)
  Deferred compensation - Management
    Recognition Plan                                 (45,383)        (80,676)
  Retained earnings, substantially
    restricted                                      5,801,619      5,628,467
  Accumulated other comprehensive income               (4,398)        15,924
                                                 ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                     10,451,603     10,074,202
                                                 ------------   ------------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                      $100,684,536   $101,224,415
                                                 ============   ============





                CECIL BANCORP, INC. AND SUBSIDIARIES
                ------------------------------------

   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
   ----------------------------------------------------------

                                     Quarter Ended June 30,    Six Months Ended June 30,
                                    -------------------------  -------------------------
                                       1999          1998         1999           1998
                                    -----------   -----------  -----------    ----------
                                    (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
                                   (As Restated)              (As Restated)
INTEREST INCOME
  Loans receivable                  $1,644,863    $1,654,058    $3,278,199    $3,223,681
  Mortgage-backed securities            33,413        60,048        79,702       125,882
  Investment securities                 95,807       156,184       195,307       289,466
  Other interest-earning assets         84,735        77,107       168,599       153,024
                                    ----------    ----------    ----------    ----------
    Total interest income            1,858,818     1,947,397     3,721,807     3,792,053
                                    ----------    ----------    ----------    ----------

INTEREST EXPENSE
  Interest expense on deposits         900,874       993,398     1,843,195     1,974,270
  Borrowing                             30,612        33,504        61,235        64,528
                                    ----------    ----------    ----------    ----------
    Total interest expense             931,486     1,026,902     1,904,430     2,038,798
                                    ----------    ----------    ----------    ----------

    Net interest income                927,332       920,495     1,817,377     1,753,255
  Provision for loan losses             22,500        22,500        45,000        45,000
                                    ----------    ----------    ----------    ----------
    Net interest income after
       provision for loan losses       904,832       897,995     1,772,377     1,708,255
                                    ----------    ----------    ----------    ----------
NONINTEREST INCOME
  Loan service charges                  10,743        15,967        24,617        32,135
  Dividends on FHLB stock               12,457        11,920        25,078        23,762
  Gain on sale of loans                 23,971        20,641        23,971        33,526
  Unrealized loss on loans
    held for sale                      (47,773)                    (47,773)
  Commission income                     37,069        16,929        51,011        39,513
  Checking account fees                 47,633        35,898        85,034        72,411
  Other                                  2,077        26,578         1,106        43,878
                                    ----------    ----------    ----------    ----------
    Total noninterest income            86,177       127,933       163,044       245,225
                                    ----------    ----------    ----------    ----------
NONINTEREST EXPENSE
  Compensation and benefits            351,233       347,327       698,771       692,922
  Occupancy                             33,910        35,662        69,062        71,095
  Equipment and data processing
    expense                             82,847        59,573       160,321       122,563
  SAIF deposit insurance premium        21,365        20,891        42,718        41,676
  Merger expense                                      51,136                      51,136
  Other                                198,882       179,582       369,663       338,072
                                    ----------    ----------    ----------    ----------
    Total noninterest expense          688,237       694,171     1,340,535     1,317,464
                                    ----------    ----------    ----------    ----------
    Income before income taxes         302,772       331,757       594,886       636,016
                                    ----------    ----------    ----------    ----------
INCOME TAXES
  Current                              127,779       133,881       274,756       256,195
  Deferred                             (21,188)        2,905       (54,450)      (18,594)
                                    ----------    ----------    ----------    ----------
    Total income taxes                 106,591       136,786       220,306       237,601
                                    ----------    ----------    ----------    ----------
NET INCOME                          $  196,181    $  194,971    $  374,580    $  398,415
                                    ==========    ==========    ==========    ==========

                                    6

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    ----------------------------------------------------------

                                (Continued)


                                     Quarter Ended June 30,    Six Months Ended June 30,
                                    -------------------------  -------------------------
                                       1999          1998         1999           1998
                                    -----------   -----------  -----------    ----------
                                    (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
                                   (As Restated)              (As Restated)
NET INCOME                          $  196,181    $  194,971   $  374,580     $  398,415

OTHER COMPREHENSIVE INCOME
  Unrealized losses on investment
    securities, net of deferred
    taxes                               (4,853)       (5,588)     (20,322)       (11,023)
                                     ---------    ----------   ----------     ----------
TOTAL COMPREHENSIVE INCOME           $ 191,328    $  189,383   $  354,258     $  387,392
                                     =========    ==========   ==========     ==========

Earnings per common share and
  common share equivalent            $    0.34    $     0.34   $     0.64     $     0.70
                                     =========    ==========   ==========     ==========

Earnings per common share -
  assuming full dilution             $    0.33    $     0.34   $     0.63     $     0.68
                                     =========    ==========   ==========     ==========


           CECIL BANCORP, INC. AND SUBSIDIARIES
           ------------------------------------

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           -------------------------------------

                                                        Six Months Ended June 30,
                                                     ------------------------------
                                                          1999             1998
                                                     --------------     -----------
                                                       (Unaudited)      (Unaudited)
                                                      (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on loans and
    investments                                        $  3,914,561    $  3,980,140
  Cash paid to suppliers and employees                   (1,377,575)     (1,254,882)
  Proceeds from sale of loans                             1,149,335       1,249,567
  Origination of loans held for sale                     (3,060,300)     (2,125,200)
  Interest paid                                          (1,904,430)     (2,038,798)
  Income taxes paid                                        (409,740)       (456,464)
                                                        ------------   ------------
    NET CASH USED BY OPERATING ACTIVITIES                (1,688,149)       (645,637)
                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturities of investment
    securities                                            3,000,000       4,400,000
  Proceeds from maturities of mortgage-backed
    securities                                              909,239         582,698
  Purchases of investment securities                     (4,796,726)     (4,560,089)
  Proceeds from sales of investment securities
    available-for-sale                                    2,784,584
  Loans originated                                      (18,220,598)    (16,498,592)
  Principal collected on loans                           16,160,660      13,385,961
  Purchases of office properties, equipment and
    leasehold improvements                                  (84,265)        (48,381)
  Proceeds from sales of real estate owned                   23,425         331,668
  Purchase of real estate owned                             (90,677)       (146,071)
  Proceeds from sale of stock in Federal Home
    Loan Bank of Atlanta                                     27,700
  Purchase of stock in Federal Home Loan
    Bank of Atlanta                                         (13,200)        (19,600)
                                                       ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES                  (299,858)     (2,572,406)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, and savings accounts                       19,972,192      28,242,199
  Proceeds from sales of certificates                     5,728,887       4,018,708
  Payments of maturing certificates of deposits         (28,774,177)    (29,134,370)
  Increase in advance payments by borrowers for
    property taxes and insurance                            616,997         515,358
  Proceeds from issuance of common stock                     36,292          10,800
  Advances from Federal Home Loan Bank of Atlanta         1,750,000         250,000
  Dividends paid                                           (116,921)        (96,427)
                                                       ------------    ------------
    NET CASH (USED) PROVIDED BY FINANCING
      ACTIVITIES                                           (786,730)      3,806,268
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,774,737)        588,225

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                    10,062,190       4,318,392
                                                       ------------    ------------
  END OF PERIOD                                        $  7,287,453    $  4,906,617
                                                       ============    ============

           CECIL BANCORP, INC. AND SUBSIDIARIES
           ------------------------------------

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           -------------------------------------

                                                        Six Months Ended June 30,
                                                     ------------------------------
                                                          1999             1998
                                                     --------------     -----------
                                                       (Unaudited)      (Unaudited)
                                                      (As Restated)
RECONCILIATION OF NET INCOME TO NET CASH
  USED BY OPERATING ACTIVITIES

Net Income                                             $  374,580       $  398,415

Adjustments to reconcile net income to
  net cash used by operating
  activities:
    Gain on sale of investments                                             (4,583)
    Depreciation                                           65,640           44,129
    Provision for loan losses                              45,000           45,000
    Amortization of investment security
      premiums                                             11,639              740
    Stock dividends                                       (15,025)         (15,508)
    Increase in accrued interest receivable               (10,458)            (974)
    Increase in deferred taxes                            (54,450)

    (Increase) decrease in mortgage servicing rights       19,752           (7,870)
    (Increase) decrease in prepaid expenses              (123,617)          11,760
    Increase in other assets                               (6,643)            (486)
    Decrease in other liabilities                        (167,645)        (249,583)
    Increase in loans held for sale                    (1,887,163)        (909,159)
    Decrease in deferred tax liability                                     (18,594)
    Distribution from MRP Trust                            60,241           61,076
                                                      -----------      -----------
                                                       (2,062,729)      (1,044,052)
                                                      -----------      -----------
                                                      $(1,688,149)     $  (645,637)
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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

                      JUNE 30, 1999
                      -------------

(1)  BASIS OF PRESENTATION
     ---------------------

    (1) Summary of Significant Accounting Policies
        ------------------------------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of operations and consolidated statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

    (2) Earnings per Share
        ------------------

        Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 584,433 and 568,173 in 1999 and 1998, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 595,852 and 582,150, respectively.

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

(2)  RESTATEMENT
     -----------

     Subsequent to the issuance of the Corporation's second quarter 1999 financial statements and the filing of its second quarter 1999 Form 10-QSB with the Securities and Exchange Commission (the "SEC"), an error in the calculation of certain compensation and benefits expenses related to stock options was discovered. The Corporation concluded that it would restate its second quarter 1999 financial statements and related disclosures to reflect the correction of the error. The restatement resulted in an increase to previously reported net income of $9,424, net of income tax expense of $4,855, for the three months ended June 30, 1999, and an increase to previously reported net income of $12,383, net of income tax expense of $6,380 for the six months ended June 30, 1999.

            CECIL BANCORP, INC. AND SUBSIDIARIES
            ------------------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

                      JUNE 30, 1999
                      -------------

                       (Continued)

(2) RESTATEMENT (Continued)

    Previously reported earnings per share increased by $.02 a share for the three months and six months ended June 30, 1999. The 1999 consolidated statements of financial condition, and related consolidated statements of income and comprehensive income, and cash flows have been restated to reflect this adjustment, as follows:

                                                              As Previously
                                As Restated  Adjustment          Reported
                                -----------  ----------       --------------
   Prepaid expenses             $  173,657   $   81,046         $   92,611
   Other assets                     18,034  (   115,983)           134,017
   Other liabilities             4,924,715  (    47,320)         4,972,035
   Retained earnings             5,801,619       12,383          5,789,236
   Noninterest expense
     Compensation and benefits     698,771  (    18,763)           717,534
   Income taxes
     Current                       274,756        6,380            268,376
   Net income                      374,580       12,383            362,197
   Total comprehensive income      354,258       12,383            341,875
   Earnings per common share and
     common share equivalent          0.64         0.02               0.62
   Earnings per common share -
     assuming full dilution           0.63         0.02               0.61

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

     The principal effects of the changes on the accompanying financial statements are presented in "Note 2 -- Restatement" of the Notes to the Consolidated Financial Statements, which is included in "Part I -- Item 1 -- Financial Statements" and is incorporated herein by reference for more information.

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

FINANCIAL CONDITION
-------------------

Comparison of financial condition at June 30, 1999 and December
31, 1998.

     The Company's total assets at June 30, 1999 decreased $539,879 or 0.5% to $100,684,536 from $101,224,415 at December
31, 1998. The decrease was primarily the result of a decrease in interest-bearing cash, investments held for sale, and loans-held-for-sale. Total liabilities decreased $917,280 or 1.0% to $90,232,933 at June 30, 1999 from $91,150,213 at December 31,
1998. This decrease was primarily the result of a decrease in savings deposits. Stockholder's equity increased $377,401 or 3.7%.

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

     Total savings deposits decreased $3,073,098 or 3.5% to $84,601,704 at June 30, 1999 from $87,674,802 at December 31,
1998. Decreases are attributable to conservative pricing of deposit rates. Escrows held for the payments of taxes and insurance increased $616,997 or 75.1% to $1,438,622 at June 30, 1999 from $821,625 at December 31, 1998. Increases are attributable to changes in the calculation of reserves on mortgage escrow accounts. Advances from the Federal Home Loan Bank of Atlanta increased $1,750,000 or 100.0% to $3,500,000 at June 30, 1999 from $1,750,000 at December 31, 1998. Increases were due to general funding needs.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1999   Net income for the three
--------------------------------
month period ended June 30, 1999 increased $1,210 or 0.6% to $196,181 as compared to net income for the same period in 1998 of $194,971. The annualized return on average assets and annualized return on average equity were 0.79% and 7.67% respectively, for the three-month period ended June 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of 0.80% and 7.95% respectively, for the same period in 1998.

Net interest income, the Bank's primary source of income, increased 0.7%, or $6,837 for the three months ended June 30, 1999, over the same period in 1998. The weighted average yield on interest earning assets decreased from 8.37% for the three months ended June 30, 1998 to 7.88% for the three months ended June 30, 1999. The weighted average rate paid on interest bearing liabilities decreased from 4.71% for the three months ended June 30, 1998 to 4.18% for the three months ended June 30, 1999.

Interest on loans receivable decreased by $9,195 or 0.6%, from $1,654,058 for the three months ended June 30, 1998 to $1,644,863 for the three months ended June 30, 1999. The decrease is attributable to a decrease in the average weighted yield which was offset by an increase in the average balance outstanding. The weighted average yield decreased from 8.64% for the three months ended June 30, 1998 to 8.14% for the three months ended June 30, 1999.

Interest on mortgage backed securities decreased $26,635 or 44.4%, from $60,048 for the three months ended June 30, 1998 to $33,413 for the three months ended June 30, 1999. The decrease was the result of a decrease in the average outstanding balance. Interest on investment securities decreased $60,377 or 38.7% from $156,184 for the three months ended June 30, 1998 to

                CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

$95,807 for the three months ended June 30, 1999. The average outstanding balance decreased $1,669,008 for the three months ended June 30, 1999 over the three months ended June 30, 1998. The weighted average yield decreased from 6.75% for the three months ended June 30, 1998 to 5.05% for the three months ended June 30, 1999.

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

Noninterest income decreased 32.6%, down $41,756 for the three months ended June 30,1999, over the same period in 1998. Loan servicing fees decreased 32.7%, down $5,224 for the three months ended June 30, 1999 over the same period in 1998. There was an increase in gains on the sale of loans for the three months ended June 30, 1999 of $3,330 over the same period in 1998.
This increase was attributable to the Bank's decision to continually sell loans on the secondary market during 1999 to
fund portfolio needs.   Checking account fees increased $11,735,
or 32.7% Increases in this area can be primarily attributable to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers.

Noninterest expense decreased 1.5%, down $10,418 for the three months ended June 30, 1999, over the same period in 1998. Compensation and benefits remained stable for the three months ended June 30, 1999 over the same period in 1998. Equipment and data processing expenses increased 39.1% for the three months ended June 30, 1999 over the same period in 1998 as a result of the Company's year 2000 compliance plan. The SAIF deposit premium remained stable for the three months ended June 30, 1999 over the same period in 1998. Other expenses increased by 10.7% for the three months ended June 30, 1999 over the same period in 1998, as a result of increased legal expenses, accounting and audit expenses, meeting expenses, and charitable contributions.

Income tax expense for the three-month period ended June 30, 1999 and 1998 was $106,591 and $136,786, respectively, which equates to effective rates of 35.2% and 41.2% respectively.

Six Months Ended June 30, 1999  Net income for the six-month
------------------------------
period ended June 30, 1999 decreased $23,835 or 6.0% to $374,580, compared to net income of $398,415 for the same period in 1998. The annualized return on average assets and annualized return on average equity were 0.74% and 7.28% respectively, for the six-month period ended June 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of 0.82% and 8.19% respectively, for the same period in 1998.

                CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Net interest income, the Bank's primary source of income, increased 3.8% up $64,122 for the six months ended June 30, 1999, over the same period in 1998. The weighted average yield on interest earning assets increased from 8.26% for the six months ended June 30, 1998 to 7.89% for the six months ended June 30, 1999. The weighted average rate paid on interest bearing liabilities decreased from 4.72% for the six months ended June 30, 1998 to 4.26% for the six months ended June 30, 1999.

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

Noninterest expense increased $23,071 or 1.8% to $1,340,535 for the six-month period ended June 30, 1999 from $1,317,464 for the six months ended June 30, 1998. The SAIF deposit premium remained stable for the six months ended June 30, 1999, compared to the same period in 1998. Other expenses increased 9.3%, up $31,591 for the six-month period ended June 30, 1999, over the same period in 1998. The increase was attributable to an increase in audit and accounting fees, loan expenses, postage, and mortgage servicing rights valuation allowance.

                CECIL BANCORP, INC. AND SUBSIDIARIES
    Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Income tax expense for the six-month period ended June 30, 1999 and 1998 was $220,306 and $237,601 which equates to effective rates of 37.0% and 37.4% respectively.


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