Form 10QSB/A
period 1999-09-30
CECIL BANCORP INC
filed 2000-03-30
CIK 926865

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
           Class                                Outstanding

                CECIL BANCORP INC., AND SUBSIDIARIES


                              CONTENTS

                                                           PAGE
                                                           ----
PART I.    FINANCIAL INFORMATION

      ITEM 1.     Financial Statements (unaudited)

                  Auditor's Letter on Restatement            3

                  Consolidated Statements of Financial
                  Condition - September 30, 1999
                  and December 31, 1998                     4-5

                  Consolidated Statements of Income and
                  Comprehensive Income for Nine Months
                  Ended and Three Months Ended
                  September 30, 1999 and September
                  30, 1998                                  6-7

                  Consolidated Statements of Cash Flows
                  for Nine Months Ended September 30,
                  1999 and September 30, 1998               8-9

                  Notes to Consolidated Condensed
                  Financial Statements                       10


ITEM 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                           11-22


PART II.   OTHER INFORMATION                                 23

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

            [SIMON MASTER & SIDLOW LETTERHEAD]





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
CECIL BANCORP, INC.


     We have reviewed the consolidated statement of financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES at September 30, 1999 and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month period ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited and reported on the consolidated statement of financial condition as of December 31, 1998, and the related consolidated statement of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

     As discussed in Note 2, the accompanying consolidated financial statements have been restated.



                                /s/ Simon, Master & Sidlow, P.A.




February 23, 2000

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------


                                   ASSETS
                                   ------

                                               September             December
                                                30, 1999             31, 1998
                                             -------------         ------------
                                               (Unaudited)
                                              (As Restated)
Cash                                           $  3,112,314        $  2,725,430
Cash - interest bearing                           1,455,640           6,211,760
Federal funds sold                                  250,000           1,125,000
Investment securities
  Securities held-to-maturity, at cost            5,509,880           4,228,742
  Securities available-for-sale at
    estimated market value                       12,827,906           4,091,843
Mortgage-backed securities
  Securities held-to-maturity, at cost            1,170,538           2,046,983
  Securities available-for-sale at
    estimated market value                          621,763             863,260
Loans held for sale, at lower of cost
  or market                                               -           2,515,151
Loans receivable, net                            87,452,950          74,545,912
Real estate owned                                   254,994             187,742
Office properties, equipment and leasehold
  improvements at cost, less accumulated
  depreciation and amortization                   2,031,575           1,112,507
Stock in Federal Home Loan Bank of
  Atlanta - at cost                                 657,800             672,300
Accrued interest receivable                         657,051             597,922
Mortgage servicing rights                            96,898             123,541
Prepaid expenses                                    154,793              50,040
Deferred taxes                                      184,852             114,891
Goodwill                                          2,815,669                   -
Other assets                                        148,429              11,391
                                               ------------        ------------
    TOTAL ASSETS                               $119,403,052        $101,224,415
                                               ============        ============

                    CECIL BANCORP, INC. AND SUBSIDIARIES
                    ------------------------------------

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               ----------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                      September    December
                                                      30, 1999     31, 1998
                                                   -------------  ----------
                                                     (Unaudited)
                                                    (As Restated)
LIABILITIES
  Savings deposits                                  $105,766,990  $ 87,674,802
  Advance payments by borrowers for
    property taxes and insurance                         479,877       821,625
  Employee stock ownership debt                          231,048       231,048
  Other liabilities                                      528,849       672,738
  Advances from Federal Home Loan
    Bank of Atlanta                                    1,750,000     1,750,000

       TOTAL LIABILITIES                             108,756,764    91,150,213

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized:  4,000,000 shares
    Issued and outstanding: 612,420 shares at
      September 30, 1999 and 606,471 at
      December 31, 1998                                    6,124         6,065
  Additional paid in capital                           4,953,839     4,735,470
  Employee stock ownership debt                         (231,048)     (231,048)
  Deferred compensation - Management
    Recognition Plan                                     (45,383)      (80,676)
  Retained earnings, substantially restricted          5,969,414     5,628,467
  Accumulated other comprehensive income                  (6,658)       15,924
                                                    ------------  ------------

       TOTAL STOCKHOLDERS' EQUITY                     10,646,288    10,074,202
                                                    ------------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $119,403,052  $101,224,415
                                                    ============  ============

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
  --------------------------------------------------------------

                                      Quarter Ended            Nine Months Ended
                                       September 30,             September 30,
                                  -----------------------   -----------------------
                                     1999        1998           1999       1998
                                  ----------- -----------   ----------- -----------
                                  (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
                                 (As Restated)             (As Restated)

INTEREST INCOME
  Loans receivable                 $1,669,432  $1,639,886   $4,947,631   $4,863,567
  Mortgage-backed securities           28,951      52,957      108,654      178,840
  Investment securities                93,702     147,143      289,009      425,247
  Other interest-earning assets        68,903      71,136      237,502      225,944
                                   ----------  ----------   ----------   ----------
     Total interest income          1,860,988   1,911,122    5,582,796    5,693,598
                                   ----------  ----------   ----------   ----------

INTEREST EXPENSE
  Interest expense on deposits        900,192   1,018,419    2,743,388    2,990,675
  Borrowing                            70,325      22,587      131,560       87,115
                                   ----------  ----------   ----------   ----------
     Total interest expense           970,517   1,041,006    2,874,948    3,077,790
                                   ----------  ----------   ----------   ----------

     Net interest income              890,471     870,116    2,707,848    2,615,808
  Provision for loan losses            22,500      22,500       67,500       67,500
                                   ----------  ----------   ----------   ----------
     Net interest income after
        provision for loan losses     867,971     847,616    2,640,348    2,548,308
                                   ----------  ----------   ----------   ----------
NONINTEREST INCOME
  Loan service charges                 13,945      31,283       38,561       49,234
  Dividends on FHLB stock              12,183      12,571       37,261       36,333
  Gain on sale of loans                                         23,971       33,526
  Unrealized gain on loans held
    for sale                           47,773           -            -            -
  Commission income                    26,222      19,486       77,234       58,999
  Checking account fees                49,689      45,784      134,723      115,588
  Other                                18,249      21,585       19,355       78,041
                                   ----------  ----------   ----------   ----------
     Total noninterest income         168,061     130,709      331,105      371,721
                                   ----------  ----------   ----------   ----------
NONINTEREST EXPENSE
  Compensation and benefits           360,421     269,833    1,059,192      954,014
  Occupancy                            33,769      42,209      102,832      109,120
  Equipment and data processing
    expense                            87,805      65,105      248,125      187,668
  SAIF deposit insurance premium       21,274      21,045       63,992       62,719
  Merger expense                                  201,038                   252,174
  Other                               205,522     211,522      575,185      557,957
                                   ----------  ----------   ----------   ----------
     Total noninterest expense        708,791     810,752    2,049,326    2,123,652
                                   ----------  ----------   ----------   ----------
     Income before income taxes       327,241     167,573      922,127      796,377
                                   ----------  ----------   ----------   ----------
INCOME TAXES
  Current                             101,818     206,350      376,574      455,020
  Deferred                             (1,302)    (32,425)     (55,752)     (51,019)
                                   ----------  ----------   ----------   ----------
     Total income taxes               100,516     173,925      320,822      404,001
                                   ----------  ----------   ----------   ----------
NET INCOME                         $  226,725  $   (6,352)  $  601,305   $  392,376
                                   ==========  ==========   ==========   ==========

               CECIL BANCORP, INC. AND SUBSIDIARIES
               ------------------------------------

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
  --------------------------------------------------------------

                                      Quarter Ended            Nine Months Ended
                                       September 30,             September 30,
                                  -----------------------   -----------------------
                                     1999        1998           1999       1998
                                  ----------- -----------   ----------- -----------
                                  (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
                                 (As Restated)             (As Restated)

NET INCOME (LOSS)                  $  226,725  $  (6,352)    $  601,305   $  392,376

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
     investment securities, net
     of deferred taxes                 (2,260)     2,639        (22,582)      (8,384)
                                   ----------  ---------      ---------   ----------
  TOTAL COMPREHENSIVE INCOME       $  224,465  $  (3,713)     $ 578,723   $  383,992
                                   ==========  =========      =========   ==========

Earnings per common share and
  common share equivalent          $     0.39  $   (0.01)     $    1.03   $     0.69
                                   ==========  =========      =========   ==========
Earnings per common share-
  assuming full dilution           $     0.38  $   (0.01)     $    1.01   $     0.68
                                   ==========  =========      =========   ==========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                      Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                       1999        1998
                                                    ----------   -----------
                                                   (Unaudited)   (Unaudited)
                                                   (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees received on loans
     and investments                               $  5,851,338   $  5,978,965
  Cash paid to suppliers and employees               (2,106,873)    (2,189,781)
  Proceeds from sale of loans                         1,149,335      1,249,567
  Origination of loans held for sale                 (3,220,300)    (2,959,600)
  Interest paid                                      (2,874,948)    (3,077,790)
  Income taxes paid                                    (501,899)      (541,567)
                                                  -------------   ------------
       NET CASH USED BY OPERATING ACTIVITIES         (1,703,347)    (1,540,206)
                                                  -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturities of investment
     securities                                       4,500,000      6,645,000
  Proceeds from maturities of mortgage-backed
     securities                                       1,116,829        967,066
  Purchase of investment securities                 (14,546,773)    (6,685,802)
  Loans originated                                  (29,441,413)   (24,888,679)
  Principal collected on loans                       21,148,652     22,436,020
  Purchase of office properties, equipment
     and leasehold improvements                        (146,988)      (106,924)
  Proceeds from sale of real estate owned                23,425        245,159
  Purchase of real estate owned                         (90,677)      (146,071)
  Proceeds from sale of stock in Federal Home
     Loan Bank of Atlanta                                27,700           -
  Purchase of stock in Federal Home Loan
     Bank of Atlanta                                    (13,200)       (19,600)
                                                  -------------   ------------
       NET CASH USED BY INVESTING ACTIVITIES        (17,422,445)    (1,553,831)
                                                  -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
     and savings accounts                            22,605,738     40,361,688
  Proceeds from sales of certificates                 9,845,821      5,569,556
  Payments of maturing certificates of deposits     (36,535,463)   (41,398,427)
  Branch acquisition                                 18,417,620           -
  Decrease in advance payments by borrowers for
     property taxes and insurance                      (341,748)      (314,341)
  Proceeds from issuance of common stock                 65,440         10,800
  Dividends paid                                       (175,852)      (131,553)
                                                  -------------   ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES     13,881,556      4,097,723
                                                  -------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (5,244,236)     1,003,686

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                10,062,190      4,529,151
                                                  -------------   ------------
  END OF PERIOD                                   $   4,817,954   $  5,532,837
                                                  =============   ============

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                      Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                       1999        1998
                                                    ----------   -----------
                                                   (Unaudited)   (Unaudited)
                                                   (As Restated)
RECONCILIATION OF NET INCOME TO NET CASH
  USED BY OPERATING ACTIVITIES

Net Income                                           $   601,305  $   392,376

Adjustments to reconcile net income to net
  cash used by operating activities:
     Depreciation                                         99,033       68,124
     Provision for loan losses                            67,500       67,500
     Amortization of investment security
       premiums (discounts)                               16,506       (6,985)
     Stock dividends                                     (22,612)     (26,824)
     Increase in accrued interest receivable             (59,129)     (12,283)
     Increase in deferred taxes                          (55,752)     (52,840)
     Increase (decrease) in mortgage servicing rights     26,643       (6,736)
     Increase in prepaid expenses                       (104,753)     (27,428)
     (Increase) decrease in other assets                (137,038)      42,729
     Decrease in other liabilities                      (100,355)    (293,938)
     Increase in loans held for sale                  (2,094,936)  (1,743,559)
     Distribution from MRP Trust                          60,241       61,076
     Cash paid in lieu of fractional shares                 -          (1,418)
                                                     -----------  -----------
                                                      (2,304,652)  (1,932,582)
                                                     -----------  -----------
                                                     $(1,703,347) $(1,540,206)
                                                     ===========  ===========
 SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Cash received in branch acquisition
  Assumption of savings deposits liabilities         $22,176,092 $
  Loans receivable obtained                              (71,690)
  Office properties, equipment, and leasehold
     improvements obtained                              (871,113)
  Goodwill obtained                                   (2,815,669)
                                                     ----------- -----------
     Net cash received in branch acquisition         $18,417,620 $
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

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------

                            SEPTEMBER 30, 1999
                            ------------------

(1)  BASIS OF PRESENTATION
     ---------------------

     (1)  Summary of Significant Accounting Policies
          ------------------------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of operations and comprehensive income and consolidated statements of cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

     (2)  Earnings per Share
          ------------------

          Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 585,499 and 569,271 in 1999 and 1998, respectively. The weighted average number of shares of common stock for computation of diluted earnings per common share was 596,439 and 581,115, respectively.

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

(2)  RESTATEMENT
     -----------

     Subsequent to the issuance of the Corporation's third quarter 1999 financial statements and the filing of its third quarter 1999 Form 10-QSB with the Securities and Exchange Commission (the "SEC"), an error in the calculation of certain compensation and benefits expenses related to stock options was discovered. The Corporation concluded that it would restate its third quarter 1999 financial statements and related disclosures to reflect the correction of the error. The restatement resulted in an increase to previously reported net income of $21,590, net of income tax expense of $11,123, for the three months ended September 30, 1999, and an increase to previously reported net income of $33,973, net of income tax expense of $17,503, for the nine months ended September 30, 1999.

                   CECIL BANCORP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            SEPTEMBER 30, 1999

                               (Continued)





(2) RESTATEMENT (Continued)


    Previously reported earnings per share increased by $.04 a share and $.06 a share, for the three months and nine months ended September 30, 1999, respectively. The 1999 consolidated statements of financial condition, and related consolidated statements of income and comprehensive income, and cash flows have been restated to reflect this adjustment, as follows:

                                                              As Previously
                                As Restated  Adjustment          Reported
                                -----------  ----------       --------------
      Prepaid expenses           $  154,793   $(17,503)          $  172,296
      Other assets                  148,429    (32,713)             181,142
      Additional paid in capital  4,953,839    (84,189)           5,038,028
      Retained earnings           5,969,414     33,973            5,935,441
      Noninterest expense
        Compensation and
          benefits                1,059,192    (51,476)           1,110,668
      Income taxes
        Current                     320,822     17,503              303,319
      Net income                    601,305     33,973              567,332
      Total comprehensive income    578,723     33,973              544,750
      Earnings per common share
        and common share
        equivalent                     1.03       0.06                 0.97
      Earnings per common share -
        assuming full dilution         1.01       0.06                 0.95

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

FINANCIAL CONDITION
-------------------

Comparison of financial condition at September 30, 1999 and December 31, 1998.

     The Company's total assets at September 30, 1999 increased $18,178,637 or 18.0% to $119,403,052 from $101,224,415 at
December 31, 1998. The increase was primarily the result of two branches purchased from Susquehanna Bancshares, Inc.,on September 27, 1999, of which proceeds were used to prepay Federal Home Loan Bank of Atlanta Advances, fund loan portfolio growth and increase investments held for sale. Total liabilities increased $17,606,551 or 19.3% to $108,756,764 at
September 30, 1999 from $91,150,213 at December 31, 1998. This increase was primarily the result of an increase in savings deposits resulting from the said branch purchases.
Stockholders' equity increased $572,086 or 5.7%.

     Cash increased $386,884 or 14.2% to $3,112,314 at
September 30, 1999 from $2,725,430 at December 31, 1998.
Interest-bearing cash decreased $4,756,120 or 76.6% to $1,455,640 at September 30, 1999 from $6,211,760 at December 31,
1998. The decreases in cash were primarily due to a decrease in Federal Home Loan Bank Advances and the purchase of other investments. Investments held for sale increased $8,736,063 or 213.5% to $12,827,906 at
September 30, 1999 from $4,091,843 at December 31, 1998. The increase was the result of the investment of the proceeds of the branch purchase transaction.

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

     Total savings deposits increased $18,092,188 or 20.6% to $105,766,990 at September 30, 1999 from $87,674,802 at December
31, 1998. Increases are a direct result of the branch purchase. Escrows held for the payments of taxes and insurances decreased $341,748 or 41.6% to $479,877 at September 30, 1999 from
$821,625 at December 31, 1998. Decreases are attributable to the payment of county tax bills on mortgage holder's accounts. Advances from the Federal Home Loan Bank of Atlanta remained constant at $1,750,000 both at September 30, 1999 and December 31, 1998.

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999   Net income for the three
-------------------------------------
month period ended September 30, 1999 increased $233,077 or 3,669.3% to $226,725 as compared to net loss for the same period in 1998 of $6,352. The annualized return on average assets and annualized return on average equity were 0.89% and 9.04% respectively, for the three-month period ended September 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of (0.03%) and (0.26%) respectively, for the same period in 1998.

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

Interest on loans receivable increased by $29,546 or 1.8%, from $1,639,886 for the three months ended September 30, 1998 to $1,669,432 for the three months ended September 30, 1999. The increase is attributable to an increase in the average weighted yield along with an increase in the average balance outstanding. The weighted average yield decreased from 8.50% for the three months ended September 30, 1998 to 7.83% for the three months ended September 30, 1999.

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

Interest on other interest earning assets decreased $2,233, or 3.1% from $71,136 for the three months ended September 30, 1998 to $68,903 for the three months ended September 30, 1999. The average outstanding balance decreased 64.9% for the period, which was offset by an increase in the weighted average yield.

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

Noninterest income increased 28.6%, up $37,352 for the three months ended September 30, 1999, over the same period in 1998. Loan servicing fees decreased 55.4%, down $17,338 for the three months ended September 30, 1999 over the same period in 1998.

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Checking account fees increased $3,905 or 8.5% Increases in this area can be primarily attributed to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers. Commission income increased 34.5%, up $6,736 for the three months ended September 30, 1999, as a result of increased sales of alternative investment products.

Noninterest expense decreased 12.6%, down $101,961 for the three months ended September 30, 1999, over the same period in 1998. One time merger related costs of $201,038 were incurred in the quarter ended September 30, 1998, and not in the quarter ended
September 30, 1999.   Compensation and benefits increased 33.6%
for the three months ended September 30, 1999 over the same period in 1998, which is a result of general merit increases plus additional employees and costs of benefits. Equipment and data processing expenses increased 34.9% for the three months ended September 30, 1999 over the same period in 1998 as a result of the Company's year 2000 compliance plan. The SAIF deposit premium remained stable for the three months ended September 30, 1999 over the same period in 1998. Other expenses decreased by 15.5% for the three months ended September 30, 1999 over the same period in 1998, as a result of decreased legal expenses, and general administration costs.

Income tax expense for the three-month period ended September
30, 1999 and 1998 was $100,516 and $173,925 respectively, which equates to effective rates of 30.7% and 47.2%, respectively, before non-deductible merger expenses.

Nine Months Ended September 30, 1999  Net income for the nine-
------------------------------------
month period ended September 30, 1999 increased $208,929 or 53.2% to $601,305, compared to net income of $392,376 for the same period in 1998. The annualized return on average assets and annualized return on average equity were 0.78% and 7.72% respectively, for the nine-month period ended September 30, 1999. This compares to an annualized return on average assets and annualized return on average equity of 0.54% and 5.36% respectively, for the same period in 1998.

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

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The average balance outstanding decreased $1,687,555, and the weighted average yield decreased slightly.

Interest on other interest earning assets increased $11,558 or 5.1%, from $225,944 for the nine months ended September 30, 1998 to $237,502 for the same period in 1999. The weighted average yield increased from 7.92% for the nine months ended June 30, 1998 to 7.96% for the nine months ended September 30, 1999. The average outstanding balance increased $374,701 from $3,863,135 for the nine months ended September 30, 1998 to $4,237,836 for the nine months ended September 30, 1999.

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

Noninterest expense decreased $74,326 or 3.5% to $2,049,326 for the nine-month period ended September 30, 1999 from $2,123,652 for the nine months ended September 30, 1998. The SAIF deposit premium remained stable for the nine months ended September 30, 1999, compared to the same period in 1998. Equipment and data processing expenses increased $60,457 or 32.2% , from $187,668 for the nine month ended September 30, 1998 to $248,125 for the nine months ended September 30, 1999. This is a direct result of the company's year 2000 awareness plan and other equipment related upgrades. Other expenses increased 3.1%, up $17,228 for the nine-month period ended September 30, 1999, over the same period in 1998. The increase was attributable to an increase in audit and accounting fees, loan expenses, postage, and mortgage servicing rights valuation allowance.

Income tax expense for the nine-month period ended September 30, 1999 and 1998 was $320,822 and $404,001 which equates to effective rates of 34.8% and 49.3% respectively.

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


                                  Tangible           Core        Risk-Based
_____________________________________________________________________________
Well capitalized                    5+%              6+%            10+%
Adequately capitalized            4%-4.99%         4%-5.99%       8%-9.99%
Undercapitalized                  3%-3.99%         3%-3.99%       6%-7.99%
Significantly undercapitalized    2%-2.99%         2%-2.99%       0%-5.99%
Critically undercapitalized       0%-1.99%                          --
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


                                   CECIL BANCORP, INC.



Date:   March 29, 2000           By:  /s/  Mary Beyer Halsey
        --------------              -------------------------
                                     Mary Beyer Halsey
                                     President
                                     Chief Executive Officer