Form 10KSB40
period 1999-12-31
CECIL BANCORP INC
filed 2000-03-30
CIK 926865

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number: 0-24926

                              CECIL BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Maryland                                           52-1883546
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

   127 North Street, Elkton, Maryland                          21921-5547
----------------------------------------                  -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No ___
                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $8,135,576

As of March 15, 2000, the registrant had 615,742 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $9,443,143 based on the closing sale price of $23.75 per share of the Registrant's Common Stock on March 15, 2000. For purposes of this calculation, it is assumed that the 218,136 shares held by directors and officers of the Registrant, are shares held by affiliates.

Transitional small business disclosure format (check one):  Yes ___   No  X
                                                                         ---

                      DOCUMENT INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report"). (Parts I and II).
     2. Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

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

     On September 27, 1999, Cecil Federal acquired two branch offices of Susquehanna Bank, a subsidiary of Susquehanna Bancshares, Inc. ("Susquehanna"). These two branch offices are located in Elkton, Maryland. This acquisition represents a continuation of the growth of Cecil Federal's existing branch network, and is currently expected to benefit Cecil Federal's net income in future periods.

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

     Columbian's executive offices are located at 303-307 St. John Street, Havre de Grace, Maryland 21078, and its main telephone number is (410) 939-2313. Columbian is currently building a full service branch office located on Route 40 in Havre de Grace, slated for opening in July of 2000.

Subsequent Financial and Accounting Developments

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

     The principal effects of the changes on the accompanying financial statements are presented in "Note 22 -- Prior Period Adjustment," to the Consolidated Financial Statements, which are included in "Part II -- Item 7 -- Financial Statements" and are incorporated herein by reference for more information.

Financial Modernization Legislation.

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLB and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

Market Area

     Cecil Federal. Cecil Federal's home office is located in the town of Elkton, Maryland, which is in Cecil County. Cecil Federal operates two full service branch offices one in North East, Maryland, which is also in Cecil County, and one at the Big Elk Mall in Elkton. Cecil Federal considers Cecil County to be its primary market area as substantially all of its lending and deposit gathering functions are performed within Cecil County.

     Cecil Federal attracts deposits through three full service offices in Cecil County, Maryland each with drive-through facilities. Cecil Federal's main office in Elkton has served as Cecil Federal's largest single source of deposits. Elkton is the County seat and has a population of 9,800. Elkton is a center for commerce and industry, education and health care for the County. Cecil Federal's full service branches are located in the Big Elk Mall in Elkton and North East Shopping Plaza in North East. North East has a population of 1,913 and is geographically located in the center of Cecil County. The population of Cecil County was 71,347 as of the 1990 census.

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

     Columbian. Columbian's home office is in Havre de Grace, Maryland, which is in Harford County. Construction is in process on a full service branch office on Route 40 in Havre de Grace, with a projected open date of July 2000. Harford County, in northeastern Maryland, is 23 miles from Baltimore and 20 miles from Wilmington, Delaware. Bel Air, Maryland, the county seat, is 80 miles from Philadelphia. Harford County is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County's major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private employers in Harford County are Upper Chesapeake Health Systems, Inc., Bata Shoe Co., Clorox Co., Constar/Crown, Cork and Seal, Cy-tec Industries, Frito-Lay, Inc., GAP Stores, Mercedes, N.A., Saks Fifth Avenue and General Electric. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.

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

Analysis of Loan and Mortgage-Backed Securities Portfolio

     Set forth below is selected data relating to the composition of the Banks' loan and mortgage-backed securities portfolio by type of loan and type of security at the dates indicated. At December 31, 1999, the Banks had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                        At December 31,
                                                                      ---------------------------------------------------
                                                                               1999                         1998
                                                                      ----------------------       ----------------------
                                                                       Amount           %           Amount           %
                                                                      --------       -------       --------       -------
                                                                                     (Dollars in thousands)
Type of Loan -- Cecil Federal
-----------------------------
Real estate loans:
 Construction loans (1)..........................................      $ 7,782        10.87%        $ 4,842         8.65%
 One- to four-family residential and home equity (2)(3)..........       51,450        71.85          45,377        81.02
 Multi-family residential........................................          436         0.61             869         1.55
 Land............................................................          497         0.69             357         0.64
 Commercial......................................................        3,803         5.31           2,459         4.39
Commercial business loans........................................        4,173         5.82           2,052         3.66

Consumer loans:
 Automobile loans................................................        3,656         5.10           1,481         2.64
 Education loans.................................................           47         0.07              60         0.11
 Savings account loans...........................................          739         1.03             801         1.43
 Home improvement loans..........................................           11         0.02              15         0.03
 Personal loans..................................................        3,651         5.10           2,688         4.80
                                                                       -------       ------         -------       ------
     Subtotal loans..............................................       76,245       106.47          61,001       108.92
Less:
 Loans held for sale.............................................           --           --           2,515        (4.49)
 Loans in process................................................        4,168         5.82           2,134        (3.81)
 Discounts and other.............................................          211         0.29             123        (0.22)
 Loan loss reserve...............................................          255         0.36             222        (0.40)
                                                                       -------       ------         -------       ------
    Total loans..................................................       71,611       100.00%         56,007       100.00%
                                                                       =======       ======         =======       ======

Mortgage-backed securities.......................................      $ 1,861                      $ 1,076
                                                                       =======                      =======
    Total loans and mortgage-backed  securities - Cecil Federal..      $73,472                      $57,083
                                                                       =======                      =======


                                                                                        At December 31,
                                                                      ---------------------------------------------------
                                                                               1999                         1998
                                                                      ----------------------       ----------------------
                                                                       Amount           %           Amount           %
                                                                      --------       -------       --------       -------
                                                                                     (Dollars in thousands)
Type of Loan -- Columbian
-------------------------
Real estate loans:
  Single-family residential......................................      $15,697        76.61%        $15,059        81.23%
  Construction...................................................          837         4.08             691         3.73
  Home equity and second mortgages...............................        1,143         5.58           1,311         7.07
  Commercial.....................................................        2,840        13.86           1,946        10.50
Consumer loans:
  Installment....................................................          371         1.81              11         0.06
  Savings account................................................           81         0.40             109         0.59
                                                                       -------                      -------
                                                                        20,969                       19,127
Less:
  Allowance for loan losses......................................          180         0.87             180        (0.97)
  Loans in process...............................................          167         0.82             269        (1.45)
  Deferred loan origination fees.................................          134         0.65             140        (0.75)
                                                                       -------       ------         -------       ------
     Total.......................................................      $20,488       100.00%        $18,538       100.00%
                                                                       =======       ======         =======       ======

   Mortgage-backed securities....................................        1,064                        1,834
                                                                       -------                      -------
      Total loans and mortgage-backed securities --..............
       Columbian.................................................      $21,552                      $20,372
                                                                       =======                      =======

-------------------------

(1)  All construction loans were for residential properties.
(2)  Includes home equity loans.
(3)  Includes loans held for sale.

     One- to Four-Family Residential Real Estate Lending

     Cecil Federal. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. As of December 31, 1999, loans on one- to four-family residential properties accounted for approximately 71.9% of Cecil Federal's loan portfolio. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans) and loans originated under the Maryland Community Development Administration ("CDA") loan program.

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

     Since the early 1980s, Cecil Federal has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by Cecil Federal include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term. Cecil Federal also offers a loan product which provides for a fixed interest rate for the first ten years, and then converts to a one year adjustable rate loan.

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

     During the year ended December 31, 1999, Cecil Federal originated $12.9 million in adjustable-rate mortgage loans and $5.6 million in fixed-rate mortgage loans (of which $114,256 of fixed-rate mortgage loans were sold in the secondary mortgage market). Approximately 6.0% of all loan originations during 1999 were refinancings of loans already in Cecil Federal's loan portfolio. At December 31, 1999, Cecil Federal's loan portfolio included $31.8 million in adjustable rate one- to four-family residential mortgages or 44.4% of Cecil Federal's loan portfolio, and $24.7 million in fixed rate one- to four-family residential loans or 34.5% of Cecil Federal's portfolio.

     Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. As of December 31, 1999, Cecil Federal had $5.1 million outstanding in second mortgage loans.

     During the first quarter of 1995, Cecil Federal began offering home equity lines of credit. These loans are secured by a junior lien on residential real estate. Customers are approved for a line of credit which provides for an interest rate which varies monthly and customers pay 2% of the balance per month. At December 31, 1999, Cecil Federal had $0.6 million in outstanding home equity lines.

     Columbian. Columbian's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Columbian's market area. Columbian also originates a limited number of second mortgages and home equity loans secured by one- to four-family residences. The average mortgage loan amount has been between $100,000 and $150,000. At December 31, 1999, $15.7 million, or 76.6%, of Columbian's total loans were secured by first liens on one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in Columbian's market area. At December 31, 1999, $1.7 million, or 10.8%, of Columbian's one- to four-family residential loans were adjustable rate mortgages ("ARMs"), and $14.0 million, or 89.2%, carried fixed rates.

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

     Columbian also offers home equity lines of credit and second mortgage loans. Home equity lines of credit carry a variable rate, indexed to the Prime Rate as published in the Wall Street Journal plus 2.0%, adjusted monthly or may be originated on a fixed rate basis. Second mortgage loans are offered on a fixed rate basis and require payments of principal and interest monthly. The maximum term for a home equity line of credit or second mortgage loan is 15 years. Columbian will lend up to 80% of the appraised value of the underlying property less the amount outstanding on the first mortgage. At December 31, 1999, home equity and second mortgage loans totaled $1.1 million and comprised 5.58% of Columbian's gross loans outstanding.

Construction Lending

     Cecil Federal. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend to builders, and has, on occasion, loaned funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 75%. Substantially all construction loans originated convert to a permanent loan. Cecil Federal has financed the construction of non-residential properties on a case by case basis. At December 31, 1999, the loan portfolio included $7.8 million in loans secured by properties under construction.

     A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Cecil Federal originated $1.4 million in construction loans during the year ended December 31, 1999. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

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

     At December 31, 1999, Columbian had $670,000 in construction loans outstanding, comprising 3.3% of Columbian's gross loan portfolio. Columbian's largest construction loan at December 31, 1999 was a $500,000 commitment to fund construction of a single family residence, of which $403,161 was outstanding at December 31, 1999.

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

Land Loans

     Cecil Federal also, from time to time, originates loans secured by raw land. Land loans originated to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans originated to developers have terms of up to three years. All land loans have a loan-to-value ratio not exceeding 75%. Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers, experienced in the development and sale of raw land. At December 31, 1999 Cecil Federal had $497,000 in land loans outstanding, or .69% of Cecil Federal's loan portfolio.

     Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. Cecil Federal also limits construction lending and loans on raw land to the Cecil County market area, with which management is familiar. All construction loans and loans on raw land in Cecil Federal's loan portfolio were performing according to their terms at December 31, 1999.

Multi-Family and Commercial Real Estate Lending

     Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Banks seek to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans and restricting such loans to its primary market area.

     Cecil Federal. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings and retail establishments which are located in Cecil Federal's primary market area. Multi-family and commercial real estate loans generally have terms of 20 years, and provide for interest rate adjustments
every one, three or five years.   Multi-family and commercial mortgages are
generally made in amounts not exceeding 75% of the lesser of the appraised value or purchase price of the property. All of Cecil Federal's multi-family and commercial property loans require regular payments of principal and interest. At December 31, 1999, loans secured by multi-family (i.e., more than four units) totaled $436,000, or .61%, of Cecil Federal's total loan portfolio and loans secured by commercial properties constituted approximately $3.8 million, or 5.31%, of Cecil Federal's total loan portfolio.

     Columbian. Columbian's multi-family residential loans are primarily secured by small apartment projects within Columbian's market area. The maximum loan amounts for such loans are $500,000 and may not exceed 80% of the lesser of cost or appraised value or purchase price whichever is less. Such loans generally amortize on the basis of a 30 year period and generally require a balloon payment after three years. Columbian also makes a limited number of commercial real estate loans for terms of up to 15 years with payments of principal and interest sufficient to fully repay the loan by maturity and may also underwrite certain commercial real estate loans for a shorter term with a balloon feature. The interest rates on commercial real estate loans are negotiated on a loan-by-loan basis. At December 31, 1999, Columbian's largest commercial real estate loan was a first and second mortgage on a 25,000 square foot office building. At December 31, 1999, multi-family and commercial loans totaled $2.8 million and comprised 13.86% of Columbian's gross loan portfolio.

Commercial Business Loans

     Cecil Federal offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a six month term, while lines of credit can remain open for longer periods. All owners, partners and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved and the strength of the borrower's firm and position. At December 31, 1999 Cecil Federal had $4.2 million outstanding in commercial business loans.

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

     Cecil Federal. Consumer loans comprise the second largest category of loans outstanding for Cecil Federal. Cecil Federal's consumer loans consist of automobile loans, savings account loans, education loans, home improvement loans and other consumer loans. At December 31, 1999, the consumer loan portfolio totaled $8.1 million, or 11.32%, of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio.

     Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. At December 31, 1999, the total amount of automobile loans was $3.7 million.

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

     Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. At December 31, 1999, the total amount of other consumer loans (which consist of personal loans) was $3.7 million.

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

     Columbian. Columbian's consumer loans primarily consist of loans secured by deposit accounts at Columbian, automobile loans and personal loans. At December 31, 1999, Columbian had approximately $452,000 in consumer loans, or 2.21%, of Columbian's gross loan portfolio.

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

Mortgage-Backed Securities

     The Banks maintain a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Banks to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loan which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Banks. Because the Banks receive regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Banks meet certain definitional tests for favorable treatment under federal banking laws. See "Regulation - Qualified Thrift Lenders Test" and "Regulation - Taxation."

     Mortgage-backed securities, however, expose the Banks to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Banks to the risk that they will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Banks' interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Banks may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Banks to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Banks seek to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven years or shorter maturity) mortgage-backed securities.

     The Banks have historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. As of December 31, 1999 the total investment in mortgage-backed securities for Cecil Federal and Columbian were $1.9 million and $1.1 million, respectively.

     The OTS has adopted a statement of policy with respect to investments in mortgage derivative products which are defined to include collateralized mortgage obligations ("CMOs"), REMICs, CMO and REMIC residuals and stripped mortgage-backed securities ("SMBSs"). The policy distinguishes between high-risk and nonhigh-risk mortgage securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities.
Under the policy, savings associations may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 must be carried in the institution's trading account or as assets held for sale. At December 31, 1999 neither of the Banks had mortgage derivative products which met the definition of high risk mortgage securities.

Loan Maturity Schedule

     The following tables set forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

     The following table sets forth the estimated maturity of Cecil Federal's loan portfolio at December 31, 1999 based on their contractual terms to maturity. The table does not include any estimate of prepayments or scheduled principal repayments which significantly shorten the average life of all mortgage loans and may cause Cecil Federal's repayment experience to differ from that shown below. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less. The following information is not net of deferred loan fees and allowance for loan losses, and does include loans held for sale.

                                Due during the years ending     Due After       Due after       Due after
                                        December 31,            3 through       5 through       10 through    Due after 15
                                ----------------------------   5 years after  10 years after  15 years after   years after
                                 2000        2001       2002     12/31/99        12/31/99        12/31/99       12/31/99    Total
                                ------      ------     ------    --------        --------        --------       --------   -------
                                                                              (In thousands)
Real estate - mortgage:
  Single-family residential...  $    3      $  535     $2,516    $    127        $  2,375        $  4,765       $40,242    $50,563
  Construction................   1,305         259        910         125              --              --         1,015      3,614
  Home equity and second
    mortgages.................     647          83        142         501           1,407           2,624           219      5,623
  Commercial..................   3,188          30        488         116             303              --            48      4,173
  Consumer....................   1,751         693        838       3,932             763             127            --      8,104
                                ------      ------     ------    --------        --------        --------       -------    -------
     Total....................  $6,894      $1,600     $4,894    $  4,801        $  4,848        $  7,516       $41,524    $72,077
                                ======      ======     ======    ========        ========        ========       =======    =======

     The following table sets forth the estimated maturity of Columbian's loan portfolio at December 31, 1999 based on their contractual terms to maturity. The table does not include any estimate of prepayments or scheduled principal repayments which significantly shorten the average life of all mortgage loans and may cause Columbian's repayment experience to differ from that shown below. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less. The following information is not net of deferred loan fees and allowance for loan losses.

                               Due during the years ending     Due After       Due after       Due after
                                       December 31,            3 through       5 through       10 through    Due after 15
                               ----------------------------   5 years after  10 years after  15 years after   years after
                                2000       2001       2002      12/31/99        12/31/99        12/31/99       12/31/99     Total
                               ------     ------     ------     --------        --------        --------       --------    -------
                                                                             (In thousands)
Real estate - mortgage:
  Single-family residential...   $   20     $ 209    $   892    $    352      $   2,174        $  3,250        $  8,800    $ 15,697
  Construction................       --        --        257          --             --              --             413         670
  Home equity and second
    mortgages.................       17        22         35         357            390             322              --       1,143
  Commercial..................      429       133        603         455            228             856             136       2,840
  Consumer....................        2        27         20          73            330              --              --         452
                                  -----     -----    -------    --------      ---------        --------        --------    --------
     Total....................    $ 468     $ 391    $ 1,807    $  1,237      $   3,122        $  4,428        $  9,349    $ 20,802
                                  =====     =====    =======    ========      =========        ========        ========    ========

     The next table sets forth at December 31, 1999, the dollar amount of all loans due after December 31, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                              Predetermined     Floating or
                                                  Rates       Adjustable Rates
                                              -------------   ----------------
                                                      (In thousands)
Cecil Federal
-------------
Real estate mortgage......................    $  24,720       $   31,796
Real estate construction (1)..............        2,448              836
Consumer and commercial business..........        8,191            4,086
                                              ---------       ----------
     Total................................    $  35,359       $   36,718
                                              =========       ==========

Columbian
---------
Real estate - mortgage:
 Single family residential................    $  13,036       $    1,698
 Construction (1).........................          511              159
 Home equity and second mortgages.........          691              452
 Commercial...............................        3,768               35
Consumer..................................          452               --
                                              ---------       ----------
     Total................................    $  18,458       $    2,344
                                              =========       ==========

     Total................................    $  53,817       $   39,062
                                              =========       ==========

___________
(1)   Net of loans in process.

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

     With certain limited exceptions, the maximum amount the Banks may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Home Owners' Loan Act ("HOLA") additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings institution is in compliance with the fully phased in capital requirements, (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. HOLA also authorizes loans to any one borrower to finance sales of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Loans-to-one borrower limits do not apply to purchase money notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings association is not placed in a more detrimental position as the result of such sale. Under these limits, at December 31, 1999, Cecil Federal's loans-to-one borrower cannot exceed $900,000 and Columbian's loans-to-one borrower cannot exceed $500,000.

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

Loan Originations and Sales

     Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. Applications are taken at all offices, but are processed by the Banks and submitted for approval, as noted above.

     Cecil Federal has not purchased loans in the secondary mortgage market. All fixed-rate loans are originated according to FHLMC guidelines and, depending on market conditions, may be sold to FHLMC after origination. Cecil Federal retains servicing on all loans sold.

     Set forth below is a table showing Cecil Federal's and Columbian's loan and origination, purchase and sale activity for the periods indicated.


                                                 Year Ended December 31,
                                                 -----------------------
                                                   1999           1998
                                                  ------         ------
                                                      (In thousands)
Cecil Federal
-------------
Loans originated:
  Real estate loans:
     Construction loans......................    $ 1,443        $ 2,874
     One- to four-family.....................     18,459         15,600
     Multi-family............................         --            144
     Non-residential and other...............      6,001          2,083
  Consumer loans.............................      7,634          4,142
  Commercial loans...........................      3,087          1,746
                                                 -------        -------
     Total loans originated..................    $36,624        $26,589
                                                 =======        =======

Loans sold:
  Whole loans................................    $ 1,134        $ 2,814
                                                 -------        -------
     Total loans sold........................    $ 1,134        $ 2,814
                                                 =======        =======

Columbian
---------
Loans originated:
  Real estate loans:
     Construction loans......................    $ 2,230        $   615
     One- to four-family.....................      4,081          2,775
     Multi-family............................         --             --
     Non-residential and other...............         --             30
  Consumer loans.............................        324             --
  Commercial loans...........................         --            375
                                                 -------        -------
     Total loans originated..................    $ 6,635        $ 3,795
                                                 =======        =======

Loans sold:
  Whole loans................................    $    --        $    --
                                                 -------        -------
     Total loans sold........................    $    --        $    --
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

     In addition to interest earned on loans, the Banks receive fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Banks. The Banks also receive servicing fees of .25% to .375% of the loan amount of the loans that it services. At December 31, 1999, Cecil Federal was servicing $16.3 million in loans for other financial institutions. For the years ended December

31, 1999, 1998 and 1997 Cecil Federal recognized gross servicing income of $35,000, $41,000 and $42,000, respectively, and total fee income of $255,980, $225,846 and $184,000, respectively.

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

     The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. At the dates shown, Cecil Federal and Columbian, had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 14.

                                                             At December 31,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
                                                            (In thousands)
Cecil Federal
-------------
Loans accounted for on a non-accrual basis: (1)
  Residential real estate...........................  $    874         $    359
  Consumer..........................................        --               --
                                                      --------         --------
    Total...........................................  $    874         $    359
                                                      ========         ========

Accruing loans which are contractually past
  due 90 days or more:
  Residential real estate...........................  $     --         $    101
  Consumer..........................................       331               15
                                                      --------         --------
    Total...........................................  $    331         $    116
                                                      ========         ========
    Total of nonaccrual and 90 days past due loans..  $  1,206         $    475
                                                      ========         ========

Percentage of total loans...........................      1.68%             .85%
                                                      ========         ========
Other non-performing assets.........................  $    116         $     61
                                                      ========         ========

Columbian
---------
Loans accounted for on a nonaccrual basis: (1)
  Real estate - mortgage:
      Single-family residential.....................  $     45         $     --
      Construction..................................        --               --
      Home equity and second mortgages..............        --               --
      Commercial....................................        35               --
  Consumer..........................................        --               --
                                                      --------         --------
      Total.........................................  $     80         $     --
                                                      ========         ========

Accruing loans which are contractually
  past due 90 days or more:
  Real estate - mortgage:
      Single-family residential.....................  $     --         $     88
      Construction..................................        --               --
      Home equity and second mortgages..............        --               --
      Commercial....................................        --               --
  Consumer..........................................        --               --
                                                      --------         --------
      Total.........................................  $     --         $     88
                                                      ========         ========
      Total nonperforming loans.....................  $     80         $     88
                                                      ========         ========

Percentage of total loans...........................       .39%             .47%
                                                      ========         ========
Other nonperforming assets (2)......................  $    255         $    263
                                                      ========         ========

______________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by Columbian through foreclosure or repossession or accounted for as a foreclosure in-substance. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

     Except as discussed below, at December 31, 1999, Cecil Federal did not have any loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or restructured.

     At December 31, 1999, Cecil Federal's nonaccruing loans and accruing loans more than 90 days past due totaled $1.2 million, which consisted of 16 single-family residential properties, 26 consumer loans, and two commercial loans. During the year ended December 31, 1999, gross interest income of $44,886 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the respective period. Four of the existing delinquent single-family residential properties, totaling $104,186, are currently in bankruptcy.

     At December 31, 1999, Cecil Federal's other non-performing assets of $116,184 consisted of one single family residential property acquired through foreclosure.

     During the year ended December 31, 1999, gross interest income for Columbian of $12,703 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods.

     At December 31, 1999, Columbian did not have any loans not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     Columbian's other nonperforming assets of $254,994 consisted of three properties acquired through foreclosure. Such properties consisted of two small multi-family dwellings, which were carried at $225,414 at December 31, 1999 and Columbian's participation in a townhouse project, which was carried at $29,580 at December 31, 1999.

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

     It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 1999, Cecil Federal's and Columbian's allowance for loan losses amounted to $254,515 and $180,003, respectively.

     Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Banks' loan portfolios in the future, will not ask the Banks to increase their allowance for loan losses for the periods indicated.

     The following table sets forth an analysis of Cecil Federal's and Columbian's allowance for loan losses for the periods indicated.

                                              Year Ended December 31,
                                             -------------------------
                                                 1999         1998
                                             ------------  -----------
                                                  (In thousands)
Cecil Federal
-------------
Balance at beginning of period.............        $ 222        $ 174
                                                   -----        -----

Loans charged-off:
  Residential real estate mortgage loans...           --           --
  Consumer.................................          107           77
                                                   -----        -----
Total charge-offs..........................          107           77
                                                   -----        -----

Recoveries:
  Residential real estate mortgage loans...           --           --
  Consumer.................................           14           35
                                                   -----        -----

Total recoveries...........................           14           35
                                                   -----        -----

Net loans charged-off......................           93           41
                                                   -----        -----

Provision for loan losses..................          125           90
                                                   -----        -----
Balance at end of period...................        $ 254        $ 222
                                                   =====        =====

Ratio of net charge-offs to average loans
  outstanding during the period............         1.44%         .07%
                                                   =====        =====

Columbian
---------
Balance at beginning of period.............        $ 180        $ 180

Total charge offs..........................           --           --
                                                   -----        -----

Total recoveries...........................           --           --
                                                   -----        -----

Net loans charged off......................           --           --
                                                   -----        -----

Provision for loan losses..................           --           --
                                                   -----        -----
Balance at end of period...................        $ 180        $ 180
                                                   =====        =====

Ratio of net charge-offs to average
   loans outstanding during the period.....           --%          --%
                                                   =====        =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                               At December 31,
                                             -----------------------------------------------
                                                    1999                     1998
                                             --------------------    -----------------------
                                                       Percent of               Percent of
                                                     Loans in Each            Loans in Each
                                                      Category to              Category to
                                             Amount   Gross Loans    Amount    Gross Loans
                                             ------  --------------  ------  ---------------
                                                         (Dollars in thousands)
Cecil Federal
-------------
Real estate loans:
 Construction loans.................          $   5          10.87%    $  9             8.65%
 One- to four-family residential....            144          71.85       80            81.02
 Multi-family residential...........              1           0.61        5             1.55
 Land...............................              2           0.69       13             0.64
 Commercial.........................             15           5.31       24             4.39

Commercial loans....................             30           5.82       31             3.66

Automobiles.........................             27           5.10        5             2.64
Education loans.....................             --           0.07       --             0.11
Savings account loans...............             --           1.03       --             1.43
Home improvement loans..............             --           0.02       --             0.03
Personal loans......................             30           5.10       55             4.80
                                              -----                    ----
                                                                        222
Less:
 Loans held for sale................             --             --       --            (4.49)
 Loans in process...................             --          (5.82)      --            (3.81)
 Discounts and other................             --          (0.29)      --            (0.22)
 Loan loss reserve..................             --          (0.36)      --            (0.40)
                                              -----         ------     ----           ------
Total allowance for loan losses.....          $ 254         100.00%    $222           100.00%
                                              =====         ======     ====           ======
Columbian
---------
Real estate - mortgage:
  Single-family residential.........          $  89          76.61     $ 37            81.23%
  Construction......................             40           4.08      105             3.73
  Home equity and second mortgages..              6           5.58        8             7.07
  Commercial........................             33          13.86       25             10.5
Consumer............................             12           2.21        5             0.65
                                              -----                    ----
   Total allowance for loan losses..          $ 180                    $180
                                              =====                    ====
Less:
 Loans held for sale................             --             --       --               --
 Loans in process...................             --          (0.82)      --               --
 Deferred loan origination fees.....             --          (0.65)      --               --
 Loan loss reserve..................             --          (0.87)      --               --
                                              -----         ------     ----           ------
Total allowance for loan losses.....          $ 180         100.00%    $180           100.00%
                                              =====         ======     ====           ======

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

     The general objectives of Cecil Federal's investment policy are to (i) maintain liquidity levels sufficient to meet the operating needs of Cecil Federal and applicable regulatory requirements, (ii) minimize interest rate risk by managing the repricing characteristics of Cecil Federal's assets and liabilities, (iii) reduce credit risk by investing primarily in U.S. Treasury and agency securities and (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high. Cecil Federal's investment activities are conducted by senior management (specifically Chief Executive Officer Halsey) and supervised by the Board of Directors. Investments are governed by an investment policy adopted by the Board, which currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating Cecil Federal's asset/liability management objectives (e.g., limiting the weighted average terms to maturity or repricing of Cecil Federal's interest-earning assets). In accordance with the policy, management has primarily invested in U.S. Treasury, government and agency securities and mutual funds.

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

     For additional information, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Banks' investment securities portfolio at the dates indicated.

                                                           Cecil Federal          Columbian
                                                          At December 31,       At December 31,
                                                     ---------------------    ------------------
                                                      1999       1998         1999       1998
                                                      ----       ----         ----       ----
                                                                      (In thousands)

Investment securities:
  U.S. government and agency securities.....         $1,973         $3,004     $3,988       $3,244
  Other.....................................            697            559        150        1,513
                                                     ------         ------     ------       ------
    Total investment securities.............          2,670          3,563      4,138        4,757
Federal funds sold..........................             --             --         50        1,125
Interest-earning deposits and certificates
  of deposit................................          3,465          3,642         50        2,570
FHLB stock..................................            471            458        187          215
                                                     ------         ------     ------       ------
     Total investments......................         $6,606         $7,663     $4,425       $8,667
                                                     ======         ======     ======       ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Cecil Federal's investment portfolio at December 31, 1999.

                                          One Year or Less      One to Five Years       Five to  Ten Years       More than Ten Years
                                         -----------------      -----------------       ------------------       ------------------
                                         Carrying  Average      Carrying  Average        Carrying   Average       Carrying  Average
                                          Value     Yield        Value     Yield          Value      Yield         Value     Yield
                                         --------  -------      --------  -------       ----------  -------      --------  --------
                                                                                               (Dollars in thousands)
Cecil Federal
-------------
Securities available for sale:
  U.S. government and
   agency securities..................   $     --       --%     $     --      --%       $       --     --%       $     --     --%
  Other...............................        697     6.03            --      --                --     --              --     --
  Interest-earning deposits and
   certificates of deposits...........         --       --            --      --                --     --              --     --
  FHLB stock..........................         --       --            --      --                --     --              --     --
                                         --------               --------                ----------              ---------
    Total.............................   $    697     6.03      $     --      --        $       --     --       $      --     --
                                         ========               ========                ==========              =========

Securities held to maturity:
  U.S. government and
   agency securities..................   $  1,973     4.99%     $     --      --        $       --     --       $      --     --
  Other...............................         --       --            --      --                --     --              --     --
  Interest-earning deposits and
    certificates of deposits..........      3,465     4.55            --      --                --     --              --     --
  FHLB stock..........................        471     7.40            --      --                --     --              --     --
                                         --------               --------                ----------              ---------
    Total.............................   $  5,909               $     --      --        $       --     --       $      --     --
                                         ========               ========                ==========              =========

                                            Total Investment Portfolio
                                         -------------------------------
                                          Carrying    Market    Average
                                           Value      Value      Yield
                                          -------    -------    -------
Cecil Federal
-------------
Securities available for sale:
  U.S. government and
   agency securities..................   $     --     $   --        --%
  Other...............................        697        697      6.03
  Interest-earning deposits and
    certificates of deposits..........         --         --        --
  FHLB stock..........................         --         --        --
                                         --------     ------
    Total.............................   $    697     $  697      6.03
                                         ========     ======

Securities held to maturity:
  U.S. government and
   agency securities..................   $  1,973     $1,971      4.99
  Other...............................         --         --        --
  Interest-earning deposits and
   certificates of deposits...........      3,465      3,465      4.55
  FHLB stock..........................        471        471      7.40
                                         --------     ------
    Total.............................   $  5,909     $5,907      4.92
                                         ========     ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Columbian's investment portfolio at December 31, 1999.

                                          One Year or Less      One to Five Years       Five to  Ten Years       More than Ten Years
                                         -----------------      -----------------       ------------------       ------------------
                                         Carrying  Average      Carrying  Average        Carrying   Average       Carrying  Average
                                          Value     Yield        Value     Yield          Value      Yield         Value     Yield
                                         --------  -------      --------  -------       ----------  -------      --------  --------
                                                                                             (Dollars in thousands)
Columbian
---------
Securities available for sale:
  U.S. government and
   agency securities..................    $  --         %       $    --       --%        $  482      6.13%        $   --      --%
  Other...............................      150                      --       --             --        --             --      --
  Interest-earning deposits and
   certificates of deposits...........       --                      --       --             --        --             --      --
  FHLB stock..........................       --                      --       --             --        --             --      --
                                          -----                 -------                  ------                   ------
    Total.............................    $ 150                 $    --       --         $  482                   $   --
                                          =====                 =======                  ======                   ======

Securities held to maturity:
  U.S. government and
   agency securities..................    $  --       --        $   300     6.02         $1,206      6.97         $2,000    6.84
  Federal funds sold..................       --     5.43             --       --             --        --             --      --
  Other...............................       50       --             --       --             --        --             --      --
  Interest-earning deposits and
    certificates of deposits..........       50                      --       --             --        --             --      --
  FHLB stock..........................      187     7.89             --       --             --        --             --      --
                                          -----                 -------                  ------                   ------
    Total.............................    $ 287                 $   300                  $1,206                   $2,000
                                          =====                 =======                  ======                   ======
                                            Total Investment Portfolio
                                         -------------------------------
                                          Carrying    Market    Average
                                           Value      Value      Yield
                                           ------    -------    -------
Columbian
---------
Securities available for sale:
  U.S. government and
   agency securities..................     $  482    $  482      6.13%
  Other...............................        150       150      5.12
  Interest-earning deposits and
   certificates of deposits...........         --        --        --
  FHLB stock..........................         --        --        --
                                           ------    ------
    Total.............................     $  632    $  632      5.89
                                           ======    ======

Securities held to maturity:
  U.S. government and
   agency securities..................     $3,506    $3,232      6.81
  Federal funds sold..................         50        50      5.43
  Other...............................         --        --        --
  Interest-earning deposits and
    certificates of deposits..........         50        50      4.78
  FHLB stock..........................        187       187      7.89
                                           ------    ------
    Total.............................     $3,793    $3,519      6.82
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

                                                                                           Increase
                                                                                          (Decrease)
                                                           Balance at                         From        Balance at
                                                          December 31,        %           December 31,   December 31,        %
                                                              1999         Deposits           1998           1998        Deposits
                                                          ------------     ---------      ------------   ------------    --------
                                                                                (Dollars in thousands)
Regular checking..................................        $      4,382       5.66%        $      1,870   $      2,512       4.17%
NOW accounts......................................               7,526       9.73                1,113          6,413      10.65
Passbook..........................................               9,253      11.97                  567          8,686      14.42
Statement savings.................................               2,426       3.14                  425          2,001       3.33
Commercial checking...............................                 139        .18                   46             93        .15
Money market......................................               3,825       4.95                1,466          2,359       3.92
Christmas club....................................                  61        .08                  (10)            71        .12
91 day CD.........................................               4,917       6.36               (2,556)         7,473      12.41
6 month CD........................................               6,506       8.41                  589          5,917       9.83
1 year CD.........................................               9,030      11.67                1,860          7,170      11.91
18 month CD.......................................               3,555       4.60                  764          2,791       4.64
30 month CD.......................................               5,767       7.46                2,730          3,037       5.04
42 month CD.......................................                 213        .28                  213             --         --
60 month CD.......................................               4,810       6.22                1,202          3,608       5.99
18 month IRA CD...................................               7,392       9.56                   22          7,370      12.24
14 month variable CD..............................                 464        .60                 (244)           708       1.18
12 month access CD................................               3,454       4.47                3,454             --         --
Over 60 month CD..................................                 247        .32                  247             --         --
Susque IRAs.......................................               3,183       4.11                3,183             --         --
Susque Access IRA.................................                 121        .16                  121             --         --
Susq MMFA IRA.....................................                  60        .07                   60             --         --
                                                          ------------     ------         ------------   ------------     ------
                                                          $     77,331     100.00%        $     17,122   $     60,209     100.00%
                                                          ============     ======         ============   ============     ======

Time Deposits by Rates

     The following table sets forth the time deposits in Cecil Federal classified by rates at the dates indicated.

                                                                       At December 31,
                                                                    -------------------
                                                                     1999        1998
                                                                    -------     -------
                                                                      (In thousands)
     2 -  3.99% (1).................................                $   310     $   490
     4 -  5.99%.....................................                 43,040      30,225
     6 -  7.99%.....................................                  6,220       7,429
     8 -  9.99%.....................................                     63          --
                                                                    -------     -------
                                                                    $49,633     $38,144
                                                                    =======     =======

     ________________
     (1)  Includes Club Accounts.

Time Deposit Maturity Schedule

     The following table sets forth the amount and maturities of time deposits at December 31, 1999 for Cecil Federal.

                                                                                Amount Due
                                                       --------------------------------------------------------------
                                                       Less Than                                 After
     Rate                                              One Year    1-2 Years      2-3 Years      3 Years       Total
     ----                                              --------    ---------      ---------      -------      -------
                                                                             (In thousands)
2 -  3.99% (1)..............................           $    310    $      --      $      --      $    --      $   310
4 -  5.99%..................................             32,340        6,401          1,804        2,566       43,111
6 -  7.99%..................................              4,367          543            436          874        6,220
8 -  9.99%..................................                 63           --             --           --           63
                                                       --------    ---------      ---------      -------      -------
                                                       $ 37,080    $   6,944      $   2,240      $ 3,440      $49,704
                                                       ========    =========      =========      =======      =======

______________
(1)  Includes Club Accounts.

     The following table indicates the amount of Cecil Federal's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                 Certificates
               Maturity Period                   of Deposits
               ---------------                   -----------
                                                (In thousands)

               Three months or less............    $ 1,521
               Over three through six months...      6,543
               Over six through twelve months..      1,725
               Over twelve months..............      2,099
                                                   -------
                Total..........................    $11,888
                                                   =======

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Columbian between the dates indicated.

                                                                   Increase
                                                                  (Decrease)
                                    Balance at                       from       Balance at
                                   December 31,                   December 31,  December 31,
                                       1999        % Deposits        1998           1998      % Deposits
                                   -------------  -------------  -------------    -------     -----------
                                                             (Dollars in thousands)

Christmas Club...................       $     7            .03%       $     7   $    --          --%
Commercial Checking..............            97            .41             97        --          --
Passbook Accounts................         1,712           7.17           (418)    2,130        7.76
Six Month Certificates...........           225            .94            215        10        0.03
Twelve Month Certificates........           164            .68           (180)      344        1.25
Thirteen Month Certificates......         5,758          24.10          2,298     3,460       12.60
Eighteen Month Certificates......         1,767           7.40         (1,931)    3,698       13.46
Nineteen Month Certificates......         1,700           7.12            850       850        3.09
Twenty Five Month Certificates...         1,716           7.18           (442)    2,158        7.86
Thirty Month Certificates........            60            .25            (66)      126        0.46
Thirty Seven Month Certificates..           673           2.82           (260)      933        3.40
Forty Two Month Certificates.....           187            .78            (37)      224        0.82
Forty Nine Month Certificates....           602           2.52           (129)      731        2.66
Sixty Month Certificates.........         2,068           8.66         (2,687)    4,755       17.31
Sixty One Month Certificates.....         1,864           7.80            187     1,677        6.11
Chesapeake Accounts..............         2,090           8.75          1,005     1,085        3.95
Statement Savings................         1,918           8.03         (2,158)    4,076       14.84
NOW Checking.....................         1,122           4.70            (48)    1,170        4.26
IRA's............................           157            .66            118        39        0.14
                                        -------         ------        -------   -------      ------
                                        $23,887         100.00%       $(3,579)  $27,466      100.00%
                                        =======         ======        =======   =======      ======

     The following table sets forth the term certificates in Columbian classified by rates at the dates indicated.

                                           At December 31,
                                   ---------------------------------
     Rate                            1999                    1998
     ----                          --------                ---------
                                             (In thousands)
     2.00 -  3.99%..............   $   300                 $    --
     4.00 -  5.99%..............    13,735                  13,318
     6.00 -  7.99%..............     2,906                   5,692
                                   -------                 -------
                                   $16,941                 $19,010
                                   =======                 =======


      The following table sets forth the amount and maturities of term certificates at December 31, 1999 for Columbian.

                                                              Amount Due
                                          -----------------------------------------------------
                                          Less Than                          After
Rate                                      One Year    1-2 Years  2-3 Years  3 Years    Total
----                                      ---------   ---------  ---------  -------  ---------
                                                             (In thousands)
2.00 -  3.99%.................            $    177    $     78    $     --  $    45     $   300
4.00 -  5.99%.................              10,120       1,841         764    1,010      13,735
6.00 -  7.99%.................               1,604          58         357      887       2,906
                                          --------    --------    --------  -------   ---------
                                          $ 11,901    $  1,977    $  1,121  $ 1,942   $  16,941
                                          ========    ========    ========  =======   =========

     The following table indicates the amount of Columbian's term certificates of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                                        Term
         Maturity Period                                             Certificates
         ---------------                                             ------------
                                                                    (In thousands)
         Three months or less.................................      $        103
         Over three through six months........................               204
         Over six through 12 months...........................             1,100
         Over 12 months.......................................               718
                                                                    ------------
           Total..............................................      $      2,125
                                                                    ============

Savings Deposit Activity

     The following table sets forth the savings activities of the Banks for the periods indicated.

                                                                  Year Ended December 31,
                                                               -----------------------------
                                                                  1999              1998
                                                                  ----              ----
Deposits..................................................     $201,113,000      $72,420,748
Withdrawals...............................................      191,398,018       69,344,611
                                                               ------------      -----------
 Net increase (decrease) before interest credited.........        9,714,982        3,076,137
Interest credited.........................................        3,828,321        4,002,772
                                                               ------------      -----------
 Net increase (decrease) in savings deposits..............     $ 13,543,303      $ 7,078,909
                                                               ============      ===========

     Management attributes the increase in deposits (prior to interest credited) for the year ended December 31, 1999 to increased marketing of existing products to current customers, and the addition of several new savings products and purchase of Susquehanna branches.

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

Subsidiary Activities

     As federally chartered savings banks, the Banks may invest up to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 1999, Cecil Federal was authorized to invest up to approximately $1.7 million in the stock of or in the loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. At December 31, 1999, Cecil Federal had $95,717 invested in its subsidiaries.

     Cecil Federal's wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation were each established in 1971. Cecil Service Corporation's primary business is acting as leasing agent for the North East Plaza Branch. The dollar amount invested in this business activity was $34,598 for 1999. In 1997, Cecil Financial Services, a service corporation of Cecil Federal Savings Bank, began offering a full range of brokerage and investment services in all our branches, through a partnership with UVEST Investment Services. UVEST Investment Services is a registered broker-dealer and member of both the National Association of Securities Dealers and the Securities Investment Protection Corporation (SIPC). Headquartered in Charlotte, North Carolina, UVEST has been providing bank-based investment services through the Southeast since 1982. The dollar amount invested in this business activity was $61,119 for 1999.

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

     Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. Regulatory tangible, core and total capital are not calculated in accordance with generally accepted accounting principles. The OTS regulation defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights. Cecil Federal had qualifying goodwill of $2,745,278 as of September 30, 1999 as a result of the purchase of two branches from Susquehana Bank. Cecil will amortize the goodwill over a 10 year period. Tangible capital is the same as core capital, except it excludes qualifying supervisory goodwill and other intangible assets other than certain mortgage servicing rights.

     The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in any subsidiary engaged in activities not permissible for national banks, other than a subsidiary engaged in activities undertaken as agent for customers or in mortgage banking activities and certain subsidiary depository institutions or their holding companies ("nonincludable subsidiary"). At December 31, 1999, the Banks had no investments in or extensions of credit to subsidiaries engaged in activities not permissible for national banks.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 1999, the Banks had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

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

     The table below presents Cecil Federal's capital position relative to its various regulatory capital requirements at December 31, 1999.

                                                                            Percent of
                                                                Amount      Assets (1)
                                                               --------     ----------
                                                               (Dollars in thousands)
     Tangible capital......................................      $5,744          6.79%
     Tangible capital requirement..........................       1,268          1.50
                                                                 ------         -----
       Excess..............................................      $4,476          5.29%
                                                                 ======         =====

     Core capital..........................................      $5,744          6.79%
     Core capital requirement..............................       3,382          4.00
                                                                 ------         -----
       Excess..............................................      $2,362          2.79%
                                                                 ======         =====

     Total capital (i.e., core and supplementary capital)..      $5,999         10.06%
     Risk-based capital requirement........................       4,771          8.00
                                                                 ------         -----
       Excess..............................................      $1,228          2.06%
                                                                 ======         =====


     -------------------------
     (1) Based upon adjusted total assets for purposes of the tangible core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.

     The table below provides information with respect to Columbian's compliance with its regulatory capital requirements at December 31, 1999.

                                                                  Percent of
                                                     Amount       Assets (1)
                                                    --------      ----------
                                                    (Dollars in thousands)

     Tangible capital................               $  2,104          7.58%
     Tangible capital requirement....                    417          1.50
                                                    --------      --------
        Excess.......................               $  1,687          6.08%
                                                    ========      ========

     Core capital....................               $  2,104          7.58%
     Core capital requirement........                  1,111          4.00
                                                    --------      --------
        Excess.......................               $    993          3.58%
                                                    ========      ========

     Risk-based capital..............               $  2,240         15.05%
     Risk-based capital requirement..                  1,191          8.00
                                                    --------      --------
        Excess.......................               $  1,049          7.05%
                                                    ========      ========

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Banks, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Based upon calculations as of December 31, 1999, the Banks are not required to deduct an interest-rate risk capital component from total capital.

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

     The table below presents the Cecil Federal's capital position at December 31, 1999 relative to its various minimum regulatory capital requirements under the prompt corrective regulations.

                                                             Percent of
                                                   Amount    Assets  (1)
                                                  --------  -------------
                                                  (Dollars in thousands)
        Tangible equity.........................  $  5,744          6.79%
        Tangible equity requirement.............     1,268          1.50
                                                  --------         -----
          Excess................................  $  4,476          5.29%
                                                  ========         =====

        Tier 1 or leverage capital..............  $  5,744          6.79%
        Tier 1 or leverage capital requirement..     2,536          3.00
                                                  --------         -----
          Excess................................  $  3,208          3.79%
                                                  ========         =====

        Tier 1 risk-based capital...............  $  5,744          6.79%
        Tier 1 risk-based capital requirement...     3,382          4.00
                                                  --------         -----
          Excess................................  $  2,362          2.79%
                                                  ========         =====

        Risk-based capital......................  $  5,999         10.06%
        Risk-based capital requirement..........     4,771          8.00
                                                  --------         -----
          Excess................................  $  1,228          2.06%
                                                  ========         =====

-------------------------
(1) Based upon adjusted total assets for purposes of the tangible equity and Tier 1 or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

     The table below presents the Columbian's capital position at December 31, 1999 relative to its various minimum regulatory capital requirements under the prompt corrective regulations.

                                                             Percent of
                                                   Amount    Assets  (1)
                                                  --------  -------------
                                                  (Dollars in thousands)

        Tangible equity.........................  $  2,104          7.58%
        Tangible equity requirement.............       417          1.50
                                                  --------         -----
          Excess................................  $  1,687          6.08%
                                                  ========         =====

        Tier 1 or leverage capital..............  $  2,104          7.58%
        Tier 1 or leverage capital requirement..       833          3.00
                                                  --------         -----
          Excess................................  $  1,271          4.58%
                                                  ========         =====

        Tier 1 risk-based capital...............  $  2,104          7.58%
        Tier 1 risk-based capital requirement...     1,111          4.00
                                                  --------         -----
          Excess................................  $    993          3.58%
                                                  ========         =====

        Risk-based capital......................  $  2,240         15.05%
        Risk-based capital requirement..........     1,191          8.00
                                                  --------         -----
          Excess................................  $  1,049          7.05%
                                                  ========         =====

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

     Liquidity Requirements. The Banks are required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The short-term liquidity ratios of the Banks at December 31, 1999 were 17.14% for Cecil Federal and 68.6% for Columbian, substantially all of which qualified as short-term liquidity. A substantial sustained decline in savings deposits could adversely affect the Banks' liquidity which could result in restricted operations and additional borrowings from the FHLB.

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

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 19989, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     At December 31, 1999, approximately 84.71% of Cecil Federal's and 100.90% of Columbian's assets were invested in Qualified Thrift Investments, which were in excess of the percentage required to qualify the Banks under the QTL test.

     Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings institution's loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time shall not exceed 15% of the unimpaired capital and surplus of the institution. A savings institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the savings institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. The loans-to-one borrower limits have not had a significant impact on the operations of the Banks. The Banks have no lending relationships in excess of applicable loans-to-one borrower limits. At December 31, 1999, Cecil Federal's regulatory loans-to-one-borrower limit was $900,000, and Columbian's limit was $500,000.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As members of the FHLB of Atlanta, the Banks are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Banks were in compliance with this requirement with investments in FHLB of Atlanta stock at December 31, 1999, of $470,900 and $186,900 for Cecil Federal and Columbian, respectively. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. The Banks use short term advances from the FHLB of Atlanta during the year.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts, plus 10% on all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal

Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1999, the Banks met their reserve requirements.

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

Employees

     Cecil Federal had 28 full-time employees and four part-time employees as of December 31, 1999, none of whom was represented by a collective bargaining agreement. Cecil Federal believes that it enjoys excellent relations with its personnel.

     As of December 31, 1999, Columbian had nine full-time employees and one part-time employee, none of whom was represented by a collective bargaining agreement. Management believes its relations with its employees are good.

Item 2.  Description of Property
--------------------------------

     Cecil Federal. The following table sets forth the location and certain additional information regarding Cecil Federal's offices and property at December 31, 1999. Cecil Federal owns the Elkton office and currently leases the North East office.

                                Year       Square
                               Opened      Footage    Deposits    Net Book Value
                               ------      -------    --------    --------------
                                                          (In thousands)
Main Office:
127 North Street
Elkton, Maryland                 1969        3,500    $ 55,488          $    272

Loan Center
135 North Street
Elkton, MD 21922                 1995 (2)    3,000          --                72

Branch Offices:
108 North East Plaza
North East, Maryland 21901       1975 (1)    2,000      13,791                43

Big Elk Office
108 Big Elk Mall
Elkton, MD 21922                 1977 (3)    1,200       8,261                 2

Susquehanna Building
200 North Street
Elkton, Maryland 21922           1999 (4)    2,282          --               600
                                                      --------          --------
                                                      $ 77,540          $    989
                                                      ========          ========

_____________
(1) Original lease signed 11/74 for 20 years with five year renewals. Currently paying $1,365 per month. A lease extension was signed 1/16/95 for 10 years with 5 year renewals.
(2) Original lease signed 5/23/95 for five years with three successive five year renewals. Currently paying $1,700 per month.
(3) Lease assumed as a result of branch purchase on September 30, 1999. Currently paying $1,568 per month until April 2002.
(4) Building acquired by Cecil Federal as a result of the acquisition of Susquehanna Branches in September 1999. The Bank plans to hold the property, which is adjacent to its main office, for future expansion.

     The net book value of Cecil's office furniture, fixtures, and equipment was $555,023 as of December 31, 1999.

     Columbian. The following table sets forth certain additional information regarding Columbian's office facilities as of December 31, 1999.

                                   Year Opened  Square Footage  Net Book Value
                                   -----------  --------------  --------------
                                                                (In thousands)
Main Office:
303-307 St. John Street
Havre de Grace, Maryland 21078         1970         3,355           $ 116


         Columbian also owns a parcel of land on Route 40 near Havre de Grace which it acquired in fiscal year 1995 and which had a book value of $261,046 as of December 31, 1999. Columbian is currently in the process of improving this property to serve as a branch office which it plans to open in July 2000.

         The net book value of Columbian's office furniture, fixtures and equipment was $92,961 as of December 31, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     Based solely on a review of reports of beneficial ownership filed on Forms 3, 4 and 5, there were no delinquent filers of such reports for the fiscal year ended December 31, 1999.

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

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     Subsequent to the issuance of the 1998 consolidated financial statements and the filing of its 1998 Form 10-KSB, an error in the calculation of certain compensation and benefits expenses related to stock options was discovered. The Company and its subsidiaries, in consultation with their independent auditors, collectively concluded that the Company would restate its consolidated financial statements and related disclosures for the year ended December 31, 1998 and for the first three quarters of fiscal 1999, and amend its 1998 Form 10-KSB and first, second, and third quarter 1999 Forms 10-QSB to reflect the correction of the error. The purpose of the restatements and amended filings was to reflect the changes necessary to correct the error.

     The principal effects of the changes on the accompanying financial statements are presented in Note 22 to the Consolidated Financial Statements, which are contained in the Annual Report filed as Exhibit 13 hereto, and incorporated herein by reference for more information.

     (a)  Documents Filed as Part of this Report
          --------------------------------------

     (1)  Financial Statements.  The following financial statements contained in
          --------------------
the Annual Report, Exhibit 13 hereto, are incorporated herein by reference.

          Independent Auditors' Report
          Consolidated Statements of Financial Condition as of December 31, 1999 and 1998
          Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998
          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999 and 1998
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998
          Notes to Consolidated Financial Statements.

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

     10.3           Cecil Bancorp, Inc. Stock Option and Incentive Plan ***

     10.4           Cecil Bancorp, Inc. Management Recognition Plan ***

     10.5 Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors ****

     10.6 Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan**

     13             Annual Report to Stockholders for the year ended December
                    31, 1999

     21             Subsidiaries

     23             Consent of Simon Master & Sidlow, P.A.

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


     (b)  Reports on Form 8-K.  The Registrant did not file any Current Reports
          -------------------
on Form 8-K during the last quarter of the fiscal year ending December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CECIL BANCORP, INC.

Date: March 24, 2000          By: /s/ Mary B. Halsey
                                  -------------------------------------
                                  Mary B. Halsey
                                  President and Chief Executive Officer
                                  (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mary B. Halsey                                     Date: March 24, 2000
    --------------------------------------------
    Mary B. Halsey
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Mary B. Halsey                                     Date: March 24, 2000
    --------------------------------------------
    Mary B. Halsey
    President and Chief Executive Officer
    (Principal Financial and Accounting Officer)

By: /s/ Bernard L. Siegel                                  Date: March 24, 2000
    --------------------------------------------
    Bernard L. Siegel
    Chairman of the Board

By: /s/ Thomas L. Foard                                    Date: March 24, 2000
    --------------------------------------------
    Thomas L. Foard
    Secretary and Director

By: /s/ Howard J. Neff                                     Date: March 24, 2000
    --------------------------------------------
    Howard J. Neff
    Director

By: /s/ Doris P. Scott                                     Date: March 24, 2000
    --------------------------------------------
    Doris P. Scott
    Director

By: /s/ Howard B. Tome                                     Date: March 24, 2000
    --------------------------------------------
    Howard B. Tome
    Director

By: /s/ Donald F. Angert                                   Date: March 24, 2000
    --------------------------------------------
    Donald F. Angert
    Director

By: /s/ Robert L. Johnson                              Date: March 24, 2000
    -----------------------------
    Robert L. Johnson
    Director

By: /s/ Charles Sposato                                Date: March 24, 2000
    -----------------------------
    Charles Sposato
    Director

By: /s/ Matthew G. Bathon                              Date: March 24, 2000
    -----------------------------
    Matthew G. Bathon
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

   10.3        Cecil Bancorp, Inc. Stock Option and Incentive Plan ***

   10.4        Cecil Bancorp, Inc. Management Recognition Plan ***

   10.5        Cecil Federal Savings Bank Retirement Plan for Non-Employee
               Directors ****

   10.6 Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan**

   13          Annual Report to Stockholders for the year ended December 31,
               1999

   21          Subsidiaries

   23          Consent of Simon Master & Sidlow, P.A.

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