Form 10QSB
period 2000-03-31
CECIL BANCORP INC
filed 2000-05-10
CIK 926865

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

________________________________________________________________

                           FORM 10-QSB
                         (Amendment No. __)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


                          410-398-1650
  -----------------------------------------------------
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X          No
                         __________        __________


            Number of shares outstanding of common stock
                      as of March 31, 2000

$0.01 par value common stock                   615,742 shares
----------------------------                -------------------
           Class                                Outstanding

                CECIL BANCORP, INC. AND SUBSIDIARIES


                              CONTENTS

                                                           PAGE
                                                           ----
PART I.    FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited)

                  Consolidated Condensed Statements
                  of Financial Condition - March 31,
                  2000 and  December 31, 1999              3-4

                  Consolidated Condensed Statements of
                  Income and Comprehensive Income for
                  Three Months Ended March 31, 2000
                  and 1999                                 5-6

                  Consolidated Condensed Statements of
                  Cash Flows for Three Months Ended
                  March 31, 2000 and March 31, 1999        7-8

                  Notes to Consolidated Condensed
                  Financial Statements                     9


  ITEM 2.  Managements Discussion and Analysis of
           Financial Condition and Results of Operations   10-18


PART II.  Other Information                                19

          Signature                                        20

                   CECIL BANCORP, INC. AND SUBSIDIARIES
                   ------------------------------------

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              ----------------------------------------------

                                  ASSETS
                                  ------

                                                     March 31,    December 31,
                                                       2000           1999
                                                    -----------   ------------
                                                    (Unaudited)
Cash                                                $    744,396  $  2,466,580
Cash - Interest bearing                                2,951,366     3,515,501
Federal funds sold                                       270,000        50,000
Investment securities
     Securities held-to-maturity, at cost              5,493,172     5,479,757
     Securities available-for-sale at estimated
       market value                                    1,302,220     1,328,199
Mortgage-backed securities
     Securities held-to-maturity, at cost                949,727     1,071,123
     Securities available-for-sale at estimated
       market value                                    1,761,953     1,853,793
Loans receivable, net                                 99,424,991    92,098,839
Real estate owned                                        478,740       371,178
Office properties, equipment and leasehold
     improvements at cost, less accumulated
     depreciation and amortization                     2,006,386     2,008,791
Stock in Federal Home Loan Bank of
     Atlanta - at cost                                   745,800       657,800
Accrued interest receivable                              710,839       618,702
Mortgage servicing rights                                 94,882        98,575
Prepaid expenses                                         173,777       145,243
Deferred taxes                                           287,989       257,337
Goodwill, less accumulated amortization                2,674,886     2,745,278
Other assets                                              54,423       157,159
                                                    ------------  ------------
       TOTAL ASSETS                                 $120,125,547  $114,923,855
                                                    ============  ============

                   CECIL BANCORP, INC. AND SUBSIDIARIES
                   ------------------------------------

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              ----------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

                                                     March 31,    December 31,
                                                       2000           1999
                                                    -----------   ------------
                                                    (Unaudited)
LIABILITIES
     Savings deposits                              $100,409,711   $101,217,544
     Advance payments by borrowers for
       property taxes and insurance                   1,096,805        777,509
     Employee stock ownership debt                      192,540        192,540
     Other liabilities                                  487,082        529,802
     Advances from Federal Home Loan Bank
       of Atlanta                                     7,100,000      1,500,000
                                                   ------------   ------------
       TOTAL LIABILITIES                            109,286,138    104,217,395
                                                   ------------   ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value
       Authorized:  4,000,000 shares
       Issued and outstanding: 615,742 shares
          at March 31, 2000 and December 31, 1999         6,158          6,158
     Additional paid in capital                       4,898,025      4,898,025
     Employee stock ownership debt                     (192,540)      (192,540)
     Deferred compensation - Management
       Recognition Plan                                 (45,383)       (45,383)
     Retained earnings, substantially
       restricted                                     6,202,555      6,063,589
     Accumulated other comprehensive income             (29,406)       (23,389)
                                                   ------------   ------------
       TOTAL STOCKHOLDERS' EQUITY                    10,839,409     10,706,460
                                                   ------------   ------------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                     $120,125,547   $114,923,855
                                                   ============   ============


                   CECIL BANCORP, INC. AND SUBSIDIARIES
                   ------------------------------------

        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        ----------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000          1999
                                                    -----------    ------------
                                                     (Unaudited)   (Unaudited)
INTEREST INCOME
     Loans receivable                                $1,970,248    $1,633,336
     Mortgage-backed securities                          44,657        46,289
     Investment securities                               95,575        99,500
     Other interest-earning assets                       61,631        83,863
                                                     ----------    ----------
       Total interest income                          2,172,111     1,862,988
                                                     ----------    ----------
INTEREST EXPENSE
     Interest expense on deposits                     1,024,947       942,321
     Borrowing                                           48,307        30,623
                                                     ----------    ----------
       Total interest expense                         1,073,254       972,944
                                                     ----------    ----------

       Net interest income                            1,098,857       890,044
     Provision for loan losses                           55,500        22,500
                                                     ----------    ----------
       Net interest income after provision
          for loan losses                             1,043,357       867,544
                                                     ----------    ----------

NONINTEREST INCOME
     Loan service charges                                18,717        13,874
     Dividends on FHLB stock                             12,850        12,621
     Commission income                                   24,331        13,943
     Checking account fees                               58,127        37,400
     Other                                               19,691            --
                                                     ----------    ----------
       Total noninterest income                         133,716        77,838
                                                     ----------    ----------

NONINTEREST EXPENSE
     Compensation and benefits                          447,886       347,538
     Occupancy                                           43,718        35,152
     Equipment and data processing expense              103,781        77,474
     SAIF deposit insurance premium                      15,065        21,352
     Merger and branch acquisition expense                              2,726
     Amortization of goodwill                            70,392
     Other                                              173,982       169,027
                                                     ----------    ----------
       Total noninterest expense                        854,824       653,269
                                                     ----------    ----------

       Income before income taxes                       322,249       292,113
                                                     ----------    ----------

INCOME TAXES
     Current                                            150,501       146,977
     Deferred                                           (26,867)      (33,262)
                                                     ----------    ----------
       Total income taxes                               123,634       113,715
                                                     ----------    ----------

NET INCOME                                           $  198,615    $  178,398
                                                     ==========    ==========

                   CECIL BANCORP, INC. AND SUBSIDIARIES
                   ------------------------------------

        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        ----------------------------------------------------------

                                (Continued)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000          1999
                                                    -----------    ------------
                                                     (Unaudited)   (Unaudited)
NET INCOME                                           $  198,615    $  178,398

OTHER COMPREHENSIVE INCOME
     Unrealized losses on investment
       securities, net of deferred taxes                 (6,017)      (15,469)
                                                      ---------     ---------
TOTAL COMPREHENSIVE INCOME                            $ 192,598     $ 162,929
                                                      =========     =========

Earnings per common share and
     common share equivalent                         $     0.33    $     0.31
                                                      =========     =========

Earnings per common share -
     assuming full dilution                          $     0.33    $     0.30
                                                      =========     =========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000          1999
                                                    -----------    ------------
                                                     (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Interest and fees received on loans
       and investments                             $ 2,198,710    $ 1,947,117
     Cash paid to suppliers and employees             (681,007)      (767,142)
     Origination of loans held for sale                            (1,581,800)
     Interest paid                                  (1,073,254)      (972,944)
     Income taxes paid                                (183,689)      (253,500)
                                                   -----------    -----------
       NET CASH PROVIDED (USED) BY OPERATING
         ACTIVITIES                                    260,760     (1,628,269)
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale and maturities of
       investment securities                            35,193      3,901,851
     Proceeds from maturities of mortgage-backed
       securities                                      199,478        703,221
     Purchases of investment securities                            (2,815,390)
     Loans originated                              (10,147,407)    (8,915,487)
     Principal collected on loans                    2,765,755      6,972,501
     Purchases of office properties, equipment
       and leasehold improvements                      (36,350)       (45,597)
     Purchase of real estate owned                    (107,562)
     Purchase of stock in Federal Home Loan
       Bank of Atlanta                                 (88,000)       (13,200)
                                                   -----------    -----------
        NET CASH USED BY INVESTING ACTIVITIES       (7,378,893)      (212,101)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, NOW
       accounts, and savings accounts                3,789,406      9,813,584
     Proceeds from sales of certificates             3,793,588      1,809,262
     Payments of maturing certificates of
       deposits                                     (8,390,827)   (12,343,070)
     Increase in advance payments by borrowers
       for property taxes and insurance                319,296        336,871
     Proceeds from issuance of common stock                            13,606
     Advances from Federal Home Loan Bank of
       Atlanta                                       5,600,000        750,000
     Dividends paid                                    (59,649)       (58,460)
                                                   -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES    5,051,814        321,793
                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,066,319)    (1,518,577)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                             6,032,081     10,062,190
                                                   -----------    -----------
     END OF PERIOD                                 $ 3,965,762    $ 8,543,613
                                                   ===========    ===========

                     CECIL BANCORP, INC. AND SUBSIDIARIES
                     ------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                 (Continued)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000          1999
                                                    -----------    ------------
                                                     (Unaudited)   (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED (USED) BY OPERATING ACTIVITIES

Net Income                                           $  198,615    $  178,398

Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
     Amortization of goodwill                            70,392            --
     Depreciation                                        38,755        32,453
     Provision for loan losses                           55,500        22,500
     Amortization of investment security
       premiums and (discounts)                          (8,580)        4,230
     Stock dividends received                           (10,093)       (7,493)
     Increase in accrued interest receivable            (92,137)       (8,050)
     Increase in deferred taxes                         (26,867)      (33,262)
     Decrease in mortgage servicing rights                3,693        17,604
     Increase in prepaid expenses                       (28,534)     (105,271)
     (Increase) decrease in other assets                102,736       (13,892)
     Decrease in other liabilities                      (42,720)     (133,686)
     Increase in loans held for sale                         --    (1,581,800)
                                                     ----------   -----------
                                                         62,145    (1,806,667)
                                                     ----------   -----------
                                                     $  260,760   $(1,628,269)
                                                     ==========   ===========

                   CECIL BANCORP, INC. AND SUBSIDIARIES
                   ------------------------------------

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------

                              MARCH 31, 2000
                              --------------

(1)   BASIS OF PRESENTATION
      ---------------------

       (1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

        (2) Earnings per Share -- Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 596,489 in 2000 and 1999. The weighted average number of shares of common stock for computation of diluted earnings per common share was 606,105.

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

     On September 27, 1999, Cecil Federal Savings Bank, a wholly owned subsidiary of Cecil Bancorp, Inc. closed an agreement with Susquehanna Bank, a subsidiary of Susquehanna Bancshares, Inc., and acquired Susquehanna's two branch offices located in Elkton, Maryland. This acquisition represents a continuation of the growth of our existing branch network, and is expected to benefit Cecil Federal's net income in future periods. We look forward to offering the services of Cecil Federal to the customers of these branches and welcome them as well as Susquehanna's employees to the Cecil Federal family. Under the terms of the agreement Cecil Federal assumed deposits of Susquehanna's two branch offices and certain other assets. The deposits of these branch offices totaled $22.2 million at

               CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

September 27, 1999. The transaction resulted in the acquisition of the 200 North Street office, which was subsequently closed and the assumption of the lease of the Big Elk Mall office.

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

RECENT EVENTS:

     On February 8, 2000, the Company announced an agreement with the Winstead Agency to offer a variety of property and casualty and automobile insurance products to the customers of Cecil Federal and Columbian. In addition, the Winstead Agency will be leasing an office in Columbian's new Route 40 office upon its completion.

     On March 30, 2000, the Company approved the Cecil Bancorp, Inc. Dividend Reinvestment Plan. The plan provides shareholders of record of at least 50 shares of the Company's common stock with a way to reinvest, at no cost, all or a portion of their regular cash dividends and to invest optional cash payments, subject to minimum and maximum purchase limitations, in additional shares of Company Common Stock. A Registration Statement and Prospectus on Form S-3 was filed on April 19, 2000 with the Securities and Exchange Commission which describes in more detail the terms of the plan.

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


FINANCIAL SERVICES
------------------
     Since September 1997, Cecil Financial Services, a service corporation of Cecil Federal Savings Bank, has offered a full range of brokerage and investment services in all branches, through a partnership with UVEST Investment Services. Mr. Roger
L. Owens, CLU, serves as investment representative. Through UVEST, he provides comprehensive investment products tailored to meet current and future individual financial needs.

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

               CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


ASSET/LIABILITY MANAGEMENT
--------------------------
     The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Cecil Federal's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The bank also offers an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. Since 1995, Cecil Federal has, from time to time, originated fixed rate mortgages for sale in the secondary market. Presently, the Banks are not originating loans for sale in the secondary market, but are retaining them in portfolio. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

Comparison of Financial Condition at March 31, 2000 and December
----------------------------------------------------------------
31, 1999
--------

     The Company's assets increased by $5,201,692, or 4.5% to $120,125,547 at March 31, 2000 from $114,923,855 at December 31,
1999. The Company's emphasis on expanding the loans receivable portfolio continued. The loans receivable portfolio increased by $7,326,152 or 8.0% to $99,424,991 at March 31, 2000 from
$92,098,839 at December 31, 1999. The remainder of the Company's interest earning assets, primarily invested for liquidity, were reduced due to increased loan demand and a reduction in savings deposits. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $88,000, or 13.4% to $745,800 at March 31, 2000 from $657,800 at December
31, 1999, as a result of stock purchase requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 7.75%.

     The Company's liabilities increased $5,068,743, or 4.9% to $109,286,138 at March 31, 2000 from $104,217,395 at December 31,
1999. During the three months ended March 31, 2000, the Company's savings deposits decreased due to repositioning of the savings rates at both Cecil Federal and Columbian. Savings deposits decreased $807,833, or 0.8% to $100,409,711 at March 31, 2000 from $101,217,544 at December 31, 1999. Advances from the Federal Home Loan Bank of Atlanta increased by $5,600,000, or 373.3% to $7,100,000 at March 31, 2000 from $1,500,000 at
December 31, 1999. These increases were used to fund the Bank's increased loan originations. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $319,296, or 41.1% to $1,096,805 at March 31, 2000 from $777,509 at December 31, 1999. Other liabilities decreased $42,720, or 8.1% from $529,802 at December 31, 1999 to $487,082 at March 31, 2000.

               CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


     The Company's stockholders' equity increased by $132,949, or 1.2% to $10,839,409 at March 31, 2000 from $10,706,460 at
December 31, 1999. The increase was the result of an increase in retained earnings of $138,966, or 2.3% to $6,202,555 at March 31, 2000 from $6,063,589 at December 31, 1999. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 2000.

Results of Operations
---------------------

Conversion of the Results of Operations for the Three Months
------------------------------------------------------------
Ended March 31, 2000 and March 31, 1999
---------------------------------------

Net income increased $20,217, or 11.3% to $198,615 for the three months ended March 31, 2000, from $178,398 for the same period in 1999. The annualized return on average assets and annualized return on average equity were 0.67% and 7.32% respectively, for the three months ended March 31, 2000. This compares to an annualized return on average assets of 0.70% and 6.88% respectively for the same period in 1999.

Net interest income, the Company's primary source of income, increased $208,813, or 23.5% to $1,098,857 for the three months ended March 31, 2000, from $890,044 for the three months ended March 31, 1999, due to an increase in the weighted average interest rate spread to 3.77% for the three months ended March 31, 2000, compared to 3.42% for the three months ended March 31, 1999, and an increase in the balance of loans outstanding. The weighted average yield on all interest earning assets decreased from 8.14% for the three months ended March 31, 1999, to 7.83% for the three months ended March 31, 2000. The weighted average rate paid on interest bearing liabilities decreased from 4.72% for the three months ended March 31, 1999 to 4.06% for the three months ended March 31, 2000. The decrease was a result of a decrease in the average rate paid on deposits.

Interest on loans receivable increased by $336,912, or 20.6% to $1,970,248 for the three months ended March 31, 2000 from $1,633,336 for the three months ended March 31, 1999. The increase is attributable to an increase in the average balance outstanding. The weighted average yield decreased from 8.21% for the three months ended March 31, 1999 to 8.11% for the three months ended March 31, 2000. The average balance outstanding increased $17,538,927, or 22.0% to $97,154,393 for the three months ended March 31, 2000 from $79,615,466 for the three months ended March 31, 1999.

Interest on mortgage backed securities decreased $1,632, or 3.5% to $44,657 for the three months ended March 31, 2000 from $46,289 for the three months ended March 31, 1999. The decrease is a result of a slight decrease in the average balance outstanding. The weighted average yield decreased from 7.54% for the three months ended March 31, 1999 to 6.44% for the three months ended March 31, 2000.

Interest on investment securities decreased $3,925, or 3.9% to $95,575 for the three months ended March 31, 2000 from $99,500 for the three months ended March 31, 1999. The decrease is a result of a decrease in the average balance outstanding and weighted average yield. Interest on other interest earning assets decreased $22,232, or 26.5% to $61,631 for the three months ended March 31, 2000 from $83,863 for the three months ended March 31, 1999. Other investments primarily are short term liquidity accounts with variable rates.

Interest paid on savings deposits increased $82,626, or 8.8% to $1,024,947 for the three months ended March 31, 2000 from $942,321 for the three months ended March 31, 1999. The

        CECIL BANCORP, INC. AND SUBSIDIARIES
Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

increase was the result of an increase in the average outstanding balance on deposits, along with a decrease in the weighted average yield. The average balance outstanding increased $12,933,930, or 14.9% to $99,668,830 for the three months ended March 31, 2000 from $86,734,900 for the same period in 1999. The weighted average yield decreased from 4.34% for the three months ended March 31, 1999 to 4.11% for the three months ended March 31, 2000. Interest expense paid on borrowings increased $17,684, or 57.7%, to $48,307 for the three months ended March 31, 2000 from $30,623 for the same period in 1999. The average balance outstanding increased 3,248,853, or 196.6%, to $5,173,297 for the period ending March 31, 2000 from $1,744,444 for the period ending March 31, 1999. The weighted average yield decreased from 6.12% for the period ending March 31, 1999 to 3.74% for the period ending March 31, 2000.

Provision for Loan Losses: Provisions for loan losses increased
-------------------------
$33,000, or 146.7%, to $55,500 for the three months ended March
31, 2000 from $22,500 for the same period in 1999. The provision has been increased to keep pace with a growing loan portfolio.

Noninterest income:  Noninterest income increased $55,878, or
------------------
71.8% to $133,716 for the three months ended March 31, 2000 from $77,838 for the three months ended March 31, 1999. Loan servicing fees increased 34.9%, up $4,843 for the three months ended March 31, 2000 over the same period in 1997. Commission income increased $10,388, or 74.5% for the three months ended March 31, 2000 over the same period in 1997. The increase was the result of increased sales of investment and insurance products through Cecil Financial Services. Checking account fees increased $20,727, or 55.4%, to $58,127 for the three months ended March 31, 2000 from $37,400 for the three months ended March 31, 1999. The increase were primarily attributable to the increase in checking account deposit growth and the acquisition of deposit accounts from Susquehanna Bancshares.

Noninterest Expense.  Noninterest expense increased $201,555, or
-------------------
30.9% to $854,824 for the three months ended March 31, 2000 from $653,269 for the three months ended March 31, 1999. The Company experienced an increase in compensation and benefits of $100,348, or 28.9% to $447,886 for the three months ended March 31, 2000 from $347,538 for the three months ended March 31, 1999. The increase can be attributed to the hiring of six additional employees from the Susquehanna Bancshares branch acquisitions, annual salary increases and medical premium increases. Occupancy expense increased $8,566, or 24.4% to $43,718 for the three months ended March 31, 2000 from $35,152 for the three months ended March 31, 1999. The increase is associated with the lease expense for the additional Big Elk Mall branch location acquired from Susquehanna Bancshares. Equipment and data processing expenses increased $26,307, or 34.0% to $103,781 for the three months ending March 31, 2000 from $77,474 for the three months ending March 31, 1999 as the result of the Company's acquisition of the two Susquehanna Bancshares branches. Non-interest expense was also increased by the amortization of goodwill associated with the purchase of the two Susquehanna Bancshares branches in the amount of $70,392. Other expenses remained stable between the two periods.

Income Taxes.  Income tax expense for the three months ended
------------
March 31, 2000 and March 31, 1999 was $123,634 and $113,715
respectively, which equates to effective rates of 38.3% and 38.9%, respectively.

            CECIL BANCORP, INC. AND SUBSIDIARIES

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Nonperforming Assets and Problem Loans
--------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (i) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due; (ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at March 31, 2000:

                                                2000               1999
                                            -----------          ---------
Nonperforming loans:

Residential mortgage                        $   814,021          $ 437,915
Consumer and other                              303,787            102,347

Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                              478,740            187,742
                                            -----------          ---------
Total Nonperforming Assets                  $ 1,596,548          $ 728,004
                                            ===========          =========

Residential mortgages classified consisted of 16 loans with balances ranging from $5,000 to $165,000. Classified consumer loans consisted of 29 loans with balances ranging from $100 to $40,000 as of March 31, 2000.

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

The Banks   The Office of Thrift Supervision ("OTS"), which is
---------
the Banks' principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at March 31, 2000:

CECIL FEDERAL SAVINGS BANK

                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
Available capital                  $5,983           $5,983           $6,235
Required capital                    1,324            3,531            5,064
                                   ------           ------           ------
Excess                             $4,659           $2,452           $1,171
                                   ======           ======           ======

Available capital                   6.78%            6.78%             9.85%
Required capital                    1.50%            4.00%             8.00%
                                   ------           ------           ------
Excess                              5.28%            2.78%             1.85%
                                   ======           ======           ======

COLUMBIAN BANK, F.S.B.
                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------

Available capital                  $2,161           $2,161           $2,297
Required capital                      440            1,172            1,331
                                   ------           ------           ------
Excess                             $1,721           $  989           $  966
                                   ======           ======           ======

Available capital                   7.38%            7.38%            13.80%
Required capital                    1.50%            4.00%             8.00%
                                   ------           ------           ------
Excess                              5.88%            3.38%             5.80%
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

                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
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
_____________________________________________________________________________

On March 31, 2000, the Banks capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks to pay lower deposit insurance premiums.

        CECIL BANCORP, INC. AND SUBSIDIARIES

PART II.  Other Information:


     Item 1.  Legal Proceedings -
                  Not Applicable

     Item 2.  Changes in Securities -
                  Not Applicable

     Item 3.  Defaults Upon Senior Securities -
                  Not Applicable

     Item 4.  Submission of Matters to a Vote of
              Security Holders


        The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on April 19, 2000, at 9:00a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing three members of the board of directors. Proxies for the meeting were solicited pursuant to
        Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.


        All of management's nominee for directors as listed in the proxy statement were elected with the following vote:

                                         Shares                        Shares
                                          Voted          Shares         Not
                                          "For"        "Withheld"      Voted
     To serve for a three-year term:

     Mary B. Halsey                      441,091          6,690        164,692
     Howard J. Neff                      443,091          4,690        164,692


     To serve for a one-year term:

     Bernard L. Siegel                   443,666          4,115        164,692


     Item 5.  Other Information -
                  Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K -

              Exhibits
              --------
              Exhibit 27 - Financial Data Schedule

              Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the three months ended March 31, 2000

         CECIL BANCORP INC. AND SUBSIDIARIES



                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 CECIL BANCORP, INC.



Date:  May 4, 2000               By: /s/  Mary Beyer Halsey
                                     ------------------------
                                     Mary Beyer Halsey
                                     President
                                     Chief Executive Officer