Form 10QSB
period 2000-06-30
CECIL BANCORP INC
filed 2000-08-11
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

------------------------------------------------------------------------------

                                   FORM 10-QSB

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE EXCHANGE ACT

For the transition period from __________ to _____________.


                         Commission File Number: 0-24926
                                                 -------

                               CECIL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                             52-1883546
------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                          Identification number)

127 North Street, Elkton, Maryland                                 21921
----------------------------------                        ---------------------
(Address of principal executive office)                           (Zip Code)



                                  410 398-1650
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---



                  Number of shares outstanding of common stock
                               as of June 30, 2000

$0.01 par value common stock                              618,992  shares
----------------------------                            --------------------
Class                                                        Outstanding

                      CECIL BANCORP INC., AND SUBSIDIARIES


CONTENTS

                                                                           PAGE
PART I.    FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited)

                  Consolidated Condensed Statements of Financial
                  Condition - June 30, 2000 and  December 31, 1999         3-4

                  Consolidated Condensed Statements of Income and
                  Comprehensive Income for Three Months Ended
                        June 30, 2000 and 1999                             5-6


                  Consolidated Condensed Statements of Cash Flows for
                  Three Months Ended June 30, 2000 and June 30, 1999       7-8

                  Notes to Consolidated Condensed Financial Statements       9


         ITEM 2.  Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                    10-20

PART II.     OTHER INFORMATION                                              21

           Signature                                                        22

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                  ASSETS
                                  ------

                                                         June 30,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (Unaudited)

Cash                                                 $    856,347   $  2,466,580
Cash - Interest bearing                                 4,889,742      3,515,501
Federal funds sold                                                        50,000
Investment securities
     Securities held-to-maturity, at cost               4,504,405      5,479,757
     Securities available-for-sale at estimated
        market value                                    1,279,689      1,328,199
Mortgage-backed securities
     Securities held-to-maturity, at cost                 941,145      1,071,123
     Securities available-for-sale at estimated
        market value                                    1,514,744      1,853,793
Loans receivable, net                                 103,429,279     92,098,839
Real estate owned                                         379,056        371,178
Office properties, equipment and leasehold
     improvements at cost, less accumulated
     depreciation and amortization                      2,205,133      2,008,791
Stock in Federal Home Loan Bank of
     Atlanta - at cost                                    815,000        657,800
Accrued interest receivable                               727,628        618,702
Mortgage servicing rights                                  92,905         98,575
Prepaid expenses                                          187,514        145,243
Deferred taxes                                            313,937        257,337
Goodwill, less accumulated amortization                 2,604,495      2,745,278
Other assets                                                6,555        157,159
                                                     ------------   ------------

          TOTAL ASSETS                               $124,747,574   $114,923,855
                                                     ============   ============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                           June 30,       December 31,
                                                             2000             1999
                                                         ------------      ----------
                                                         (Unaudited)
LIABILITIES
     Savings deposits                                  $  96,466,633    $ 101,217,544
     Advance payments by borrowers for
          property taxes and insurance                     1,413,478          777,509
     Employee stock ownership debt                           192,540          192,540
     Other liabilities                                       536,322          529,802
     Advances from Federal Home Loan Bank
          of Atlanta                                      15,050,000        1,500,000
                                                       -------------    -------------

          TOTAL LIABILITIES                              113,658,973      104,217,395
                                                       -------------    -------------
COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value
          Authorized:  4,000,000 shares
          Issued and outstanding: 618,992 shares
              at June 30, 2000 and 615,742 shares at
              December 31, 1999                                6,190            6,158
     Additional paid in capital                            4,961,931        4,898,025
     Employee stock ownership debt                          (192,540)        (192,540)
     Deferred compensation - Management
          Recognition Plan                                   (22,565)         (45,383)
     Retained earnings, substantially
          restricted                                       6,361,738        6,063,589
     Accumulated other comprehensive income                  (26,153)         (23,389)
                                                       -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                      11,088,601       10,706,460
                                                       -------------    -------------

          TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                     $ 124,747,574    $ 114,923,855
                                                       =============    =============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------


                                            Quarter Ended June 30,    Six Months Ended June 30,
                                           ------------------------   -------------------------
                                              2000          1999         2000           1999
                                           ----------    ----------   ----------     -------
                                           (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
INTEREST INCOME
     Loans receivable                      $2,092,410    $1,644,863   $4,062,659     $3,278,199
     Mortgage-backed securities                39,636        33,413       84,293         79,702
     Investment securities                     95,572        95,807      191,148        195,307
     Other interest-earning assets             67,544        84,735      129,176        168,599
                                           ----------    ----------   ----------     ----------
          Total interest income             2,295,162     1,858,818    4,467,276      3,721,807
                                           ----------    ----------   ----------     ----------

INTEREST EXPENSE
     Interest expense on deposits           1,036,101       900,874    2,061,048      1,843,195
     Borrowing                                148,203        30,612      196,510         61,235
                                           ----------    ----------   ----------     ----------
          Total interest expense            1,184,304       931,486    2,257,558      1,904,430
                                           ----------     ---------   ----------     ----------

          Net interest income               1,110,858       927,332    2,209,718      1,817,377
     Provision for loan losses                 81,500        22,500      137,000         45,000
                                           ----------    ----------   ----------     ----------
          Net interest income after
              provision for loan losses     1,029,358       904,832    2,072,718      1,772,377
                                           ----------     ---------   ----------     ----------

NONINTEREST INCOME
     Loan service charges                      19,612        10,743       38,329         24,617
     Dividends on FHLB stock                   15,769        12,457       28,619         25,078
     Gain on sale of loans                                   23,971                      23,971
     Unrealized loss on loans
          held for sale                                     (47,773)                    (47,773)
     Commission income                         46,264        37,069       70,595         51,011
     Checking account fees                     72,315        47,633      130,442         85,034
     Other                                     19,552         2,077       39,243          1,106
                                           ----------    ----------   ----------     ----------
          Total noninterest income            173,512        86,177      307,228        163,044
                                           ----------    ----------   ----------     ----------


NONINTEREST EXPENSE
     Compensation and benefits                406,956       351,233      854,842        698,771
     Occupancy                                 44,274        33,910       87,992         69,062
     Equipment and data processing
          expense                             112,131        82,847      215,913        160,321
     SAIF deposit insurance premium            14,736        21,365       29,801         42,718
     Amortization of goodwill                  70,392                    140,783
     Other                                    202,783       198,882      376,766        369,663
                                           ----------    ----------   ----------     ----------
          Total noninterest expense           851,272       688,237    1,706,097      1,340,535
                                           ----------    ----------   ----------     ----------
          Income before income taxes          351,598       302,772      673,849        594,886
                                           ----------    ----------   ----------     ----------

INCOME TAXES
     Current                                  160,463       127,779      310,964        274,756
     Deferred                                 (27,946)      (21,188)     (54,813)       (54,450)
                                           ----------    ----------   ----------     ----------
          Total income taxes                  132,517       106,591      256,151        220,306
                                           ----------    ----------   ----------     ----------
NET INCOME                                 $  219,081    $  196,181   $  417,698     $  374,580
                                           ==========    ==========   ==========     ==========


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                   (Continued)


                                            Quarter Ended June 30,    Six Months Ended June 30,
                                           ------------------------   -------------------------
                                              2000          1999         2000          1999
                                           ----------    ----------   ----------     ---------
                                           (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)

NET INCOME                                 $  219,081    $ 196,181    $  417,698      $  374,580

OTHER COMPREHENSIVE INCOME
     Unrealized gains (losses) on
          investment securities,
          net of deferred taxes                 3,253       (4,853)       (2,764)        (20,322)
                                           ----------    ---------    ----------      ----------

TOTAL COMPREHENSIVE INCOME                 $  222,334    $ 191,328    $  414,934      $  354,258
                                           ==========    =========    ==========      ==========




Earnings per common share and
     common share equivalent               $     0.37   $     0.34    $     0.70      $     0.64
                                           ==========   ==========    ==========      ==========

Earnings per common share -
     assuming full dilution                $     0.36   $     0.33    $     0.69      $     0.63
                                           ==========   ==========    ==========      ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                 Six Months Ended June 30,
                                                                 2000               1999
                                                             ------------       -----------
                                                              (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Interest and fees received on loans and
          investments                                         $  4,632,725      $  3,914,561
     Cash paid to suppliers and employees                       (1,221,529)       (1,377,575)
     Proceeds from sale of loans                                                   1,149,335
     Origination of loans held for sale                                           (3,060,300)
     Interest paid                                              (2,257,558)       (1,904,430)
     Income taxes paid                                            (408,548)         (409,740)
                                                              ------------      ------------
          NET CASH PROVIDED (USED) BY OPERATING
              ACTIVITIES                                           745,090        (1,688,149)
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale and maturities of investment
          securities                                             2,069,217         3,000,000
     Proceeds from maturities of mortgage-backed
          securities                                               455,612           909,239
     Purchases of investment securities                           (997,969)       (4,796,726)
     Proceeds from sales of investment securities
          available-for-sale                                                       2,784,584
     Loans originated                                          (23,020,051)      (18,220,598)
     Principal collected on loans                               11,552,611        16,160,660
     Purchases of office properties, equipment and
          leasehold improvements                                  (273,902)          (84,265)
     Proceeds from sales of real estate owned                       99,684            23,425
     Purchase of real estate owned                                (107,562)          (90,677)
     Proceeds from sale of stock in Federal Home
          Loan Bank of Atlanta                                                        27,700
     Purchase of stock in Federal Home Loan
          Bank of Atlanta                                         (157,200)          (13,200)
                                                              ------------      ------------
          NET CASH USED BY INVESTING ACTIVITIES                (10,379,560)         (299,858)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, NOW
          accounts, and savings accounts                         3,608,518        19,972,192
     Proceeds from sales of certificates                        11,153,402         5,728,887
     Payments of maturing certificates of deposits             (19,512,831)      (28,774,177)
     Increase in advance payments by borrowers for
          property taxes and insurance                             635,969           616,997
     Proceeds from issuance of common stock                         36,000            36,292
     Advances from Federal Home Loan Bank of Atlanta            13,550,000         1,750,000
     Dividends paid                                               (108,046)         (116,921)
     Funding of MRP Trust                                          (14,534)
                                                              ------------      ------------
          NET CASH (USED) PROVIDED BY FINANCING
             ACTIVITIES                                          9,348,478          (786,730)
                                                              ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (285,992)       (2,774,737)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                         6,032,081        10,062,190
                                                              ------------      ------------
     END OF PERIOD                                            $  5,746,089      $  7,287,453
                                                              ============      ============


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Continued)


                                                              Six Months Ended June 30,
                                                                 2000           1999
                                                              ----------     ----------
                                                              (Unaudited)    (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
     (USED) BY OPERATING ACTIVITIES

Net Income                                                    $  417,698       $  374,580

Adjustments to  reconcile  net income to net
   cash  provided  (used) by operating
   activities:
          Amortization of goodwill                               140,783
          Depreciation                                            77,559           65,640
          Provision for loan losses                              137,000           45,000
          Amortization of investment security
             premiums (discounts)                                (17,722)          11,639
          Stock dividends                                        (20,801)         (15,025)
          Increase in accrued interest receivable               (108,926)         (10,458)
          Increase in deferred taxes                             (54,812)         (54,450)
          Decrease in mortgage servicing rights                    5,670           19,752
          Increase in prepaid expenses                           (42,271)        (123,617)
          (Increase) decrease in other assets                    150,604           (6,643)
          Increase (decrease) in other liabilities                 6,520         (167,645)
          Increase in loans held for sale                                      (1,887,163)
          Distribution from MRP Trust                             53,788           60,241
                                                              ----------      -----------
                                                                 327,392       (2,062,729)
                                                              ----------      -----------

                                                              $  745,090      ($1,688,149)
                                                              ==========      ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Cash dividends paid
          Dividends declared                                  $  119,548       $  116,921
          Issuance of common stock under the
              dividend reinvestment plan                         (11,502)
                                                              ----------      -----------

     Dividends paid                                           $  108,046       $  116,921
                                                              ==========       ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                                  JUNE 30, 2000
                                  -------------



(1)    BASIS OF PRESENTATION
       ---------------------
        (1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2000 and the results of its operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

        (2) Earnings per Share - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 597,238 in 2000 and 596,489 in 1999. The weighted average number of shares of common stock for computation of diluted earnings per common share was 606,472 in 2000 and 606,105 in 1999.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                      BUSINESS OF THE COMPANY AND THE BANK

CECIL BANCORP, INC.

     Cecil Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in July 1994 at the direction of the Board of Directors of Cecil Federal Savings Bank ("Cecil Federal") for the purpose of serving as a savings institution holding company of Cecil Federal upon the acquisition of all of the capital stock issued by Cecil Federal in its conversion from mutual to stock form (the "Conversion"). Substantially all of the Company's assets consist of the outstanding capital stock of Cecil Federal. On September 30, 1998, the Company completed its acquisition of Columbian Bank, a Federal Savings Bank ("Columbian") through the exchange of 1.7021 shares of Company Common Stock for each outstanding shares of Columbian Common Stock in a transaction valued at approximately $2.8 million. The Company holds all of the stock of Cecil Federal and Columbian and operates them as two separate savings institutions. Together, Cecil Federal and Columbian are referred to herein as the "Banks". The Company's principal business is the business of Cecil Federal and its wholly owned subsidiaries, and of Columbian. Therefore, most of the discussion in this report relates to the business of the Banks rather than the business of the Company.

     The company provides shareholders of record of at least 50 shares of the Company's common stock with a way to reinvest, at no cost, all or a portion of their regular cash dividends and to invest optional cash payments, subject to minimum and maximum purchase limitations, in additional shares of Company Common Stock. A Registration Statement and Prospectus on Form S-3 was filed on April 19, 2000 with the Securities and Exchange Commission which describes in more detail the terms of the plan.

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

         Cecil Financial Services also has an agreement with the Winstead Agency to offer a variety of property and casualty and automobile insurance products to the customers of Cecil Federal and Columbian. In addition, the Winstead Agency will be leasing an office in Columbian's new Route 40 office upon its completion.

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

     Cecil Financial, Inc. has partnered in this venture with UVEST Investment Services, a registered broker-dealer and member of both the National Association of Securities Dealers (NASD) and the Securities Investment Protection Corporation (SIPC).Headquartered in Charlotte, NC, UVEST has been providing bank-based investment services throughout the Southeast since 1982.

         Cecil Financial Services also has an agreement with the Winstead Agency to offer a variety of property and casualty and automobile insurance products to the customers of Cecil Federal and Columbian. In addition, the Winstead Agency will be leasing an office in Columbian's new Route 40 office upon its completion.

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

FINANCIAL CONDITION
-------------------

Comparison of financial condition at June 30, 2000 and December 31, 1999.

     The Company's total assets at June 30, 2000 increased $9,823,719 or 8.5% to $124,747,574 from $114,923,855 at December 31, 1999. The increase was primarily the result of an increase in loans receivable. Total liabilities increased
$9,441,578  or 9.1% to  $113,658,973  at June  30,  2000  from  $104,217,395  at
December 31, 1999. This increase was primarily the result of increased borrowings from the Federal Home Loan Bank of Atlanta to offset the decline in savings deposits and increased loan volumes. Stockholder's equity increased $382,141 or 3.6%.

     Cash  decreased  $1,610,233  or 65.3% to  $856,347  at June 30,  2000  from
$2,466,580 at December 31, 1999. Interest-bearing cash increased $1,374,241 or 39.1% to $4,889,742 at June 30, 2000 from $3,515,501 at December 31, 1999. The net decrease in cash was primarily due to a decrease in deposits and increase in loans receivable.

     Investments held to maturity decreased $975,352 or 17.8% to $4,504,405 at June 30, 2000 from $5,479,757 at December 31, 1999. Investments available for sale decreased $48,510 or 3.7% to $1,279,689 at June 30, 2000 from $1,328,199 at
December 31, 1999. Mortgage backed securities held to maturity decreased $129,978 or 12.1% to $941,145 at June 30, 2000 from $1,071,123 at December 31,
1999. Mortgage backed securities available for sale decreased $339,049 or 18.3% to $1,514,744 at June 30, 2000 from $1,853,793 at December 31, 1999. Investments have been decreasing as a result of investing excess cash in loans receivable rather than investment securities.

     Loans receivable increased $11,330,441 or 12.3% to $103,429,279 at June 30, 2000 from $92,098,838 at December 31, 1999. The increase in loans receivable was a result of

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



increased loan originations.

         Total savings deposits decreased $4,750,911 or 4.7% to $96,466,633 at June 30, 2000 from $101,217,544 at December 31, 1999. Decreases are attributable to conservative pricing of deposit rates. Escrows held for the payments of taxes and insurances increased $635,969 or 81.8% to $1,413,478 at June 30, 2000 from $777,509 at December 31, 1999. Increases are attributable to changes in the calculation of reserves on mortgage escrow accounts. Advances from the Federal Home Loan Bank of Atlanta increased $13,550,000 or 903.3% to $15,050,000 at June 30, 2000 from $1,500,000 at December 31, 1999. Increases were due to general funding needs.

RESULTS OF OPERATIONS
---------------------

Three  Months  Ended June 30, 2000 Net income for the three month  period  ended
----------------------------------
June 30, 2000 increased $22,900 or 11.7% to $219,081 as compared to net income for the same period in 1999 of $196,181. The annualized return on average assets and annualized return on average equity were 0.71% and 7.97% respectively, for the three-month period ended June 30, 2000. This compares to an annualized return on average assets and annualized return on average equity of 0.74% and 7.28% respectively, for the same period in 1999.

Net interest income, the Bank's primary source of income, increased 19.8%, or $183,526 for the three months ended June 30, 2000, over the same period in 1999. The weighted average yield on interest earning assets increased from 7.89% for the three months ended June 30, 1999 to 7.95% for the three months ended June 30, 2000. The weighted average rate paid on interest bearing liabilities decreased from 4.26% for the three months ended June 30, 1999 to 4.21% for the three months ended June 30, 2000.

Interest on loans receivable increased by $447,547 or 27.2%, from $1,644,863 for the three months ended June 30, 1999 to $2,092,410 for the three months ended June 30, 2000. The increase is attributable to an increase in the average balance outstanding. The weighted average yield increased from 8.14% for the three months ended June 30, 1999 to 8.17% for the three months ended June 30, 2000.

Interest on mortgage backed securities increased $6,223 or 18.6%, from $33,413 for the three months ended June 30, 1999 to $39,636 for the three months ended June 30, 2000. The increase is attributable to an increase in the average balance outstanding. Interest on investment securities decreased $235 or 0.2% from $95,807 for the three months ended June 30, 1999 to $95,572 for the three months ended June 30, 2000. The average outstanding balance decreased $2,262,714 for the three months ended June 30, 2000 over the three months ended June 30, 1999. The weighted average yield increased from 5.05% for the three months ended June 30, 1999 to 5.70% for the three months ended June 30, 2000.

Interest on other interest earning assets decreased $17,191, or 20.3% from $84,735 for the three months ended June 30, 1999 to $67,544 for the three months ended June 30, 2000. The average outstanding balance increased $1,749,677 for the three months ended June 30, 2000 over the three months ended June 30, 1999. The weighted average yield decreased from 8.62% for the three months ended June 30, 1999 to 6.28% for the three

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

months ended June 30, 2000. The average outstanding balance increased, which was offset by a decrease in the average yield.

Interest on savings deposits increased $135,227 or 15.0% from $900,874 for the three months ended June 30, 1999 to $1,036,101 for the three months ended June 30, 2000. The average balance outstanding increased $12,693,078 for the period noted above. The weighted average rate paid on deposits increased from 4.21% for the three months ended June 30, 1999 to 4.22% for the three months ended June 30, 2000. Interest expense paid on borrowings increased $117,591, or 384.1% from $30,612 for the three months ended June 30, 1999 to $148,203 for the three months ended June 30, 2000. The average balance outstanding increased $10,691,684 for the period noted above. The weighted average yield decreased from 5.07% for the three months ended June 30, 1999 from 4.52% for the three months ended June 30, 2000.

Noninterest income increased 101.3%, up $87,335 for the three months ended June 30, 1999, over the same period in 1999. Loan servicing fees increased 82.6%, up $8,869 for the three months ended June 30, 2000 over the same period in 1999. Checking account fees increased $24,682, or 51.8% Increases in this area can be primarily attributable to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers. Commission income increased $9,195 or 24.8% from $37,069 for the three months ended June 30, 1999 to $46,264 for the three months ended June 30, 2000. The increase is attributable to increased security and insurance products sales through the Bank's service corporation, Cecil Financial Services. Other income increased $17,475 or 841.4% for the period noted.

Noninterest expense increased 23.7%, up $163,035 for the three months ended June 30, 2000, over the same period in 1999. Compensation and benefits increased 15.9% for the three months ended June 30, 2000 over the same period in 1999. The increase can be attributed to the hiring of six additional employees from the Susquehanna Bancshares branch acquisitions, annual salary increases and medical premium increases. Occupancy expense increased $10,364, or 30.6% to $44,274 for the three months ended June 30, 2000 from $33,910 for the three months ended June 30, 1999. The increase is associated with the lease expense for the additional Big Elk Mall branch location acquired from Susquehanna Bancshares. Equipment and data processing expenses increased 35.3% for the three months ended June 30, 2000 over the same period in 1999 as the result of the Company's acquisition of the two Susquehanna Bancshares branches. The SAIF deposit premium decreased $6,629 or 31.0% for the three months ended June 30, 2000 over the same period in 1999. Non-interest expense was also increased by the amortization of goodwill associated with the purchase of the two Susquehanna Bancshares branches in the amount of $70,392. Other expenses remained stable between the two periods.

Income tax expense for the three-month period ended June 30, 2000 and 1999 was $132,517 and $106,591, respectively, which equates to effective rates of 37.7% and 35.2% respectively.

Six Months  Ended June 30, 2000 Net income for the  six-month  period ended June
-------------------------------
30, 2000 increased $43,118 or 11.5% to $417,698, compared to net income of $374,580 for the same period in 1999. The annualized return on average assets and annualized return on average equity were 0.69% and 7.65% respectively, for the six-month period ended June 30, 2000. This compares to an annualized return on average assets and annualized return on average equity of 0.74% and 7.28% respectively, for the same period in 1999.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net interest income, the Bank's primary source of income, increased 21.6% up $392,341 for the six months ended June 30, 2000, over the same period in 1999. The weighted average yield on interest earning assets decreased from 7.89% for the six months ended June 30, 1999 to 7.87% for the six months ended June 30, 2000. The weighted average rate paid on interest bearing liabilities decreased from 4.26% for the six months ended June 30, 1999 to 4.14% for the six months ended June 30, 2000.

Interest on loans receivable increased by $784,460 or 23.9%, from $3,278,199 for the six months ended June 30, 1999 to $4,062,659 for the six months ended June 30, 2000. The average balance outstanding increased $19,622,290. The weighted average yield decreased from 8.18% for the six months ended June 30, 1999 to 8.14% for the six months ended June 30, 2000.

Interest on mortgage backed securities increased $4,591 or 5.8%, from $79,702 for the six months ended June 30, 1999 to $84,293 for the six months ended June 30, 2000. The average outstanding balance increased $407,341 for the six months ended June 30, 2000 from the same period ended 1999, with the weighted average yield decreasing from 7.04% for the six months ended June 30, 1999 to 6.31% for the six months ended June 30, 2000. Interest on investment securities decreased $4,159 or 2.1% from $195,307 for the six months ended June 30, 1999 to $191,148 for the six months ended June 30, 2000. The average outstanding balance decreased $2,239,560 for the six months ended June 30, 2000 over the six months ended June 30, 1999. The weighted average yield increased from 5.11% for the six months ended June 30, 1999 to 5.66% for the six months ended June 30, 2000.

Interest on other interest earning assets decreased $39,423, or 23.4%, from $168,599 for the six months ended June 30, 1999 to $129,176 for the same period in 1999. The weighted average yield decreased from 7.96% for the six months ended June 30, 1999 to 6.31% for the six months ended June 30, 2000. The average outstanding balance increased $1,323,341 from $4,237,836 for the six months ended June 30, 1999 to $5,561,177 for the six months ended June 30, 2000.

Interest on savings deposits increased $217,853, or 11.8% from $1,834,195 for the six months ended June 30, 1999 to $2,061,048 for the six months ended June 30, 2000. The average balance outstanding increased $12,813,504 for the period noted above. The weighted average rate paid on deposits decreased from 4.27% for the six months ended June 30, 1999 to 4.16% for the six months ended June 30, 2000. Interest expense paid on borrowings increased $135,275, or 220.9% from $61,235 for the six months ended June 30, 1999 to $196,510 for the six months ended June 30, 2000. Increases are attributable to decreases in the weighted average cost of funds from 5.55% for the six months ended June 30, 1999 to 4.30% for the six months ended June 30, 2000, which were offset by an increase in the average balance outstanding from $2,208,333 for the six months ended June 30, 1999 to $9,140,824 for the six months ended June 30, 2000.

Noninterest income increased $144,184 or 88.4% to $307,228 for the six months ended June 30, 2000 from $163,044 for the same period in 1999. Loan servicing fees increased 55.7%, up $13,712 for the six months ended June 30, 2000 over the same period in 1999. Checking account fees increased $45,408, or 53.4%. Increases in this area can be primarily attributable to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers. Commission income increased $19,584, or 38.4% for the six months ended June 30, 2000 over the same period in 1999. The increase was the result of increased

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

sales of insurance and investments products. Other income increased $38,137 or 3448.2% for the period noted.

Noninterest expense increased $365,562 or 27.3% to $1,706,097 for the six-month period ended June 30, 2000 from $1,340,535 for the six months ended June 30, 1999. Compensation and benefits increased 22.3% or $156,071 for the six months ended June 30, 2000 over the same period in 1999. The increase can be attributed to the hiring of six additional employees from the Susquehanna Bancshares branch acquisitions, annual salary increases and medical premium increases. Occupancy expense increased $18,930, or 27.4% to $87,992 for the six months ended June 30, 2000 from $69,062 for the six months ended June 30, 1999. The increase is associated with the lease expense for the additional Big Elk Mall branch location acquired from Susquehanna Bancshares. Equipment and data processing expenses increased 34.7% for the six months ended June 30, 2000 over the same period in 1999 as the result of the Company's acquisition of the two Susquehanna Bancshares branches. The SAIF deposit premium decreased 12,917 or 30.2% for the six months ended June 30, 2000 over the same period in 1999. Non-interest expense was also increased by the amortization of goodwill associated with the purchase of the two Susquehanna Bancshares branches in the amount of $140,783. Other expenses remained stable between the two periods.

Income tax expense for the six-month period ended June 30, 2000 and 1999 was $256,151 and $220,306 which equates to effective rates of 38.0% and 37.0% respectively.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Nonperforming Assets and Problem Loans
---------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (i) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due;
(ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at June 30, 2000:

                                                 2000                 1999
                                              -----------         --------
Nonperforming loans:

Residential mortgage                         $  836,228           $  821,136
Consumer and other                              264,041              128,147


Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                              379,056              254,994
                                            -----------           ----------
Total Nonperforming Assets                   $1,479,325           $1,204,277
                                            ===========           ==========


Residential mortgages classified consisted of 14 loans with balances ranging from $5,000 to $148,000. Classified consumer loans consisted of 19 loans with balances ranging from $1,000 to $31,000 as of June 30, 2000.

The provision for losses on loans is determined based on management's review of the loan portfolio and analysis of borrower's ability to repay, past collection experience, and risk characteristics.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CAPITAL ADEQUACY
----------------

The Company Capital  adequacy refers to the level of capital required to sustain
-----------
asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The  Banks'  The  Office  of Thrift  Supervision  ("OTS"),  which is the  banks'
----------
principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at June 30, 2000:

CECIL FEDERAL SAVINGS BANK

                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
Available capital                  $6,259           $6,259           $6,502
Required capital                    1,390            3,708            5,316
                                   ------           ------           ------
Excess                             $4,869           $2,551           $1,186
                                   ======           ======           ======


Available capital                   6.75%            6.75%             9.79%
Required capital                    1.50%            4.00%             8.00%
                                  -------          -------          --------
Excess                              5.25%            2.75%             1.79%
                                  =======          =======           =======

COLUMBIAN BANK, F.S.B.


                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
Available capital                  $2,191           $2,191           $2,327
Required capital                      433            1,181            1,299
                                   ------           ------           ------
Excess                             $1,748           $1,010           $1,028
                                   ======           ======           ======


Available capital                   7.42%            7.42%            14.33%
Required capital                    1.50%            4.00%             8.00%
                                  -------           ------           -------
Excess                              5.92%            3.42%             6.33%
                                  =======           ======           =======

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


                                  Tangible           Core          Risk-Based
-----------------------------------------------------------------------------
Well capitalized                    5+%              6+%             10+%
Adequately capitalized            4%-4.99%         4%-5.99%        8%-9.99%
Undercapitalized                  3%-3.99%         3%-3.99%        6%-7.99%
Significantly undercapitalized    2%-2.99%         2%-2.99%        0%-5.99%
Critically undercapitalized       0%-1.99%           -               -
-----------------------------------------------------------------------------

On June 30, 2000, the Banks' capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks' to pay lower deposit insurance premiums.

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

         Item 2.  Changes in Securities -
                               Not Applicable

         Item 3.  Defaults Upon Senior Securities -
                               Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                               Not Applicable

         Item 5.  Other Information -
                               Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -
                               No reports on Form 8-K were filed during the three months ended June 30, 2000

                       CECIL BANCORP INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                          CECIL BANCORP, INC.




Date:      August 7, 2000                 By: /s/  Mary Beyer Halsey
     ------------------------------           ------------------------
                                              Mary Beyer Halsey
                                              President
                                              Chief Executive Officer