Form 10QSB
period 2000-09-30
CECIL BANCORP INC
filed 2000-11-14
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 ------------------------------------------------------------------------------

                                   FORM 10-QSB

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30,2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE EXCHANGE ACT

For the transition period from __________ to _____________.


                         Commission File Number: 0-24926
                                                 -------

                               CECIL BANCORP, INC.
                           ---------------------------
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

                                    Yes   X     No
                                        ------     ------




                  Number of shares outstanding of common stock
                            as of September 30, 2000

$0.01 par value common stock                              620,367  shares
----------------------------                            --------------------
        Class                                                  Outstanding

CECIL BANCORP INC., AND SUBSIDIARIES

CONTENTS

                                                                       PAGE
PART I.    FINANCIAL INFORMATION                                       ----

   ITEM 1.  Financial Statements (unaudited)

       Consolidated Condensed Statements of Financial
       Condition - September 30, 2000 and  December 31, 1999            3-4

       Consolidated Condensed Statements of Income and
       Comprehensive Income for Three Months Ended
             September 30, 2000 and 1999                                5-6

       Consolidated Condensed Statements of Cash Flows for Three
       Months Ended September 30, 2000 and September 30, 1999           7-8

       Notes to Consolidated Condensed Financial Statements             9


   ITEM 2.  Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                   10-20

PART II.    OTHER INFORMATION                                           21

       Signature                                                        22

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                     ASSETS
                                     ------

                                                     September 30,  December 31,
                                                         2000          1999
                                                     ------------   ------------
                                                     (Unaudited)

Cash                                                 $  1,069,849   $  2,466,580
Cash - Interest bearing                                 4,174,407      3,515,501
Federal funds sold                                                        50,000
Investment securities
     Securities held-to-maturity, at cost               4,505,629      5,479,757
     Securities available-for-sale at estimated
        market value                                    1,229,237      1,328,199
Mortgage-backed securities
     Securities held-to-maturity, at cost                 887,878      1,071,123
     Securities available-for-sale at estimated
         market value                                   1,419,762      1,853,793
Loans receivable, net                                 103,291,697     92,098,839
Real estate owned                                         254,994        371,178
Office properties, equipment and leasehold
     improvements at cost, less accumulated
     depreciation and amortization                      2,508,078      2,008,791
Stock in Federal Home Loan Bank of
     Atlanta - at cost                                    905,000        657,800
Accrued interest receivable                               802,831        618,702
Mortgage servicing rights                                  90,283         98,575
Prepaid expenses                                          132,188        145,243
Deferred taxes                                            318,263        257,337
Goodwill, less accumulated amortization                 2,534,103      2,745,278
Other assets                                               25,585        157,159
                                                     ------------   ------------

         TOTAL ASSETS                                $124,149,784   $114,923,855
                                                     ============   ============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                  September 30,      December 31,
                                                                       2000              1999
                                                                  -------------     -------------
                                                                   (Unaudited)
LIABILITIES
     Savings deposits                                             $  95,845,822     $ 101,217,544
     Advance payments by borrowers for
         property taxes and insurance                                   574,379           777,509
     Employee stock ownership debt                                      192,540           192,540
     Other liabilities                                                  597,497           529,802
     Advances from Federal Home Loan Bank
         of Atlanta                                                  15,700,000         1,500,000
                                                                  -------------     -------------

         TOTAL LIABILITIES                                          112,910,238       104,217,395
                                                                  -------------     -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value
         Authorized:  4,000,000 shares
         Issued and outstanding: 620,367 shares
              at September 30, 2000 and 615,742 shares
              at December 31, 1999                                        6,204             6,158
     Additional paid in capital                                       4,986,460         4,898,025
     Employee stock ownership debt                                     (192,540)         (192,540)
     Deferred compensation - Management
         Recognition Plan                                               (22,565)          (45,383)
     Retained earnings, substantially
         restricted                                                   6,479,785         6,063,589
     Accumulated other comprehensive income                             (17,798)          (23,389)
                                                                  -------------     -------------

         TOTAL STOCKHOLDERS' EQUITY                                  11,239,546        10,706,460
                                                                  -------------     -------------

         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                $ 124,149,784     $ 114,923,855
                                                                  =============     =============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------


                                                                  Quarter Ended                         Nine Months Ended
                                                                   September 30,                           September 30,
                                                          ------------------------------         --------------------------------
                                                             2000                1999               2000                  1999
                                                          ----------          ----------         ----------            ----------
                                                          (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
INTEREST INCOME
     Loans receivable                                     $2,187,425          $1,669,432         $6,250,084            $4,947,631
     Mortgage-backed securities                               37,923              28,951            122,216               108,654
     Investment securities                                    84,010              93,702            275,157               289,009
     Other interest-earning assets                            82,162              68,903            211,338               237,502
                                                          ----------          ----------         ----------            ----------
         Total interest income                             2,391,520           1,860,988          6,858,795             5,582,796
                                                          ----------          ----------         ----------            ----------

INTEREST EXPENSE
     Interest expense on deposits                          1,046,172             900,192          3,107,220             2,743,388
     Borrowing                                               267,345              70,325            463,855               131,560
                                                          ----------          ----------         ----------            ----------
         Total interest expense                            1,313,517             970,517          3,571,075             2,874,948
                                                          ----------          ----------         ----------            ----------


         Net interest income                               1,078,003             890,471          3,287,720             2,707,848
     Provision for loan losses                                86,500              22,500            223,500                67,500
                                                          ----------          ----------         ----------            ----------
         Net interest income after
              provision for loan losses                      991,503             867,971          3,064,220             2,640,348
                                                          ----------          ----------         ----------            ----------

NONINTEREST INCOME
     Loan service charges                                     22,214              13,945             60,542                38,561
     Dividends on FHLB stock                                  15,816              12,183             44,435                37,261
     Gain on sale of loans                                                                                                 23,971
     Unrealized loss on loans
         held for sale                                                            47,773
     Commission income                                        21,522              26,222             92,116                77,234
     Checking account fees                                    72,814              49,689            203,257               134,723
     Other                                                    48,249              33,710            126,591                59,661
                                                          ----------          ----------         ----------            ----------
         Total noninterest income                            180,615             183,522            526,941               371,411
                                                          ----------          ----------         ----------            ----------

NONINTEREST EXPENSE
     Compensation and benefits                               444,434             360,421          1,299,276             1,059,192
     Occupancy                                                44,342              33,769            132,334               102,832
     Equipment and data processing
         expense                                             103,958              87,805            319,871               248,125
     SAIF deposit insurance premium                           20,617              21,274             50,418                63,992
     Amortization of goodwill                                 70,392                                211,175
     Other                                                   200,779             220,983            616,643               615,491
                                                          ----------          ----------         ----------            ----------
         Total noninterest expense                           884,522             724,252          2,629,717             2,089,632
                                                          ----------          ----------         ----------            ----------
         Income before income taxes                          287,596             327,241            961,444               922,127
                                                          ----------          ----------         ----------            ----------

INCOME TAXES
     Current                                                 119,174             101,818            430,138               376,574
     Deferred                                                 (9,632)             (1,302)           (64,445)              (55,752)
                                                          ----------          ----------         ----------            ----------
         Total income taxes                                  109,542             100,516            365,693               320,822
                                                          ----------          ----------         ----------            ----------

NET INCOME                                                $  178,054          $  226,725         $  595,751            $  601,305
                                                          ==========          ==========         ==========            ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                   (Continued)


                                                                   Quarter Ended                       Nine Months Ended
                                                                    September 30,                           September 30,
                                                          ------------------------------         --------------------------------
                                                             2000                1999               2000                  1999
                                                          ----------          ----------         ----------            ----------
                                                          (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
NET INCOME                                                $  178,054          $  226,725         $  595,751            $  601,305

OTHER COMPREHENSIVE INCOME
     Unrealized gains (losses) on
         investment securities,
         net of deferred taxes                                 8,355              (2,260)             5,591                (2,582)
                                                          ----------          ----------         ----------            ----------

TOTAL COMPREHENSIVE INCOME                                $  186,409          $  224,465         $  601,342            $  578,723
                                                          ==========          ==========         ==========            ==========




Earnings per common share and
     common share equivalent                              $     0.35          $     0.39         $     1.00            $     1.03
                                                          ==========          ==========         ==========            ==========

Earnings per common share -
     assuming full dilution                               $     0.34          $     0.38         $     0.98            $     1.01
                                                          ==========          ==========         ==========            ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                              Nine Months Ended
                                                                                                  September 30,
                                                                                     -------------------------------------
                                                                                          2000                    1999
                                                                                     ------------             ------------
                                                                                      (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Interest and fees received on loans and
         investments                                                                 $  7,162,990             $  5,851,338
     Cash paid to suppliers and employees                                              (1,953,208)              (2,106,873)
     Proceeds from sale of loans                                                                                 1,149,335
     Origination of loans held for sale                                                                         (3,220,300)
     Interest paid                                                                     (3,571,075)              (2,874,948)
     Income taxes paid                                                                   (512,841)                (501,899)
                                                                                     ------------             ------------
         NET CASH PROVIDED (USED) BY OPERATING
              ACTIVITIES                                                                1,125,866               (1,703,347)
                                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale and maturities of investment
         securities                                                                     2,140,684                4,500,000
     Proceeds from maturities of mortgage-backed
         securities                                                                       603,669                1,116,829
     Purchases of investment securities                                                  (997,969)             (14,546,773)
     Loans originated                                                                 (32,487,038)             (29,441,413)
     Principal collected on loans                                                      21,070,680               21,148,652
     Purchases of office properties, equipment and
         leasehold improvements                                                          (615,805)                (146,988)
     Proceeds from sales of real estate owned                                             223,746                   23,425
     Purchase of real estate owned                                                       (107,562)                 (90,677)
     Proceeds from sale of stock in Federal Home
         Loan Bank of Atlanta                                                                                       27,700
     Purchase of stock in Federal Home Loan
         Bank of Atlanta                                                                 (247,200)                 (13,200)
                                                                                     ------------             ------------
         NET CASH USED BY INVESTING ACTIVITIES                                        (10,416,795)             (17,422,445)
                                                                                     ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, NOW
         accounts, and savings accounts                                                 5,035,998               22,605,738
     Proceeds from sales of certificates                                               16,429,075                9,845,821
     Payments of maturing certificates of deposits                                    (26,836,795)             (36,535,463)
     Branch acquisition                                                                                         18,417,620
     Decrease in advance payments by borrowers for
         property taxes and insurance                                                    (203,130)                (341,748)
     Proceeds from issuance of common stock                                                47,300                   65,440
     Advances from Federal Home Loan Bank of Atlanta                                   14,200,000
     Dividends paid                                                                      (154,810)                (175,852)
     Funding of MRP Trust                                                                 (14,534)
                                                                                     ------------             ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                      8,503,104               13,881,556
                                                                                     ------------             ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (787,825)              (5,244,236)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                                                6,032,081               10,062,190
                                                                                     ------------             ------------
     END OF PERIOD                                                                   $  5,244,256             $  4,817,954
                                                                                     ============             ============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Continued)




                                                                      Nine Months Ended
                                                                          September 30,
                                                                 -------------------------------
                                                                     2000                1999
                                                                 ----------           ----------
                                                                 (Unaudited)          (Unaudited)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
     (USED) BY OPERATING ACTIVITIES

Net Income                                                       $  595,751           $  601,305

Adjustments to  reconcile  net income to net
     cash  provided  (used) by operating
     activities:
         Amortization of goodwill                                   211,175
         Depreciation                                               116,519               99,033
         Provision for loan losses                                  223,500               67,500
         Amortization of investment security
            premiums (discounts)                                    (14,430)              16,506
         Stock dividends                                            (32,479)             (22,612)
         Increase in accrued interest receivable                   (184,129)             (59,129)
         Increase in deferred taxes                                 (64,445)             (55,752)
         Decrease in mortgage servicing rights                        8,292               26,643
         (Increase) decrease in prepaid expenses                     13,055             (104,753)
         (Increase) decrease in other assets                        131,574             (137,038)
         Increase (decrease) in other liabilities                    67,695             (100,355)
         Increase in loans held for sale                                              (2,094,936)
         Distribution from MRP Trust                                 53,788               60,241
                                                                 ----------           ----------

                                                                    530,115           (2,304,652)
                                                                 ----------           ----------

                                                                 $1,125,866          ($1,703,347)
                                                                 ==========           ==========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Cash received in branch acquisition
         Assumption of savings deposits liabilities             $                   $ 22,176,092
         Loans receivable obtained                                                       (71,690)
         Office properties, equipment, and leasehold
              Improvements obtained                                                     (871,113)
         Goodwill obtained                                                            (2,815,669)
                                                                -----------          -----------

     Net cash received in branch acquisition                    $                    $18,417,620
                                                                ===========          ===========

     Cash dividends paid
         Dividends declared                                     $   179,555          $   175,852
         Issuance of common stock under the dividend
              reinvestment plan                                     (24,745)
                                                                -----------          -----------

     Dividends paid                                             $   154,810          $   175,852
                                                                ===========          ===========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

                               SEPTEMBER 30, 2000
                               ------------------




(1)   BASIS OF PRESENTATION
      ---------------------

      (1) In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2000 and the results of its operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


      (2) Earnings per Share - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The weighted average number of shares of common stock outstanding was 598,155 in 2000 and 585,499 in 1999. The weighted average number of shares of common stock for computation of diluted earnings per common share was 606,572 in 2000 and 596,439 in 1999.

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

      Cecil Financial Services also has an agreement with the Winstead Agency to offer a variety of property and casualty and automobile insurance products to the customers of Cecil Federal and Columbian. In addition, the Winstead Agency is leasing an office in Columbian's new Route 40 office.

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

      Columbian's main office is located at 303-307 St. John Street, Havre de Grace, Maryland, and its phone number is (410) 939-2313. Columbian also opened its first branch on Route 40 in Havre de Grace in the third quarter.

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

      Cecil Financial Services also has an agreement with the Winstead Agency to offer a variety of property and casualty and automobile insurance products to the customers of Cecil Federal and Columbian. In addition, the Winstead Agency will be leasing an office in Columbian's new Route 40 office.

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


FINANCIAL CONDITION
-------------------

Comparison of financial condition at September 30, 2000 and December 31, 1999.

      The Company's total assets at September 30, 2000 increased $9,225,929 or 8.0% to $124,149,784 from $114,923,855 at December 31, 1999. The increase was primarily the result of an increase in loans receivable. Total liabilities increased $8,692,843 or 8.3% to $112,910,238 at September 30, 2000 from
$104,217,395 at December 31, 1999. This increase was primarily the result of increased borrowings from the Federal Home Loan Bank of Atlanta to offset the decline in savings deposits and increased loan volumes. Stockholder's equity increased $533,086 or 5.0%.

      Cash  decreased  $1,396,731  or 56.6% to  $1,069,849 at September 30, 2000
from $2,466,580 at December 31, 1999. Interest-bearing cash increased $658,906 or 18.7% to $4,174,407 at September 30, 2000 from $3,515,501 at December 31,
1999. The net decrease in cash was primarily due to a decrease in deposits and increase in loans receivable.

      Investments held to maturity decreased $974,128 or 17.8% to $4,505,629 at September 30, 2000 from $5,479,757 at December 31, 1999. Investments available for sale decreased $98,962 or 7.5% to $1,229,237 at September 30, 2000 from $1,328,199 at December 31, 1999. Mortgage backed securities held to maturity decreased $183,245 or 17.1% to $887,878 at September 30, 2000 from $1,071,123 at
December 31, 1999. Mortgage backed securities available for sale decreased $434,031 or 23.4% to $1,419,762 at September 30, 2000 from $1,853,793 at
December 31, 1999. Investments have been decreasing as a result of investing excess cash in loans receivable rather than investment securities.

      Loans receivable increased $11,192,859 or 12.2% to $103,291,697 at September 30, 2000 from $92,098,838 at December 31, 1999. The increase in loans receivable was a result

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




of increased loan originations.

      Total savings deposits decreased $5,371,722 or 5.3% to $95,845,822 at September 30, 2000 from $101,217,544 at December 31, 1999. Decreases are attributable to conservative pricing of deposit rates. Escrows held for the payments of taxes and insurances decreased $203,130 or 26.1% to $574,379 at September 30, 2000 from $777,509 at December 31, 1999. Decreases are attributable to payments of real estate taxes from the mortgage escrow accounts. Advances from the Federal Home Loan Bank of Atlanta increased $14,200,000 or 946.7% to $15,700,000 at September 30, 2000 from $1,500,000 at December 31,
1999. Increases were due to increases in loan receivables along with a decline in savings deposits.

RESULTS OF OPERATIONS
---------------------

Three  Months  Ended  September  30, 2000 Net income for the three month  period
-----------------------------------------
ended September 30, 2000 decreased $48,671 or 21.5% to $178,054 as compared to net income for the same period in 1999 of $226,725. The annualized return on average assets and annualized return on average equity were 0.57% and 6.35% respectively, for the three-month period ended September 30, 2000. This compares to an annualized return on average assets and annualized return on average equity of 0.89% and 9.04% respectively, for the same period in 1999.

Net interest income, the Bank's primary source of income, increased 21.1%, or $187,532 for the three months ended September 30, 2000, over the same period in 1999. The weighted average yield on interest earning assets increased from 7.56% for the three months ended September 30, 1999 to 8.23% for the three months ended September 30, 2000. The weighted average rate paid on interest bearing liabilities increased from 4.25% for the three months ended September 30, 1999 to 4.67% for the three months ended September 30, 2000.

Total net interest income after provisions for loan losses increased 14.2% or 123,532 over the same period in 1999. Loan loss reserves have increased $64,000, or 284.4% over the same period in 1999. Management has determined that reserves need to increase as a direct result of the increase in loans receivable.

Interest on loans receivable increased by $517,993 or 31.0%, from $1,669,432 for the three months ended September 30, 1999 to $2,187,425 for the three months ended September 30, 2000. The increase is attributable to an increase in the average balance outstanding and an increase in the weighted average yield. The weighted average yield increased from 7.83% for the three months ended September 30, 1999 to 8.45% for the three months ended September 30, 2000.

Interest on mortgage backed securities increased $8,972 or 31.0%, from $28,951 for the three months ended September 30, 1999 to $37,923 for the three months ended September 30, 2000. The increase is attributable to an increase in the average balance outstanding. Interest on investment securities decreased $9,692 or 10.3% from $93,702 for the three months ended September 30, 1999 to $84,010 for the three months ended September 30, 2000. The average outstanding balance decreased $310,831 for the three months ended September 30, 2000 over the three months ended September 30, 1999. The weighted average yield increased from 5.18% for the three months ended September 30, 1999 to 5.78% for the three months ended September 30, 2000.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest on other interest earning assets increased $13,259, or 19.2% from $68,903 for the three months ended September 30, 1999 to $82,162 for the three months ended September 30, 2000. The average outstanding balance increased $375,627 for the three months ended September 30, 2000 over the three months ended September 30, 1999. The weighted average yield increased from 6.85% for the three months ended September 30, 1999 to 7.47% for the three months ended September 30, 2000.

Interest on savings deposits increased $145,980 or 16.2% from $900,192 for the three months ended September 30, 1999 to $1,046,172 for the three months ended September 30, 2000. The average balance outstanding increased $3,596,209 for the period noted above. The weighted average rate paid on deposits increased from 4.17% for the three months ended September 30, 1999 to 4.37% for the three months ended September 30, 2000. Interest expense paid on borrowings increased $197,020, or 280.2% from $70,325 for the three months ended September 30, 1999 to $267,345 for the three months ended September 30, 2000. The average balance outstanding increased $11,473,407 for the period noted above. The weighted average yield increased from 5.97% for the three months ended September 30, 1999 from 6.61% for the three months ended September 30, 2000.

Noninterest income decreased 1.6%, down $2,907 for the three months ended September 30, 1999, over the same period in 1999. Loan servicing fees increased 59.3%, up $8,269 for the three months ended September 30, 2000 over the same period in 1999. The Bank recognized recovery of loss on loans held for sale of $47,773 during the three months ended September 30, 1999, which did not occur during the 2000 quarter. This recovery was the result of reclassifying loans held for sale to loans held to maturity. Checking account fees increased $23,125, or 46.5% Increases in this area can be primarily attributable to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers. Commission income decreased $4,700 or 17.9% from $26,222 for the three months ended September 30, 1999 to $21,522 for the three months ended
September 30, 2000. The decrease is attributable to decreased security and insurance products sales through the Bank's service corporation, Cecil Financial Services. Other income increased $14,539 or 43.1% for the period noted.

Noninterest expense increased 22.1%, up $160,270 for the three months ended September 30, 2000, over the same period in 1999. Compensation and benefits increased 23.3% for the three months ended September 30, 2000 over the same period in 1999. The increase can be attributed to the hiring of six additional employees from the Susquehanna Bancshares branch acquisitions, annual salary increases and medical premium increases. Occupancy expense increased $10,573, or 31.3% to $44,342 for the three months ended September 30, 2000 from $33,769 for the three months ended September 30, 1999. The increase is associated with the lease expense for the additional Big Elk Mall branch location acquired from Susquehanna Bancshares. Equipment and data processing expenses increased 18.4% for the three months ended September 30, 2000 over the same period in 1999 as the result of the Company's acquisition of the two Susquehanna Bancshares branches. The SAIF deposit premium remained stable for the three months ended September 30, 2000 in comparison with the same period in 1999. Non-interest expense was also increased by the amortization of goodwill associated with the purchase of the two Susquehanna Bancshares branches in the amount of $70,392. Other expenses remained stable between the two periods.

Income tax expense for the three-month period ended September 30, 2000 and 1999 was $109,542 and $100,516, respectively, which equates to effective rates of 38.1% and 30.7% respectively.

Nine months Ended  September 30, 2000 Net income for the six-month  period ended
-------------------------------------
September

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

30, 2000 decreased $5,554 or 0.9% to $595,751, compared to net income of $601,305 for the same period in 1999. The decrease is primarily attributable to increases in loan loss reserves. The annualized return on average assets and annualized return on average equity were 0.65% and 7.21% respectively, for the six-month period ended September 30, 2000. This compares to an annualized return on average assets and annualized return on average equity of 0.78% and 7.72% respectively, for the same period in 1999.

Net interest income, the Bank's primary source of income, increased 21.4% up $579,872 for the nine months ended September 30, 2000, over the same period in 1999. The weighted average yield on interest earning assets increased from 7.67% for the nine months ended September 30, 1999 to 7.98% for the nine months ended September 30, 2000. The weighted average rate paid on interest bearing liabilities increased from 4.26% for the nine months ended September 30, 1999 to 4.32% for the nine months ended September 30, 2000.

Total net interest income after provisions for loan losses increased 16.1% or 423,872 over the same period in 1999. Loan loss reserves have increased $156,000, or 231.1% over the same period in 1999. Management has determined that reserves need to increase as a direct result of the increase in loans receivable.

Interest on loans receivable increased by $1,302,453 or 26.3%, from $4,947,631 for the nine months ended September 30, 1999 to $6,250,084 for the nine months ended September 30, 2000. The average balance outstanding increased $9,741,073. The weighted average yield increased from 8.06% for the nine months ended September 30, 1999 to 8.25% for the nine months ended September 30, 2000.

Interest on mortgage backed securities increased $13,562 or 12.5%, from $108,654 for the nine months ended September 30, 1999 to $122,216 for the nine months ended September 30, 2000. The average outstanding balance increased $566,490, or 25.9%, from $2,187,700 for the nine months ended September 30, 1999 to $2,754,190 for the nine months ended September 30, 2000. The weighted average yield decreased from 6.62% for the nine months ended September 30, 1999 to 5.92% for the nine months ended September 30, 2000.

Interest on investment securities decreased $13,562 or 4.8% from $289,009 for the nine months ended September 30, 1999 to $275,157 for the nine months ended September 30, 2000. The average outstanding balance decreased $380,455 for the nine months ended September 30, 2000 over the nine months ended September 30, 1999. The weighted average yield increased from 4.71% for the nine months ended September 30, 1999 to 5.74% for the nine months ended September 30, 2000.

Interest on other interest earning assets decreased $26,164, or 11.0%, from $237,502 for the nine months ended September 30, 1999 to $211,338 for the same period in 1999. The weighted average yield decreased from 6.54% for the nine months ended September 30, 1999 to 6.31% for the nine months ended September 30, 2000. The average outstanding balance decreased $428,601 from $4,845,641 for the nine months ended September 30, 1999 to $4,417,040 for the nine months ended September 30, 2000.

Interest on savings deposits increased $363,832, or 13.3% from $2,743,388 for the nine months ended September 30, 1999 to $3,107,220 for the nine months ended September 30, 2000. The average balance outstanding increased $9,741,073 for the period noted above. The weighted average rate paid on deposits decreased from 4.24% for the nine months ended September 30, 1999 to 4.23% for the nine months ended September 30, 2000. Interest expense paid on borrowings increased $332,295, or 252.6% from $131,560 for the nine months

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ended September 30, 1999 to $463,855 for the nine months ended September 30, 2000. Increases are attributable to decreases in the weighted average cost of funds from 5.91% for the nine months ended September 30, 1999 to 5.38% for the nine months ended September 30, 2000, which were offset by an increase in the average balance outstanding from $2,967,003 for the nine months ended September 30, 1999 to $11,489,434 for the nine months ended September 30, 2000.

Noninterest income increased $155,530 or 41.9% to $526,941 for the nine months ended September 30, 2000 from $371,411 for the same period in 1999. Loan servicing fees increased 57.0%, up $21,981 for the nine months ended September 30, 2000 over the same period in 1999. Checking account fees increased $68,534, or 50.9%. Increases in this area can be primarily attributable to increased service charges, as a result of increased charges on demand deposits, and the activity of three ATM machines, which are primarily used by non-customers. Commission income increased $14,882, or 19.3% for the nine months ended September 30, 2000 over the same period in 1999. The increase was the result of increased sales of insurance and investments products. Other income increased $66,930 or 112.2% for the period noted. The increase is due to reclassification of ATM fee income from a net expense account classification to separate income and expense classifications.

Noninterest expense increased $540,085 or 25.8% to $2,629,717 for the nine-month period ended September 30, 2000 from $2,089,632 for the nine months ended September 30, 1999. Compensation and benefits increased 22.7% or $240,084 for the nine months ended September 30, 2000 over the same period in 1999. The increase can be attributed to the hiring of six additional employees from the Susquehanna Bancshares branch acquisitions, annual salary increases and medical premium increases. Occupancy expense increased $29,502, or 28.9% to $132,334 for the nine months ended September 30, 2000 from $102,832 for the nine months ended September 30, 1999. The increase is associated with the lease expense for the additional Big Elk Mall branch location acquired from Susquehanna Bancshares. Equipment and data processing expenses increased 28.9% for the nine months ended September 30, 2000 over the same period in 1999 as the result of the Company's acquisition of the two Susquehanna Bancshares branches. The SAIF deposit premium decreased 13,574 or 21.2% for the nine months ended September 30, 2000 over the same period in 1999. Non-interest expense was also increased by the amortization of goodwill associated with the purchase of the two Susquehanna Bancshares branches in the amount of $211,175. Other expenses remained stable between the two periods.

Income tax expense for the six-month period ended September 30, 2000 and 1999 was $365,693 and $320,822 which equates to effective rates of 38.0% and 34.8% respectively.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED




Nonperforming Assets and Problem Loans
--------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (i) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due;
(ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at September 30, 2000:

                                                 2000                 1999
                                              -----------         --------
Nonperforming loans:

Residential mortgage                         $  644,446          $  796,492
Consumer and other                              200,294             198,884


Assets acquired in settlement of loans:
Real estate held for development and sale
Real estate held for investment and sale
Repossessed assets                              254,994             254,994
                                             ----------          ----------
Total Nonperforming Assets                   $1,099,734          $1,250,370
                                             ==========          ==========


Residential mortgages classified consisted of 13 loans with balances ranging from $1,000 to $148,000. Classified consumer loans consisted of 23 loans with balances ranging from $1,000 to $31,000 as of September 30, 2000.

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

The  Banks'  The  Office  of Thrift  Supervision  ("OTS"),  which is the  banks'
-----------
principle regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at September 30, 2000:

CECIL FEDERAL SAVINGS BANK

                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
Available capital                  $6,530           $6,530           $6,761
Required capital                    1,376            3,670            5,472
                                   ------           ------           ------
Excess                             $5,154           $2,860           $1,289
                                   ======           ======           ======


Available capital                   7.12%            7.12%             9.88%
Required capital                    1.50%            4.00%             8.00%
                                   ------           ------           -------
Excess                              5.62%            3.12%             1.88%
                                   ======           ======           =======




COLUMBIAN BANK, F.S.B.


                                  Tangible           Core          Risk Based
-----------------------------------------------------------------------------
Available capital                  $2,082           $2,082           $2,218
Required capital                      448            1,196            1,329
                                   ------           ------           ------
Excess                             $1,634           $  886           $  889
                                   ======           ======           ======


Available capital                   6.96%            6.96%            13.35%
Required capital                    1.50%            4.00%             8.00%
                                  -------           ------           -------
Excess                              5.46%            2.96%             5.35%
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


                                  Tangible           Core          Risk-Based
-----------------------------------------------------------------------------
Well capitalized                       5+%              6+%            10+%
Adequately capitalized            4%-4.99%         4%-5.99%        8%-9.99%
Undercapitalized                  3%-3.99%         3%-3.99%        6%-7.99%
Significantly undercapitalized    2%-2.99%         2%-2.99%        0%-5.99%
Critically undercapitalized       0%-1.99%              --              --
-----------------------------------------------------------------------------

On September 30, 2000, the Banks' capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks' to pay lower deposit insurance premiums.

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

         Item 1.  Legal Proceedings -
                               Not Applicable

         Item 2.  Changes in Securities -
                               Not Applicable

         Item 3.  Defaults Upon Senior Securities -
                               Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                               Not Applicable
         Item 5.  Other Information -
                               Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -
                               No reports on Form 8-K were filed during the three months ended September 30, 2000

                       CECIL BANCORP INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              CECIL BANCORP, INC.




Date: November 15, 2000                    By: /s/  Mary Beyer Halsey
      -----------------------------            -------------------------------
                                               Mary Beyer Halsey
                                               President
                                               Chief Executive Officer