Form 10KSB
period 2000-12-31
CECIL BANCORP INC
filed 2001-04-02
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File Number: 0-24926

                               CECIL BANCORP, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

        Maryland                                                 52-1883546
-------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 127 North Street, Elkton, Maryland                               21921-5547
----------------------------------------                          ----------
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
 Yes   X       No
     -----        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $9,936,544

As of March 20, 2001, the registrant had 624,020 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $8,018,536 based on the closing sale price of $19.50 per share of the Registrant's Common Stock on March 20, 2001. For purposes of this calculation, it is assumed that the 212,813 shares held by directors and officers of the Registrant, are shares held by affiliates.

Transitional small business disclosure format (check one):  Yes       No   X
                                                               -----     -----

                       DOCUMENT INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the year ended December 31, 2000 (the "Annual Report"). (Parts I and II).

     2. Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

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

     Cecil Federal's business strategy is to operate as an independent community-oriented savings bank dedicated to residential mortgage lending, and, to a lesser extent, construction and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) emphasizing residential mortgage lending through the origination of adjustable-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) reducing interest rate risk exposure by better matching asset and liability maturities and rates; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status combined with moderate growth.

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

     Columbian's executive offices are located at 303-307 St. John Street, Havre de Grace, Maryland 21078, and its main telephone number is (410) 939-2313. Columbian opened a full service branch office located on Route 40 in Havre de Grace in September of 2000.

RECENT EVENTS

     On March 13, 2001, the Board of Directors of Cecil Bancorp, Inc. announced the Company's intention to merge Columbian into Cecil Federal so that the Company would have only one subsidiary bank, Cecil Federal. It is expected that this would reduce the Company's operating expenses, thereby having a positive impact on net income. The merger of Columbian into Cecil Federal is expected to be completed in the second quarter of 2001.

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

     Cecil Federal attracts deposits through three full service offices in Cecil County, Maryland each with drive-through facilities. Cecil Federal's main office in Elkton has served as Cecil Federal's largest single source of deposits. Elkton is the County seat and has a population of 11,893. Elkton is a center for commerce and industry, education and health care for the County. Cecil Federal's full service branches are located in the Big Elk Mall in Elkton and North East Shopping Plaza in North East. North East has a population of 2,248 and is geographically located in the center of Cecil County. The population of Cecil County was 85,961 as of the 2000 census.

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

     COLUMBIAN. Columbian's home office is in Havre de Grace, Maryland, which is in Harford County. A new full service branch office on Route 40 in Havre de Grace opened in September of 2000. Harford County, in northeastern Maryland, is 23 miles from Baltimore and 20 miles from Wilmington, Delaware. Bel Air,
Maryland, the county seat, is 80 miles from Philadelphia. Harford County is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County's major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private employers in Harford County are Upper Chesapeake Health Systems, Inc., Bata Shoe Co., Clorox Co., Constar/Crown, Cork and Seal, Cy-tec Industries, Frito-Lay, Inc., GAP Stores, Mercedes, N.A., Saks Fifth Avenue and General Electric. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.

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

ANALYSIS OF LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO

     Set forth below is selected data relating to the composition of the Banks' loan and mortgage-backed securities portfolio by type of loan and type of security at the dates indicated. At December 31, 2000, the Banks had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                                                AT DECEMBER  31,
                                                              -------------------------------------------
                                                                     2000                     1999
                                                              -------------------      ------------------
                                                              AMOUNT         %         AMOUNT         %
                                                              ------       ------      ------      ------
                                                                          (DOLLARS IN THOUSANDS)
Type of Loan - Cecil Federal
----------------------------
Real estate loans:
  Construction loans (1)..................................  $   5,437       6.73%    $  7,782      10.87%
  One- to four-family residential and home equity (2).....     56,786      70.27       51,450      71.85
  Multi-family residential................................        430       0.53          436       0.61
  Land....................................................      3,102       3.84          497       0.69
  Commercial..............................................      4,423       5.47        3,803       5.31
Commercial business loans.................................      4,716       5.84        4,173       5.82

Consumer loans:
  Automobile loans........................................      2,981       3.69        3,656       5.10
  Education loans.........................................         41       0.05           47       0.07
  Savings account loans...................................        790       0.98          739       1.03
  Home improvement loans..................................          2       0.00           11       0.02
  Personal loans..........................................      3,938       4.87        3,651       5.10
                                                            ---------      -----     --------      -----
      Subtotal loans......................................     82,646     102.27       76,245     106.47
Less:
  Loans held for sale.....................................         --       0.00           --        --
  Loans in process........................................      1,319       1.63        4,168       5.82
  Discounts and other.....................................        276       0.34          211       0.29
  Loan loss reserve.......................................        239       0.30          255       0.36
                                                            ---------      -----     --------      -----
     Total loans..........................................     80,812     100.00%      71,611     100.00%
                                                            =========     ======     ========     ======
Mortgage-backed securities................................  $   1,202                $  1,861
                                                            =========                ========
     Total loans and mortgage-backed  securities -
            Cecil Federal.................................  $  82,014                $ 73,472
                                                            =========                ========

                                                                                AT DECEMBER  31,
                                                              -------------------------------------------
                                                                     2000                     1999
                                                              -------------------      ------------------
                                                              AMOUNT         %         AMOUNT         %
                                                              ------       ------      ------      ------
                                                                          (DOLLARS IN THOUSANDS)
Type of Loan - Columbian Bank
-----------------------------
Real estate loans:
 Construction loans (1)..................................  $     923       4.24%     $     837       4.08%
  One- to four-family residential and home equity (2).....     17,112      78.61        16,471      80.39
  Multi-family residential................................        532       2.44           312       1.52
  Land....................................................        823       3.78         1,193       5.82
  Commercial..............................................      1,876       8.62         1,335       6.52
Commercial business loans.................................        619       2.84           370       1.81

Consumer loans:
  Automobile loans........................................        255       1.17           347       1.69
  Education loans.........................................          0       0.00             0       0.00
  Savings account loans...................................         93       0.43            81       0.40
  Home improvement loans..................................          0       0.00             0       0.00
  Personal loans..........................................        134       0.62            24       0.12
                                                            ---------      -----      --------      -----
      Subtotal loans......................................     22,367     102.75        20,970     102.35
Less:
  Loans held for sale.....................................          0       0.00             0       0.00
  Loans in process........................................        294       1.35           168       0.82
  Discounts and other.....................................        124       0.57           134       0.65
  Loan loss reserve.......................................        180       0.83           180       0.88
                                                            ---------      -----      --------      -----
     Total loans..........................................     21,769     100.00%       20,488     100.00%
                                                            =========     ======      ========     ======
Mortgage-backed securities................................  $     827                 $  1,064
                                                            =========                 ========
     Total loans and mortgage-backed  securities -
            Columbian Bank................................  $  22,596                 $ 21,552
                                                            =========                 ========

____________
(1)      All construction loans were for residential properties.
(2)      Includes home equity loans.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

     CECIL FEDERAL. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. As of December 31, 2000, loans on one- to four-family residential properties accounted for approximately 70.3% of Cecil Federal's loan portfolio. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans) and loans originated under the Maryland Community Development Administration ("CDA") loan program.

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

     Cecil Federal offers adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by Cecil Federal include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term. Cecil Federal also offers a loan product which provides for a fixed interest rate for the first ten years, and then converts to a one year adjustable rate loan.

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

     During the year ended December 31, 2000, Cecil Federal originated $9.5 million in adjustable-rate mortgage loans and $2.7 million in fixed-rate mortgage loans (no fixed-rate mortgage loans were sold in the secondary mortgage market). Approximately 17.2% of all loan originations during 2000 were refinancings of loans already in Cecil Federal's loan portfolio. At December 31, 2000, Cecil Federal's loan portfolio included $36.2 million in adjustable rate one- to four-family residential mortgages or 44.8% of Cecil Federal's loan portfolio, and $20.6 million in fixed rate one- to four-family residential loans or 25.5% of Cecil Federal's portfolio.

     Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. As of December 31, 2000, Cecil Federal had $6.5 million outstanding in second mortgage loans.

     Cecil Federal offers home equity lines of credit which are secured by a junior lien on residential real estate. Customers are approved for a line of credit which provides for an interest rate which varies monthly and customers pay 2% of the balance per month. At December 31, 2000, Cecil Federal had $700,000 in outstanding home equity lines.

     COLUMBIAN. Columbian's principal lending activity has been the origination of loans secured by first mortgages on existing one- to four-family residences in Columbian's market area. Columbian also originates a limited number of second mortgages and home equity loans secured by one- to four-family residences. The average mortgage loan amount has been between $100,000 and $150,000. At December 31, 2000, $16.0 million, or 73.5%, of Columbian's total loans were secured by first liens on one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in Columbian's market area. At December 31, 2000, $1.3 million, or 6.0%, of Columbian's one- to four-family residential loans were adjustable rate mortgages ("ARMs"), and $14.7 million, or 67.5%, carried fixed rates.

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

     Columbian also offers home equity lines of credit and second mortgage loans. Home equity lines of credit carry a variable rate, indexed to the Prime Rate as published in the Wall Street Journal plus 2.0%, adjusted monthly or may be originated on a fixed rate basis. Second mortgage loans are offered on a fixed rate basis and require payments of principal and interest monthly. The maximum term for a home equity line of credit or second mortgage loan is 15 years. Columbian will lend up to 80% of the appraised value of the underlying property less the amount outstanding on the first mortgage. At December 31, 2000, home equity and second mortgage loans totaled $1.1 million and comprised 5.1% of Columbian's gross loans outstanding.

CONSTRUCTION LENDING

     CECIL FEDERAL. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend to builders, and has, on occasion, loaned funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 75%. Substantially all construction loans originated convert to a permanent loan. Cecil Federal has financed the construction of non-residential properties on a case by case basis. At December 31, 2000, the loan portfolio included $4.1 million in loans secured by properties under construction.

     A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Cecil Federal originated $5.1 million in construction loans during the year ended December 31, 2000. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

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

     At December 31, 2000, Columbian had $629,000 in construction loans outstanding, comprising 2.9% of Columbian's gross loan portfolio. Columbian's largest construction loan at December 31, 2000 was a $500,000 commitment to fund construction of a single family residence, of which $406,066 was outstanding at December 31, 2000.

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

LAND LOANS

     Cecil Federal also, from time to time, originates loans secured by raw land. Land loans originated to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans originated to developers have terms of up to three years. All land loans have a loan-to-value ratio not exceeding 75%. Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers, experienced in the development and sale of raw land. At December 31, 2000 Cecil Federal had $3.1 in land loans outstanding, or 3.8% of Cecil Federal's loan portfolio.

     Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. Cecil Federal also limits construction lending and loans on raw land to the Cecil County market area, with which management is familiar. All construction loans and loans on raw land in Cecil Federal's loan portfolio were performing according to their terms at December 31, 2000.

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


     CECIL FEDERAL. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings and retail establishments which are located in Cecil
Federal's primary market area. Multi-family and commercial real estate loans generally have terms of 20 years, and provide for interest rate adjustments every one, three or five years. Multi-family and commercial mortgages are generally made in amounts not exceeding 75% of the lesser of the appraised value or purchase price of the property. All of Cecil Federal's multi-family and commercial property loans require regular payments of principal and interest. At December 31, 2000, loans secured by multi-family (i.e., more than four units) totaled $400,000, or 0.5%, of Cecil Federal's total loan portfolio and loans secured by commercial properties constituted approximately $4.4 million, or 5.5%, of Cecil Federal's total loan portfolio, and all such loans were performing according to their terms.

     COLUMBIAN. Columbian's multi-family residential loans are primarily secured by small apartment projects within Columbian's market area. The maximum loan amounts for such loans are $500,000 and may not exceed 80% of the lesser of cost or appraised value or purchase price whichever is less. Such loans generally amortize on the basis of a 30 year period and generally require a balloon payment after three years. Columbian also makes a limited number of commercial real estate loans for terms of up to 15 years with payments of principal and interest sufficient to fully repay the loan by maturity and may also underwrite certain commercial real estate loans for a shorter term with a balloon feature. The interest rates on commercial real estate loans are negotiated on a loan-by-loan basis. At December 31, 2000, Columbian's largest commercial real estate loan was a first and second mortgage on a 25,000 square foot office building. At December 31, 2000, multi-family and commercial loans totaled $2.4 million and comprised 11.06% of Columbian's gross loan portfolio, and all such loans were performing according to their terms.

COMMERCIAL BUSINESS LOANS

     Cecil Federal offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a six month term, while lines of credit can remain open for longer periods. All owners, partners and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved and the strength of the borrower's firm and position. At December 31, 2000 Cecil Federal had $4.7 million outstanding in commercial business loans, and all such loans were performing according to their terms.

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

     CECIL FEDERAL. Consumer loans comprise the second largest category of loans outstanding for Cecil Federal. Cecil Federal's consumer loans consist of automobile loans, savings account loans, education loans, home improvement loans and other consumer loans. At December 31, 2000, the consumer loan portfolio totaled $7.8 million, or 9.6%, of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio.

     Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. At December 31, 2000, the total amount of automobile loans was $3.0 million.

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

     Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. At December 31, 2000, the total amount of other consumer loans (which consist of personal loans) was $3.9 million.

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

     COLUMBIAN. Columbian's consumer loans primarily consist of loans secured by deposit accounts at Columbian, automobile loans and personal loans. At December 31, 2000, Columbian had approximately $400,000 in consumer loans, or 2.2%, of Columbian's gross loan portfolio.

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

MORTGAGE-BACKED SECURITIES

     The Banks maintain a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle the Banks to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loan which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Banks. Because the Banks receive regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Banks meet certain definitional tests for favorable treatment under federal banking laws. See "Regulation -- Qualified Thrift Lenders Test" and "Regulation -- Taxation."

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

     The Banks have historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. As of December 31, 2000 the total investment in mortgage-backed securities for Cecil Federal and Columbian were $1.2 million and $800,000, respectively.

     The OTS has adopted a statement of policy with respect to investments in mortgage derivative products which are defined to include collateralized mortgage obligations ("CMOs"), REMICs, CMO and REMIC residuals and stripped mortgage-backed securities ("SMBSs"). The policy distinguishes between high-risk and nonhigh-risk mortgage securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings associations may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 must be carried in the institution's trading account or as assets held for sale. At December 31, 2000 neither of the Banks had mortgage derivative products which met the definition of high risk mortgage securities.

LOAN MATURITY SCHEDULE

     The following tables set forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Banks' portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

     The following table sets forth the estimated maturity of Cecil Federal's loan portfolio at December 31, 2000 based on their contractual terms to maturity. The table does not include any estimate of prepayments or scheduled principal repayments which significantly shorten the average life of all mortgage loans and may cause Cecil Federal's repayment experience to differ from that shown below. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less. The following information is not net of deferred loan fees and allowance for loan losses, and does include loans held for sale.

                                                          DUE AFTER
                                   DUE WITHIN             1 THROUGH             DUE AFTER
                                 ONE YEAR AFTER         5 YEARS AFTER         5 YEARS AFTER
                                DECEMBER 31, 2000     DECEMBER 31, 2000     DECEMBER 31, 2000        TOTAL
                                -----------------     -----------------     -----------------      -------
                                                       (IN THOUSANDS)
Real estate - mortgage:
   Real estate mortgage.........   $     469              $   3,635          $    53,481           $  57,585
    Construction.................      1,370                  2,513                  235               4,118
    Home equity and second
       mortgages.................         39                    845                6,272               7,156
Commercial.......................      3,415                  1,020                  281               4,716
Consumer.........................      2,701                  4,368                  683               7,752
                                    --------              ---------          -----------           ---------
     Total.......................   $  7,994              $  12,381          $    60,952           $  81,327
                                    ========              =========          ===========           =========

     The following table sets forth the estimated maturity of Columbian's loan portfolio at December 31, 2000 based on their contractual terms to maturity. The table does not include any estimate of prepayments or scheduled principal repayments which significantly shorten the average life of all mortgage loans and may cause Columbian's repayment experience to differ from that shown below. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less. The following information is not net of deferred loan fees and allowance for loan losses.

                                                          DUE AFTER
                                   DUE WITHIN             1 THROUGH             DUE AFTER
                                 ONE YEAR AFTER         5 YEARS AFTER         5 YEARS AFTER
                                DECEMBER 31, 2000     DECEMBER 31, 2000     DECEMBER 31, 2000        TOTAL
                                -----------------     -----------------     -----------------      -------
                                                       (IN THOUSANDS)
Real estate - mortgage:
    Real estate mortgage.........   $    157              $   1,555          $    17,649           $  19,361
    Construction.................          0                    223                  405                 629
    Home equity and second
       mortgages.................          4                    355                  623                 982
Commercial.......................        358                      0                  261                 619
Consumer.........................         54                    378                   50                 482
                                    --------              ---------          -----------           ---------
     Total.......................   $    573              $   2,511          $    18,989           $  22,073
                                    ========              =========          ===========           =========

     The next table sets forth at December 31, 2000, the dollar amount of all loans due after December 31, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                            PREDETERMINED               FLOATING OR
                                                RATES                 ADJUSTABLE RATES
                                            -------------             ----------------
                                                          (IN THOUSANDS)
Cecil Federal
-------------
Real estate mortgage......................  $    32,198                $     32,543
Real estate construction (1)..............        4,103                          15
Consumer and commercial business..........        7,680                       4,788
                                            -----------                ------------
    Total.................................  $    43,981                $     37,346
                                            ===========                ============

Columbian
Real estate mortgage......................  $    17,948                $      2,395
Real estate construction (1)..............          629                           0
Consumer and commercial business..........          738                         363
                                            -----------                ------------
    Total.................................  $    19,315                $      2,758
                                            ===========                ============

---------
(1)   Net of loans in process.

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

     The aggregate amount of loans which a federal institution may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital as determined under the capital standards mandated by OTS regulations. The Director of OTS is authorized to permit federal savings institutions to exceed the 400% of capital limit in certain circumstances. This restriction has not had a material impact on the Banks operations.

     With certain limited exceptions, the maximum amount the Banks may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Home Owners' Loan Act ("HOLA") additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided
(i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings institution is in compliance with its regulatory capital requirements, (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. HOLA also authorizes loans to any one borrower to finance sales of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Loans-to-one borrower limits do not apply to purchase money notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings association is not placed in a more detrimental position as the result of such sale. Under these limits, at December 31, 2000, Cecil Federal's loans-to-one borrower cannot exceed $1,045,500 and Columbian's loans-to-one borrower cannot exceed $500,000.

     CECIL FEDERAL. The Board of Directors of Cecil Federal has established written lending policies for Cecil Federal and has delegated to its Loan Committee the authority to approve all loans up to $250,000. Secured loans of up to $50,000 and unsecured loans of up to $25,000 may be approved by Chief Executive Officer Mary Halsey or

Chief Operating Officer Brian Hale. Secured loans of up to $25,000 and unsecured loans of up to $15,000 may be approved by Vice President Sandra Feltman. Assistant Treasurer Barbara Howard may approve secured loans of up to $25,000 and unsecured loans up to $5,000. Consumer Loan officer Carole Allen may approve secured loans of up to $15,000 and unsecured loans of up to $5,000. Branch managers may approve secured loans up to $10,000 and unsecured loans of up to $2,500. The Loan Committee consists of Chief Executive Officer Halsey, Senior Vice President Hale, Chief Lending Officer Feltman, two or three directors and the chairman of the Appraisal Committee. All loans over $200,000 must be approved by the full board of Directors. Interest rates on approved loans are subject to change if the loan is not funded within 60 days of approval, unless a written commitment has been made for a longer period of time. It has been management's experience that substantially all approved loans are funded.

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

     Set forth below is a table showing Cecil Federal's and Columbian's loan and origination, purchase and sale activity for the periods indicated.

                                                                              AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                               (IN THOUSANDS)
Cecil Federal
-------------
Loans originated:
   Real estate loans:
     Construction loans..............................................  $   5,130          $   1,443
     One- to four-family.............................................     12,244             18,459
     Multi-family....................................................         --                 --
     Non-residential and other.......................................      5,822              6,001
   Consumer loans....................................................      3,517              7,634
   Commercial loans..................................................      7,231              3,087
                                                                       ---------          ---------
     Total loans originated .........................................  $  33,944          $  36,624
                                                                       =========          =========

Loans sold:
   Whole loans.......................................................  $      --          $   1,134
                                                                       ---------          ---------
     Total loans sold................................................  $      --          $   1,134
                                                                       =========          =========

Columbian
---------
Loans originated:
   Real estate loans:
     Construction loans..............................................  $     225          $   2,230
     One- to four-family.............................................      2,412              4,081
     Multi-family....................................................        925                 --
     Non-residential and other.......................................      1,461                 --
   Consumer loans....................................................        412                324
   Commercial loans..................................................        663                 --
                                                                       ---------          ---------
     Total loans originated .........................................  $   6,098          $   6,635
                                                                       =========          =========

Loans sold:
   Whole loans.......................................................  $      --          $      --
                                                                       ---------          ---------
     Total loans sold................................................  $      --          $      --
                                                                       =========          =========

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

     In addition to interest earned on loans, the Banks receive fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Banks. The Banks also receive servicing fees of .25% to .375% of the loan amount of the loans that it services. At December 31, 2000, Cecil Federal was servicing $16.7 million in loans for other financial institutions. For the years ended December 31, 2000 and 1999 Cecil Federal recognized gross servicing income of $38,000 and $35,000, respectively, and total fee income of $354,000 and $256,000, respectively.

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

     The following table sets forth information with respect to the Banks' non-performing assets at the dates indicated. At the dates shown, Cecil Federal and Columbian, had no impaired loans within the meaning of Statement of Financial Accounting Standards No. 114.

                                                                              AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                              (IN THOUSANDS)
Cecil Federal
-------------
Loans accounted for on a nonaccrual basis: (1)
   Real estate - mortgage:
      Single-family residential......................................  $     264          $     874
      Construction...................................................         --                 --
      Home equity and second mortgages...............................         --                 --
      Commercial.....................................................         --                 --
   Consumer..........................................................         --                 --
                                                                       ---------          ---------
      Total..........................................................  $     264          $     874
                                                                       =========          =========

Accruing loans which are  contractually
   past due 90 days or more:
   Real estate - mortgage:
      Single-family residential......................................  $      --          $      --
      Construction...................................................         --                 --
      Home equity and second mortgages...............................         --                 --
      Commercial.....................................................         32                 --
   Consumer..........................................................        191                331
                                                                       ---------          ---------
      Total..........................................................  $     223          $     331
                                                                       =========          =========
      Total nonperforming loans......................................  $     487          $   1,206
                                                                       =========          =========
Percentage of total loans............................................       0.60%              1.68%
                                                                       =========          =========
Other nonperforming assets (2).......................................  $      --          $     116
                                                                       =========          =========

Columbian
---------
Loans accounted for on a nonaccrual basis: (1)
   Real estate - mortgage:
      Single-family residential......................................  $      95          $      45
      Construction...................................................         --                 --
      Home equity and second mortgages...............................         --                 --
      Commercial.....................................................         37                 35
   Consumer..........................................................         --                 --
                                                                       ---------          ---------
      Total..........................................................  $     132          $      80
                                                                       =========          =========

Accruing loans which are  contractually  past due 90 days or more:
   Real estate - mortgage:
      Single-family residential......................................  $      --          $      --
      Construction...................................................         --                 --
      Home equity and second mortgages...............................         --                 --
      Commercial.....................................................         --                 --
   Consumer..........................................................         16                 --
                                                                       ---------          ---------
      Total..........................................................  $      16          $      --
                                                                       =========          =========
      Total nonperforming loans......................................  $     148          $      80
                                                                       =========          =========
Percentage of total loans............................................       0.68%               .39%
                                                                       =========          =========
Other nonperforming assets (2).......................................  $     255          $     255
                                                                       =========          =========

_____________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.



(2) Other nonperforming assets represents property acquired by Columbian through foreclosure or repossession or accounted for as a foreclosure in-substance. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

     Except as discussed below, at December 31, 2000, Cecil Federal did not have any loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or restructured.

     At December 31, 2000, Cecil Federal's nonaccruing loans and accruing loans more than 90 days past due totaled $487,000, which consisted of 10 single-family residential properties, 15 consumer loans, and one commercial loan. During the year ended December 31, 2000, gross interest income of $27,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the respective period. Four of the existing delinquent single-family residential properties, totaling $23,000, are currently in bankruptcy.

     At December 31, 2000, Cecil Federal's had no other non-performing assets.

     At December 31, 2000, Columbian's nonaccruing loans and accruing loans more than 90 days past due totaled $148 thousand, which consisted of 4 single-family residential properties and 3 consumer loans. During the year ended December 31, 2000, gross interest income of $2,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current throughout the respective period. Three of the existing delinquent single-family residential properties, totaling $97,000, are currently in bankruptcy.

     Columbian's other nonperforming assets of $255,000 consisted of three properties acquired through foreclosure. Such properties consisted of two small multi-family dwellings, which were carried at $226,000 at December 31, 2000 and Columbian's participation in a townhouse project, which was carried at $30,000 at December 31, 2000.

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

     It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Company's personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2000, Cecil Federal's and Columbian's allowance for loan losses amounted to $239,000 and $180,000, respectively.

     Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Banks' loan portfolios in the future, will not ask the Banks to increase their allowance for loan losses for the periods indicated.

         The following table sets forth an analysis of Cecil Federal's and Columbian's allowance for loan losses for the periods indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                             (IN THOUSANDS)
Cecil Federal
-------------
Balance at beginning of period.......................................  $     254          $     222
                                                                       ---------          ---------

Loans charged-off:
  Residential real estate mortgage loans.............................         --                 --
  Commercial.........................................................         39                 --
  Consumer...........................................................        295                107
                                                                       ---------          ---------
Total charge-offs....................................................        334                107
                                                                       ---------          ---------

Recoveries:
  Residential real estate mortgage loans.............................         --                 --
  Consumer...........................................................         14                 14
                                                                       ---------          ---------
Total recoveries.....................................................         14                 14
                                                                       ---------          ---------

Net loans charged-off................................................        320                 93
                                                                       ---------          ---------
Provision for loan losses............................................        305                125
                                                                       ---------          ---------
Balance at end of period.............................................  $     239          $     254
                                                                       =========          =========

Ratio of net charge-offs to average loans
  outstanding during the period......................................       0.39%               .14%
                                                                       =========          =========

Columbian
---------
Balance at beginning of period.......................................  $     180          $     180

Loans charged-off:
  Residential real estate mortgage loans.............................         --                 --
  Commercial.........................................................         --                 --
  Consumer...........................................................         --                 --
                                                                       ---------          ---------
Total charge-offs....................................................         --                 --
                                                                       ---------          ---------

Recoveries:
  Residential real estate mortgage loans.............................         --                 --
  Consumer...........................................................         --                 --
                                                                       ---------          ---------
Total recoveries.....................................................         --                 --
                                                                       ---------          ---------

Net loans charged-off................................................         --                 --
                                                                       ---------          ---------
Provision for loan losses............................................         --                 --
                                                                       ---------          ---------
Balance at end of period.............................................  $     180          $     180
                                                                       =========          =========

Ratio of net charge-offs to average
    loans outstanding during the period..............................         --%                --%
                                                                       =========          =========

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       AT DECEMBER 31,
                                                     -------------------------------------------------------
                                                              2000                          1999
                                                     ---------------------------  --------------------------
                                                                     PERCENT OF                   PERCENT OF
                                                                      LOANS IN                     LOANS IN
                                                                    CATEGORY TO                  CATEGORY TO
                                                     AMOUNT         TOTAL LOANS   AMOUNT         TOTAL LOANS
                                                     ------         ------------  ------         -----------
                                                                    (DOLLARS IN THOUSANDS)
Cecil Federal
-------------
Real estate loans:
  Construction loans...............................  $    14            6.73 %    $     5             10.87%
  One- to four-family residential..................       38           70.27          144             71.85
  Multi-family residential.........................        2            0.53            1              0.61
  Land.............................................        4            3.84            2              0.69
  Commercial.......................................        7            5.47           15              5.31
Commercial loans...................................       69            5.84           30              5.82
Automobiles........................................       54            3.69           27              5.10
Education loans....................................       --            0.05           --              0.07
Savings account loans..............................       --            0.98           --              1.03
Home improvement loans.............................       --            0.00           --              0.02
Personal loans.....................................       51            4.87           30              5.10
                                                     -------                      -------

Less:
  Loans held for sale..............................       --              --           --                --
  Loans in process.................................       --           (1.63)          --             (5.82)
  Discounts and other..............................       --           (0.34)          --             (0.29)
  Loan loss reserve................................       --           (0.30)          --             (0.36)
                                                     -------          -------     -------           -------
Total allowance for loan losses....................  $   239          100.00%     $   254            100.00%
                                                     =======          ======      =======            ======

Columbian
---------
Real estate loans:
  Construction loans...............................  $    30            4.24 %    $    40              4.08%
  One- to four-family residential..................       90           78.61           95             80.39
  Multi-family residential.........................        2            2.44           --              1.52
  Land.............................................        3            3.78           --              5.82
  Commercial.......................................       25            8.62           33              6.52
Commercial loans...................................        5            2.84           --              1.81
Automobiles........................................       15            1.17            9              1.69
Education loans....................................       --            0.00           --              0.00
Savings account loans..............................       --            0.43           --              0.40
Home improvement loans.............................       --            0.00           --              0.00
Personal loans.....................................       10            0.62            3              0.12
                                                     -------                      -------

Less:
  Loans held for sale..............................       --            0.00           --                --
  Loans in process.................................       --           (1.35)          --             (0.82)
  Deferred loan origination fees...................       --           (0.57)          --             (0.65)
  Loan loss reserve................................       --           (0.83)          --             (0.88)
                                                     -------          --------    -------           -------
Total allowance for loan losses....................  $   180          100.00%     $   180            100.00%
                                                     =======          ======      =======            ======

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

     Cecil Federal carries its investments at cost as adjusted for discounts and unamortized premiums. Cecil Federal's intention is to hold all investments available for sale.

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

         Columbian invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include sales of federal funds, and purchases of federal government and agency securities and qualified deposits in other financial institutions. Investment decisions generally are made by the President in accordance with investment strategies approved by the Investment Committee of the Board of Directors of Columbian.

     For additional information, see Note 4 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Banks' investment securities portfolio at the dates indicated.

                                                            CECIL FEDERAL                      COLUMBIAN
                                                            AT DECEMBER 31,                   AT DECEMBER 31,
                                                     ---------------------------       --------------------------
                                                       2000               1999           2000             1999
                                                     --------           --------       ---------         --------
                                                                           (IN THOUSANDS)
Investment securities:
  U.S. government and agency securities............  $      998        $   1,973        $   4,006         $  3,988
  Other............................................         748              697              166              150
                                                     ----------        ---------        ---------         --------
    Total investment securities ...................       1,746            2,670            4,172            4,138
Federal funds sold.................................          --               --               --               50
Interest-earning deposits and certificates
  of deposit.......................................       2,292            3,465               58               50
FHLB stock.........................................         588              471              317              187
                                                     ----------        ---------        ---------         --------
     Total investments.............................  $    4,626        $   6,606        $   4,547         $  4,425
                                                     ==========        =========        =========         ========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Cecil Federal's investment portfolio at December 31, 2000.

                                                                          FIVE TO        MORE THAN
                                ONE YEAR OR LESS   ONE TO FIVE YEARS    TEN  YEARS        TEN YEARS       TOTAL INVESTMENT PORTFOLIO
                                ----------------   -----------------  ----------------  ----------------  --------------------------
                                        WEIGHTED            WEIGHTED          WEIGHTED          WEIGHTED                    WEIGHTED
                                BOOK    AVERAGE    BOOK     AVERAGE   BOOK    AVERAGE   BOOK    AVERAGE    BOOK     MARKET  AVERAGE
                                VALUE    YIELD     VALUE     YIELD    VALUE    YIELD    VALUE    YIELD     VALUE    VALUE    YIELD
                                -----   --------   -----    --------  -----   --------  -----   --------   -----    ------  --------
                                                                            (DOLLARS IN THOUSANDS)
Cecil Federal
-------------
Securities available for sale:
  U.S. government and
    agency securities.......  $     --      -- %  $    --     -- %   $    --    -- %   $     --     -- %   $    --   $    --   -- %
  Other.....................       748    6.03         --     --          --    --           --     --         748       748   6.03
                              --------            -------            -------           --------            -------   -------
Total.......................  $    748            $    --            $    --           $     --            $   748   $   748
                              ========            =======            =======           ========            =======   =======

Securities held to maturity:
  U.S. government and
    agency securities.......  $    998    6.18%   $    --     -- %   $    --    -- %   $     --     -- %   $   998   $ 1,003   6.18%
Interest-earning deposits
    and certificates of
    deposits................     2,292    6.74         --     --          --    --           --     --       2,292     2,292   6.74
FHLB stock .................       588    7.56         --     --          --    --           --     --         588       588   7.56
                              --------            -------            -------           --------            -------   -------
    Total...................  $  3,878            $    --            $    --           $     --            $ 3,878   $ 3,883
                              ========            =======            =======           ========            =======   =======

The following table sets forth the scheduled maturities, carrying values, market values and average yields for Columbian's investment portfolio at December 31, 2000.

                                                                          FIVE TO        MORE THAN
                                ONE YEAR OR LESS   ONE TO FIVE YEARS    TEN  YEARS        TEN YEARS       TOTAL INVESTMENT PORTFOLIO
                                ----------------   -----------------  ----------------  ----------------  --------------------------
                                        WEIGHTED            WEIGHTED          WEIGHTED          WEIGHTED                    WEIGHTED
                                BOOK    AVERAGE    BOOK     AVERAGE   BOOK    AVERAGE   BOOK    AVERAGE    BOOK     MARKET  AVERAGE
                                VALUE    YIELD     VALUE     YIELD    VALUE    YIELD    VALUE    YIELD     VALUE    VALUE    YIELD
                                -----   --------   -----    --------  -----   --------  -----   --------   -----    ------  --------
                                                                            (DOLLARS IN THOUSANDS)
Columbian
---------
Securities available for sale:
  U.S. government and
    agency securities.......  $     --      -- %  $    --     -- %   $   499   7.02%   $     --     -- %   $   499   $   499   7.02%
  Other.....................       166    6.28         --     --          --    --           --     --         166       166   6.28
                              --------            -------            -------           --------            -------   -------
Total.......................  $    166            $    --            $   499           $     --            $   665   $   665
                              ========            =======            =======           ========            =======   =======

Securities held to maturity:
  U.S. government and
    agency securities.......  $    481    7.26%   $   300    6.14%   $ 1,225   6.83%   $  2,000    6.94%   $ 3,507   $ 3,475   6.89%
Interest-earning deposits
    and certificates of
    deposits................        58    4.44         --     --          --    --           --     --          58        58   4.44
FHLB stock .................       317    7.15         --     --          --    --           --     --         317       317   7.15
                              --------            -------            -------           --------            -------   -------
    Total...................  $    856            $   300            $   726           $  2,000            $ 3,882   $ 3,850
                              ========            =======            =======           ========            =======   =======

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

                                                                      INCREASE
                                                                     (DECREASE)
                                     BALANCE AT                         FROM             BALANCE AT
                                    DECEMBER 31,           %         DECEMBER 31,      DECEMBER 31,          %
                                        2000            DEPOSITS        1999                1999         DEPOSITS
                                      --------          --------      --------            -------        --------
                                                              (DOLLARS IN THOUSANDS)

Regular checking.................   $    4,834           6.49%       $      452       $    4,382           5.66%
NOW accounts.....................        7,205           9.67              (321)           7,526           9.73
Passbook.........................        8,702          11.69              (551)           9,253          11.97
Statement savings................        2,488           3.34                62            2,426           3.14
Commercial checking..............          316           0.42               177              139            .18
Money market.....................        3,186           4.28              (639)           3,825           4.95
Christmas and Vacation club......           67           0.09                 6               61            .08
91 day CD........................        4,660           6.26              (257)           4,917           6.36
6 month CD.......................        4,604           6.18            (1,902)           6,506           8.41
9 month CD.......................        5,471           7.35             5,471                0           0.00
1 year CD........................        8,945          12.01               (85)           9,030          11.67
18 month CD......................        2,555           3.43            (1,000)           3,555           4.60
30 month CD......................        4,111           5.52            (1,656)           5,767           7.46
36 month CD......................          153           0.21               (60)             213            .28
60 month CD......................        4,289           5.76              (521)           4,810           6.22
18 month IRA CD..................        6,867           9.22              (525)           7,392           9.56
14 month variable CD.............        1,634           2.19             1,170              464            .60
12 month access CD...............        2,496           3.35              (958)           3,454           4.47
Over 60 month CD.................          245           0.33                (2)             247            .32
Susque IRAs......................        1,649           2.21            (1,534)           3,183           4.11
Susque Access IRA................            0           0.00              (121)             121            .16
Susq MMFA IRA....................            0           0.00               (60)              60            .07
                                    ----------          -----        ----------       ----------         ------
                                    $   74,477         100.00%       $   (2,854)      $   77,331         100.00%
                                    ==========         ======        ==========       ==========         ======

TIME DEPOSITS BY RATES

     The following table sets forth the time deposits in Cecil Federal classified by rates at the dates indicated.

                                                                              AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                               (IN THOUSANDS)

                  2 - 3.99% (1)......................................  $     167          $     310
                  4 - 5.99%..........................................     27,685             43,040
                  6 - 7.99%..........................................     19,895              6,220
                  8 - 9.99%..........................................          0                 63
                                                                       ---------          ---------
                                                                       $  47,747          $  49,633
                                                                       =========          =========

                  ___________
                  (1)  Includes Club Accounts.

                                                  -

TIME DEPOSIT MATURITY SCHEDULE

     The following table sets forth the amount and maturities of time deposits at December 31, 2000 for Cecil Federal.

                                                                  AMOUNT DUE
                                  ------------------------------------------------------------------------
                                  LESS THAN                                          AFTER
           RATE                   ONE YEAR         1-2 YEARS      2-3 YEARS         3 YEARS          TOTAL
           ----                   --------         ---------      ---------         -------         ------
                                                                (IN THOUSANDS)
2 - 3.99% (1)...................  $      167       $       0      $        0       $       0       $     167
4 - 5.99%.......................      21,103           3,949           1,511           1,122          27,685
6 - 7.99%.......................      16,309           1,992             433           1,161          19,895
                                  ----------       ---------      ----------       ---------       ---------
                                  $   37,579       $   5,941      $    1,944       $   2,283       $  47,747
                                  ==========       =========      ==========       =========       =========

_____________
(1)  Includes Club Accounts.

     The following table indicates the amount of Cecil Federal's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                              CERTIFICATES
           MATURITY PERIOD                                    OF DEPOSITS
           ---------------                                    -----------
                                                            (IN THOUSANDS)

           Three months or less.............................  $    2,483
           Over three through six months....................       5,332
           Over six through twelve months...................       3,091
           Over twelve months...............................       1,586
                                                              ----------
              Total.........................................  $   12,492
                                                              ==========

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by Columbian between the dates indicated.

                                                                      INCREASE
                                                                     (DECREASE)
                                     BALANCE AT                         FROM             BALANCE AT
                                    DECEMBER 31,           %         DECEMBER 31,      DECEMBER 31,          %
                                        2000            DEPOSITS        1999                1999         DEPOSITS
                                      --------          --------      --------            -------        --------
                                                              (DOLLARS IN THOUSANDS)

Christmas and Vacation Club......   $        6           0.03 %      $       (1)      $        7            .03%
Commercial Checking..............          148           0.69                51               97            .41
Passbook Accounts................        1,594           7.44              (118)           1,712           7.17
Six Month Certificates...........           31           0.14              (194)             225            .94
Twelve Month Certificates........           29           0.14              (135)             164            .68
Twelve Month Access
 Certificates....................          802           3.74               802                0              0
Thirteen Month Certificates......        4,967          23.17              (791)           5,758          24.10
Eighteen Month Certificates......          170           0.79            (1,597)           1,767           7.40
Nineteen Month Certificates......        2,435          11.36               735            1,700           7.12
Twenty Five Month Certificates...        1,670           7.79               (46)           1,716           7.18
Thirty Month Certificates........           22           0.10               (38)              60            .25
Thirty Seven Month Certificates..          880           4.10               207              673           2.82
Forty Two Month Certificates.....           85           0.40              (102)             187            .78
Forty Nine Month Certificates....          489           2.28              (113)             602           2.52
Sixty Month Certificates.........          917           4.28            (1,151)           2,068           8.66
Sixty One Month Certificates.....        1,794           8.37               (70)           1,864           7.80
Chesapeake Accounts..............        1,618           7.55              (472)           2,090           8.75
Statement Savings................        1,359           6.34              (559)           1,918           8.03
Regular Checking.................            8           0.04                8                 0              0
NOW Checking.....................        1,159           5.41                37            1,122           4.70
IRA's............................        1,253           5.84             1,096              157            .66
                                    ----------         ------        ----------       ----------         ------
                                    $   21,436         100.00%       $   (2,451)      $   23,887         100.00%
                                    ==========         ======        ===========      ==========         ======


     The  following  table  sets  forth  the  term   certificates  in  Columbian
classified by rates at the dates indicated.

                                                                             AT DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                                 (IN THOUSANDS)

                  2.00 -  3.99%......................................  $     215          $     300
                  4.00 -  5.99%......................................      7,132             13,735
                  6.00 -  7.99%......................................      8,204              2,906
                                                                       ---------          ---------
                                                                       $  15,551          $  16,941
                                                                       =========          =========

     The  following   table  sets  forth  the  amount  and  maturities  of  term certificates at December 31, 2000 for Columbian.

                                                                 AMOUNT DUE
                                  ------------------------------------------------------------------------
                                  LESS THAN                                          AFTER
           RATE                   ONE YEAR         1-2 YEARS      2-3 YEARS         3 YEARS          TOTAL
           ----                   --------         ---------      ---------         -------         ------
                                                                (IN THOUSANDS)
2.00 -  3.99% (1)...............  $      130       $      57      $        0       $      28       $     215
4.00 -  5.99%...................       4,964           1,052             838           2,787           7,132
6.00 -  7.99%...................       2,788           3,476           1,275             665           8,204
                                  ----------       ---------      ----------       ---------       ---------
                                  $    7,882       $   4,585      $    2,113       $     971       $  15,551
                                  ==========       =========      ==========       =========       =========


     The following table indicates the amount of Columbian's term certificates of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                             CERTIFICATES
          MATURITY PERIOD                                    OF DEPOSITS
          ---------------                                    -----------
                                                            (IN THOUSANDS)

          Three months or less.............................  $      306
          Over three through six months....................         312
          Over six through twelve months...................         702
          Over twelve months...............................         709
                                                             ----------
             Total.........................................  $    2,029
                                                             ==========

SAVINGS DEPOSIT ACTIVITY

     The following table sets forth the savings activities of the Banks for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2000                     1999
                                                              ----------               ----------
Deposits...............................................   $   205,737,883         $ 201,113,000
Withdrawals............................................       215,205,625           191,398,018
                                                          ---------------         -------------
  Net increase (decrease) before interest credited.....        (9,467,742)            9,714,982
Interest credited .....................................         4,162,656             3,828,321
                                                          ---------------         -------------
  Net increase (decrease) in savings deposits..........   $    (5,305,086)        $  13,543,303
                                                          ===============         =============

     Management attributes the decrease in deposits (prior to interest credited) for the year ended December 31, 2000 to conservative pricing policies.

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

     The following table sets forth certain information regarding the Company's short-term borrowings at the dates and for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                          (DOLLARS IN THOUSANDS)
Cecil
-----
Amounts outstanding at period end:
  FHLB advances......................................................  $   7,750          $       0

Weighted average rate paid at period end:
  FHLB advances......................................................       6.35%                 0%

Maximum amount of borrowings outstanding at any month end:

  FHLB advances......................................................  $  10,500          $   4,250

Approximate average amounts outstanding during period:
  FHLB advances......................................................  $   7,166          $   2,642

Approximate weighted average rate paid during period (1):
  FHLB advances......................................................       6.09%              6.26%

Columbian
---------
Amounts outstanding at period end:
  FHLB advances......................................................  $   5,500          $   1,500

Weighted average rate paid at period end:
  FHLB advances......................................................       6.35%              4.55%

Maximum amount of borrowings outstanding at any month end:
  FHLB advances......................................................  $   6,200          $   1,500

Approximate average amounts outstanding during period:
  FHLB advances......................................................  $   5,078          $      72

Approximate weighted average rate paid during period (1):
  FHLB advances......................................................       5.29%              5.74%

___________
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

SUBSIDIARY ACTIVITIES

     As federally chartered savings banks, the Banks may invest up to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of December 31, 2000, Cecil Federal was authorized to invest up to approximately $1.8 million in the stock of or in the loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries. At December 31, 2000, Cecil Federal had $106,000 invested in its subsidiaries.

     Cecil Federal's wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation were each established in 1971. Cecil Service Corporation's primary business is acting as leasing agent for the North East Plaza Branch. The dollar amount invested in this business activity was $35,000 for 2000. In 1997, Cecil Financial Services, a service corporation of Cecil Federal Savings Bank, began offering a full range of brokerage and investment services in all our branches, through a partnership with UVEST Investment Services. UVEST Investment Services is a registered broker-dealer and member of both the National Association of Securities Dealers and the Securities Investment Protection Corporation (SIPC). Headquartered in Charlotte, North Carolina, UVEST has been providing bank-based investment services through the Southeast since 1982. The dollar amount invested in this business activity was $71,000 for 2000.

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

     Cecil Federal is one of 7 financial institutions with offices in Cecil County, Maryland. Cecil Federal's primary competition comes from those institutions as well as numerous additional regional commercial banks and thrift institutions, which have branch offices near Cecil Federal's market area. Many of these financial institutions have financial resources substantially greater than Cecil Federal.

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

REGULATION OF THE BANKS

     GENERAL. As federally chartered savings institutions, the Banks are subject to extensive regulation by the OTS. The lending activities and other investments of the Banks must comply with various federal regulatory requirements. The OTS periodically examines the Banks for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Banks because their deposits are insured by the SAIF. The Banks must file reports with OTS describing their activities and financial condition. The Banks are also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings institution holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 2000.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000 with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

     The Company is unable to predict the impact of the G-L-B Act on its and the Bank's operations and competitive environment at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 4% of adjusted total assets (3% if the institution has received the highest rating, "composite 1 CAMELS" on its most recent examination) and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets.

The OTS regulation defines core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill," less intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights. Cecil Federal had qualifying goodwill of $2.8 million as of September 30, 1999 as a result of the purchase of two branches from Susquehana Bank. Cecil is amortizing the goodwill over a 10 year period. At December 31, 2000 remaining goodwill was $2.5 million. Tangible capital is the same as core capital, except it excludes qualifying supervisory goodwill and other intangible assets other than certain mortgage servicing rights.

     The OTS capital rule requires that core and tangible capital be further reduced by an amount equal to a savings institution's debt and equity investments in any subsidiary engaged in activities not permissible for national banks, other than a subsidiary engaged in activities undertaken as agent for customers or in mortgage banking activities and certain subsidiary depository institutions or their holding companies ("nonincludable subsidiary"). At December 31, 2000, the Banks had no investments in or extensions of credit to subsidiaries engaged in activities not permissible for national banks.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At December 31, 2000, the Banks had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. One- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, commercial loans, non-qualifying mortgage loans, most commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The portion of equity investments not deducted from core or supplementary capital is assigned a 100% risk-weight. OTS capital regulations require savings institutions to maintain minimum total capital, consisting of core capital plus supplemental capital, equal to 8.0% of risk-weighted assets. As of December 31, 2000, the risk weighted assets of Cecil Federal and Columbian were approximately $67.4 million and $16.4 million, respectively.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Institutions with less than $300 million in assets and a risk-based capital ratio above 12%, like the Banks, generally are exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Based upon calculations as of December 31, 2000, the Banks are not required to deduct an interest-rate risk capital component from total capital.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized" institution) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If a savings institution is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1994.

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

         The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     ADEQUATELY                                  SIGNIFICANTLY
                           WELL CAPITALIZED          CAPITALIZED         UNDERCAPITALIZED       UNDERCAPITALIZED
                           ----------------          -----------         ----------------       ----------------
Total risk-based capital   10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more*       Less than 4.0%          Less than 3.0%

--------
o  3.0% if institution has a composite 1 CAMELS rating.

     The table below presents Cecil Federal's capital position relative to its various regulatory capital requirements at December 31, 2000.

                                                                              REQUIRED FOR      TO BE WELL
                                                           ACTUAL           ADEQUATE CAPITAL    CAPITALIZED
                                                           AMOUNT    RATIO   AMOUNT   RATIO   AMOUNT    RATIO
                                                           ------    -----   ------   -----   ------    -----
                                                                            (IN THOUSANDS)
         Total risk-based capital (to risk-weighted assets) 6,959   10.32%    5,393    8.0%    6,741    10.0%
         Tier 1 capital (to risk-weighted assets)           6,724    9.97     2,696    4.0     4,045     6.0
         Core capital (to adjusted total assets)            6,724    7.45     2,708    3.0     4,514     5.0
         Core capital (to adjusted tangible assets)         6,724    7.45     1,806    2.0      N/A      N/A
         Tangible capital (to adjusted total assets)        6,724    7.45     1,354    1.5      N/A      N/A

     The table below provides information with respect to Columbian's compliance with its regulatory capital requirements at December 31, 2000.

                                                                              REQUIRED FOR      TO BE WELL
                                                           ACTUAL           ADEQUATE CAPITAL    CAPITALIZED
                                                           AMOUNT    RATIO   AMOUNT   RATIO   AMOUNT    RATIO
                                                           ------    -----   ------   -----   ------    -----
                                                                             (IN THOUSANDS)
         Total risk-based capital (to risk-weighted assets) 2,187    13.35%   1,310    8.0%    1,638    10.0%
         Tier 1 capital (to risk-weighted assets)           2,051    12.52      655    4.0       983     6.0
         Core capital (to adjusted total assets)            2,051    7.00       879    3.0     1,466     5.0
         Core capital (to adjusted tangible assets)         2,051    7.00       586    2.0      N/A      N/A
         Tangible capital (to adjusted total assets)        2,051    7.00       440    1.5      N/A      N/A

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

         Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The FDIC has set an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings are zero and institutions in the lowest risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, SAIF-insured institutions were required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members were assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and a savings association.

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans; and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of an institution's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualifying as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB system. Upon failure to qualify as a QTL for two years, a savings institution must convert to a commercial bank.

     At December 31, 2000, approximately 84.7% of Cecil Federal's and 100.0% of Columbian's assets were invested in Qualified Thrift Investments, which were in excess of the percentage required to qualify the Banks under the QTL test.

     LIMITS ON LOANS TO ONE BORROWER. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings institution's loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time shall not exceed 15% of the unimpaired capital and surplus of the institution. A savings institution may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the savings institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. The loans-to-one borrower limits have not had a significant impact on the operations of the Banks. The Banks have no lending relationships in excess of applicable loans-to-one borrower limits. At December 31, 2000, Cecil Federal's regulatory loans-to-one-borrower limit was $1,045,500, and Columbian's limit was $500,000.

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

     Savings associations must submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceed the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As members of the FHLB of Atlanta, the Banks are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of their home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Banks were in compliance with this requirement with investments in FHLB of Atlanta stock at December 31, 2000, of $588,000 and $318,000 for Cecil Federal and Columbian, respectively. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. The Banks use short term advances from the FHLB of Atlanta during the year.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on the first $42.8 million of transaction accounts, plus 10% on all remaining transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2000, the Banks met their reserve requirements.

REGULATION OF THE COMPANY

     The Company is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Banks are subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently operates the Company as a multiple savings and loan holding company and is subject to certain activities restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than
(i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in
(vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

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

     The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may only establish an out-of-state branch under such OTS regulation if (i) the federal association qualifies as a Qualified Thrift Lender or a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a Qualified Thrift Lender or for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

     The Banks' federal income tax returns have not been audited in the last five years. For further information regarding federal income taxes, see Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

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

     STATE INCOME TAXATION. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. The Banks' state income tax returns have not been audited during the past five fiscal years. For additional information, see Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

EMPLOYEES

     Cecil Federal had 30 full-time employees and two part-time employees as of December 31, 2000, none of whom was represented by a collective bargaining agreement. Cecil Federal believes that it enjoys excellent relations with its personnel.

     As of December 31, 2000, Columbian had 13 full-time employees and two part-time employees, none of whom was represented by a collective bargaining agreement. Management believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     CECIL FEDERAL. The following table sets forth the location and certain additional information regarding Cecil Federal's offices and property at December 31, 2000. Cecil Federal owns the Elkton office and currently leases the North East office.

                                             YEAR        SQUARE
                                            OPENED       FOOTAGE           DEPOSITS              NET BOOK VALUE
                                            ------       -------           --------              --------------
                                                                                  (IN THOUSANDS)
Main Office:
127 North Street
Elkton, Maryland                             1969         3,500            $  53,034               $     265

Loan Center
135 North Street
Elkton, MD  21922                            1995  (2)    3,000                   --                      68

Branch Offices:
108 North East Plaza
North East, Maryland  21901                  1975  (1)    2,000               13,742                      36

Big Elk Office
108 Big Elk Mall
Elkton, MD 21922                             1977  (3)    1,200                7,701                       9

Susquehanna Building
200 North Street
Elkton, Maryland 21922                       1999  (4)    2,282                   --                     592
                                                                           ---------               ---------
                                                                           $  74,477               $     970
                                                                           =========               =========

-------------
(1) Original lease signed 11/74 for 20 years with five year renewals. Currently paying $1,540 per month. A lease extension was signed 1/16/95 for 10 years with 5 year renewals.
(2) Original lease signed 5/23/95 for five years with three successive five year renewals. Currently paying $1,785 per month.
(3) Lease assumed as a result of branch purchase on September 30, 1999. Currently paying $1,568 per month until March 2003.
(4) Building acquired by Cecil Federal as a result of the acquisition of Susquehanna Branches in September 1999. The Bank plans to hold the property, which is adjacent to its main office, for future expansion.

     The net book value of Cecil's office furniture, fixtures, and equipment was $422,126 as of December 31, 2000.

     COLUMBIAN. The following table sets forth certain additional information regarding Columbian's office facilities as of December 31, 2000.

                                             YEAR           SQUARE
                                            OPENED          FOOTAGE        DEPOSITS              NET BOOK VALUE
                                            ------          -------        --------              --------------
                                                                                    (IN THOUSANDS)
Main Office:
303-307 St. John Street
Havre de Grace, Maryland  21078             1970            3,335          $ 20,668                 $    105

Route 40 Office:
1609 Pulaski Hwy
Havre de Grace, Maryland                    2000            2,500               768                      753
                                                                           ---------                --------
                                                                           $  21,436                $    858
                                                                           =========                ========

     The net book value of Columbian's office furniture, fixtures and equipment was $252,817 as of December 31, 2000.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                       [LETTERHEAD OF STEGMAN & COMPANY]


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland


     We have audited the accompanying consolidated statement of financial condition of Cecil Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of December 31, 1999 and for the year then ended were audited by other independent auditors whose report dated February 23, 2000 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the accompanying consolidated statement of financial condition as of December 31, 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                            /s/Stegman & Company



Baltimore, Maryland
February 2, 2001

                     [LETTERHEAD OF SIMON MASTER & SIDLOW]



BOARD OF DIRECTORS AND STOCKHOLDERS
CECIL BANCORP, INC. AND SUBSIDIARIES
ELKTON, MARYLAND



                          Independent Auditors' Report
                          ----------------------------



     We have audited the accompanying consolidated statements of financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion of these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditng standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of CECIL BANCORP, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     As discussed in Note 22 to the financial statements, an error resulting in an overallotment of previously reported compensation and benefits expense as of December 31, 1998 was discovered during the current year. Accordingly, the 1998 financial statements have been restated to correct the error.


                                                /s/ Simon, Master & Sidlow, P.A.



February 23, 2000

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999

  ASSETS                                                                   2000                 1999
                                                                           ----                 ----

   Cash and due from banks                                            $   1,530,547         $  2,328,170
   Interest bearing deposits with banks                                   2,350,059            3,653,911
   Federal funds sold                                                            --               50,000
   Investment securities:
     Securities held-to-maturity (fair value of $5,295,467
     in 2000 and $6,252,081 in 1999)                                      5,335,289            6,550,880
   Securities available-for-sale at fair value                            2,612,882            3,181,992

   Loans receivable, net                                                102,581,572           92,098,839
   Property and equipment - net                                           2,501,931            2,008,791
   Real estate owned                                                        254,994              371,178
   Stock in Federal Home Loan Bank of Atlanta - at cost                     905,000              657,800
   Accrued interest receivable                                              824,683              618,702
   Goodwill, net                                                          2,463,711            2,745,278
   Other assets                                                             600,032              658,314
                                                                       ------------         ------------
       TOTAL ASSETS                                                    $121,960,700         $114,923,855
                                                                       ============         ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
   Savings deposits                                                    $ 95,913,387         $101,217,544
   Advance payments by borrowers for property
     taxes and insurance                                                    681,853              777,509
   Employee stock ownership plan debt                                       154,032              192,540
   Other liabilities                                                        545,142              529,802
   Advances from Federal Home Loan Bank of Atlanta                       13,250,000            1,500,000
                                                                       ------------         ------------

       Total liabilities                                                110,544,414          104,217,395
                                                                       ------------         ------------

  STOCKHOLDERS' EQUITY:
   Common  stock,  $.01 par  value;  authorized  4,000,000
     shares,  issued  and outstanding 621,488 shares in
     2000 and 615,742 shares in 1999                                          6,215                6,158
   Additional paid in capital                                             5,046,082            4,898,025
   Employee stock ownership plan debt                                      (154,032)            (192,540)
   Deferred compensation - Management Recognition Plan                      (22,565)             (45,383)
   Retained earnings                                                      6,543,202            6,063,589
   Accumulated other comprehensive loss, net                                 (2,616)             (23,389)
                                                                       ------------         -------------

       Total stockholders' equity                                        11,416,286           10,706,460
                                                                       ------------         ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                        $121,960,700         $114,923,855
                                                                       ============         ============

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                           2000                 1999
                                                                           ----                 ----
  INTEREST INCOME:
   Interest and fees on loans                                            $8,528,703           $6,769,717
   Interest on investment securities                                        515,080              532,116
   Dividends on Federal Home Loan Bank stock                                 62,526               49,604
   Other interest-earning assets                                            256,746              423,788
                                                                         ----------           ----------

         Total interest income                                            9,363,055            7,775,225
                                                                         ----------           ----------

  INTEREST EXPENSE:
   Interest expense on deposits                                           4,170,035            3,828,321
   Interest expense on FHLB advances                                        705,275              166,172
                                                                         ----------           ----------

         Total interest expense                                           4,875,310            3,994,493
                                                                         ----------           ----------

  NET INTEREST INCOME                                                     4,487,745            3,780,732

  PROVISION FOR LOAN LOSSES                                                 305,000              125,000
                                                                         ----------           ----------

  NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                        4,182,745            3,655,732
                                                                         ----------           ----------

  NONINTEREST INCOME:
   Checking account fees                                                    281,788              201,898
   ATM fees                                                                  84,149               57,091
   Gain on sale of loans                                                         --               23,971
   Commission income                                                        115,233               76,787
   Other                                                                     92,319               57,695
                                                                         ----------           ----------

         Total noninterest income                                           573,489              417,442
                                                                         ----------           ----------

  NONINTEREST EXPENSE:
   Salaries and employee benefits                                         1,739,472            1,504,892
   Occupancy expense                                                        202,505              143,844
   Equipment and data processing expense                                    448,349              336,794
   SAIF deposit insurance premium                                            70,633               85,338
   Branch acquisition expense                                                    --               94,560
   Goodwill amortization                                                    281,567               70,391
   Other                                                                    827,042              692,279
                                                                         ----------           ----------

         Total noninterest expense                                        3,569,568            2,928,098
                                                                         ----------           ----------

  INCOME BEFORE INCOME TAXES                                              1,186,666            1,145,076

  INCOME TAX EXPENSE                                                        467,353              474,838
                                                                         ----------           ----------

  NET INCOME                                                             $  719,313           $  670,238
                                                                         ==========           ==========

  Basic net income per common share                                           $1.20                $1.14
                                                                              =====                =====

  Diluted net income per common share                                         $1.18                $1.12
                                                                              =====                =====

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                 Deferred
                                                                     Employee   Compensation-             Accumulated
                                                       Additional      Stock     Management                 Other         Total
                                            Common      Paid-in      Ownership  Recognition   Retained  Comprehensive  Stockholders'
                                            Stock       Capital        Plan        Plan       Earnings   Income (Loss)   Equity
                                            ------     ----------    ---------  -----------   --------  -------------- ------------
  BALANCES AT JANUARY 1, 1999               $6,065    $4,735,470    $(231,048)  $(80,676)    $5,628,467    $ 15,924    $10,074,202

   Comprehensive income:
     Net income                               -             -            -          -           670,238        -           670,238
     Other comprehensive loss, net of
       related income tax effect              -             -            -          -              -        (39,313)       (39,313)
                                                                                                                       -----------
         Total comprehensive income           -             -            -          -              -           -           630,925
   Cash dividends paid                        -             -            -          -          (235,116)       -          (235,116)
   Repayment of ESOP debt                     -             -          38,508       -              -           -            38,508
   Release of ESOP shares                     -           38,508         -          -              -           -            38,508
   Deferred compensation amortization         -             -            -        35,293           -           -            35,293
   Stock options exercised                      93        99,099         -          -              -           -            99,192
   Release of vested MRP shares               -           24,948         -          -              -           -            24,948
                                            ------    ----------    ---------   --------     ----------    --------    -----------

  BALANCES AT DECEMBER 31, 1999              6,158     4,898,025     (192,540)   (45,383)     6,063,589     (23,389)    10,706,460

   Comprehensive income:
     Net income                               -            -             -          -           719,313        -           719,313
     Other comprehensive income, net of
       related income tax effect              -            -             -          -              -         20,773         20,773
                                                                                                                       -----------
         Total comprehensive income           -            -             -          -              -           -           740,086
   Cash dividends paid                        -            -             -          -          (239,700)       -          (239,700)
   Repayment of ESOP debt                     -            -           38,508       -              -           -            38,508
   Release of ESOP shares                     -           38,508         -          -              -           -            38,508
   Deferred compensation amortization         -            -             -        37,352           -           -            37,352
   Funding of Management Recognition Plan     -            -             -       (14,534)          -           -           (14,534)
   Stock purchased by dividend
     reinvestment plan                          37        71,133         -          -              -           -            71,170
   Stock options exercised                      20        21,980         -          -              -           -            22,000
   Release of vested MRP shares               -           16,436         -          -              -           -            16,436
                                            ------    ----------    ---------   --------     ----------    --------    -----------

  BALANCES AT DECEMBER 31, 2000             $6,215    $5,046,082    $(154,032)  $(22,565)    $6,543,202    $ (2,616)   $11,416,286
                                            ======    ==========    =========   ========     ==========    ========    ===========

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                           2000                 1999
                                                                           ----                 ----
  OPERATING ACTIVITIES:
    Adjustments  to  reconcile  net  income to net cash
    provided  by  operating activities:
      Net income                                                       $    719,313         $    670,238
      Depreciation and amortization                                         472,006              231,042
      Provision for loan losses                                             305,000              125,000
      Gain on sale of loans                                                      --              (23,971)
      Deferred income taxes                                                 (43,404)            (117,711)
      Stock dividends received                                              (85,591)            (151,787)
      Distribution from management recognition plan trust                    53,788               60,241
      Origination of loans held for sale                                         --           (3,220,300)
      Proceeds from sales of loans held for sale                                 --            1,149,335
      Net change in:
        Accrued interest receivable and other assets                       (214,409)            (472,207)
        Other liabilities                                                    15,340             (142,936)
                                                                       ------------         ------------

             Net cash provided (used) by operating activities             1,308,851           (1,657,634)
                                                                       ------------         ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities available for sale                         --           (8,086,172)
    Proceeds from maturities, calls and principal payments
      of investment securities held-to-maturity                           1,240,556            8,363,438
    Proceeds from maturities, calls and principal payments
      of investment securities available-for-sale                           675,474            1,287,175
    Proceeds from sale of stock in Federal Home Loan Bank                        --               27,700
    Purchase of stock in Federal Home Loan Bank                            (247,200)             (13,200)
    Net increase in loans                                               (10,887,450)         (12,996,150)
    Proceeds from sales of foreclosed real estate                           214,242               23,425
    Purchase of real estate owned                                                --             (206,861)
    Purchases of property and equipment - net                              (683,579)            (164,568)
                                                                       ------------         ------------

              Net cash used by investing activities                      (9,687,957)         (11,765,213)
                                                                       ------------         ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                                             (5,304,157)          (8,633,350)
    Branch acquisition                                                           --           18,417,620
    Decrease in advance payments by borrowers
      for property taxes and insurance                                      (95,656)             (44,116)
    Proceeds from issuance of common stock                                   93,170               99,192
    Net increase (decrease) in advances from
      Federal Home Loan Bank                                             11,750,000             (250,000)
    Unearned ESOP compensation decrease                                      38,508               38,508
    Funding of management recognition plan                                  (14,534)                  --
    Payments of cash dividends                                             (239,700)            (235,116)
                                                                       ------------         ------------

              Net cash provided by financing activities                   6,227,631            9,392,738
                                                                       ------------         ------------

CECIL BANCORP, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2000 and 1999

                                                                           2000                 1999
                                                                           ----                 ----
  DECREASE IN CASH AND CASH EQUIVALENTS                                 $(2,151,475)         $(4,030,109)

  CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                   6,032,081           10,062,190
                                                                        -----------          -----------

  CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                       $ 3,880,606          $ 6,032,081
                                                                        ===========          ===========


  Supplemental disclosure of cash flows information:
   Cash paid for income taxes                                           $   594,396          $   644,929
   Cash paid for interest                                                 4,875,214            3,994,493

  Supplemental disclosure of noncash investing and financing activities:
   Conversion of loans receivable to real estate owned                      $99,717              $   -
                                                                            =======              =======

  Cash received in branch acquisition:
   Assumption of savings deposits liabilities                             $   -              $22,176,092
   Loans receivable obtained                                                  -                  (71,690)
   Office properties, equipment and leasehold
     improvements obtained                                                    -                 (871,113)
   Goodwill obtained                                                          -               (2,815,669)
                                                                          ---------          -----------

  Net cash received in branch acquisition                                 $   -              $18,417,620
                                                                          =========          ===========


                      CECIL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1. NATURE OF OPERATIONS

     Cecil Bancorp, Inc. (the Corporation) is a savings and loan holding company, and is the parent company of Cecil Federal Savings Bank ("Cecil") and Columbian Bank ("Columbian") (the "Banks"). Cecil and Columbian operate as separate entities. The consolidated financial statements include the accounts of the Corporation, the Banks, and Cecil's wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation
     ---------------------------------------

          The consolidated financial statements include the accounts of the Corporation and its two subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 presentation. The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States and the prevailing practices within the banking industry.

     Use of Estimates
     ----------------

          The  preparation  of  the  financial  statements  in  conformity  with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Cash Flows
     -----------------------

          The   Corporation  has  defined  cash  and  cash  equivalents  in  the statements of cash flows as those amounts included in the consolidated statements of condition captions "cash and due from banks", "interest-bearing deposits with banks" and "federal funds sold".

     Investment Securities
     ---------------------

          Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost.

          Securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately through accumulated other comprehensive income, net of tax.

          Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. The adjusted cost of specific securities sold is used to compute gains or losses on sales.

     Loans
     -----

          Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale or securitization are valued at the lower of carrying cost or fair value.

          Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs and unearned discounts are amortized as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

          Commercial loans and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due, terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonperforming status, unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is assured and is in the process of collection. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral no later than when the loan become 180 days past due. Consumer loans are subject to mandatory charged-off at a specified delinquency date and are usually not classified as nonperforming prior to being charged off.

     Allowance for Loan Losses
     -------------------------

          The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events in specific industries and geographical areas, and other pertinent factors including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as its requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. When loans are identified for sale, attributed loan loss allowance is reclassified as a direct reduction to the carrying value of the loans.

     Property and Equipment
     ----------------------

          Properties and equipment are stated at cost less accumulated depreciation and amortization. Buildings and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.

     Real Estate Owned
     -----------------

          Real estate owned represents assets that have been acquired through foreclosure. These assets are recorded on the books of the Banks at the lower of cost or fair value less estimated costs to dispose and are included in other assets.

     Goodwill
     --------

          Goodwill represents the premium paid in excess of the fair value of assets and liabilities acquired in a branch purchase transaction. These premiums are being amortized on a straight line basis over 10 years. On a periodic basis, management reviews goodwill and other intangible assets to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded. Amortization expense related to this goodwill was $281,567 and $70,391 for the years ending December 31, 2000 and 1999, respectively.

     Income Taxes
     ------------

          The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income for financial statement purposes, rather than amounts reported on the Corporation's income tax return.

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     Loan Servicing
     --------------

          The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

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

     Stock-Based Compensation
     ------------------------

          The Corporation's stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant.

     Advertising
     -----------

          Advertising  costs are expensed as incurred.  Advertising  expense was
$27,661  and  $50,843  for  the  years  ended   December   31,  2000  and  1999,
respectively.

     Segment Information
     -------------------

          The Corporation is in one business segment, the savings and loan banking business, and offers banking products to customers in Cecil and Harford Counties, Maryland. Accordingly, management evaluates the Corporation's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities.

     Earnings Per Share
     ------------------

          Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period less unallocated ESOP shares. Diluted earnings per share is calculated by dividing such net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the Treasury stock method.

     Comprehensive Income
     --------------------

          The Corporation reports comprehensive income which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Corporation's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

          Statement of Financial Accounting Standard ("SFAS"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

          The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. These statements should not have a material impact on the Corporation's results of operations.

     Accounting for Transfers and Servicing of Financial
     ---------------------------------------------------
        Assets and Extinguishments of Liabilities
        -----------------------------------------

          SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and replaces SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures related to transferred assets.

          Certain provisions of the statement related to the recognition, reclassification and disclosure of collateral, as well as the disclosure of securitization transactions, became effective for the Corporation for 2000 year-end reporting. Other provisions related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001.

          Based on current circumstances and after consideration of planned revisions to existing securitization agreements to conform them to the requirements of SFAS No. 140, management believes the application of the new rules will not have a material impact on the Corporation's results of operations, financial position or liquidity.

4. INVESTMENT SECURITIES

          Investment   securities  have  been  classified  in  the  consolidated
statements of financial position according to management's intent.

         Investment securities at December 31, 2000 and 1999 are summarized as follows:

                                                                                                 2000
                                                            -------------------------------------------------------------
                                                                                Gross            Gross         Estimated
                                                            Amortized         Unrealized        Unrealized       Fair
                                                                Cost            Gains            Losses          Value
                                                            -----------       ----------       -----------    -----------
Available for Sale:
   U. S. Treasury Securities and obligations
     of U. S. Government and Federal agencies                $  500,000            $ -             $  780      $  499,220
   Mutual funds                                                 918,052              -              3,482         914,570
   Mortgage-backed securities                                 1,201,496             713             3,117       1,199,092
                                                             ----------            ----            ------      ----------

                                                             $2,619,548            $713            $7,379      $2,612,882
                                                             ==========            ====            ======      ==========
                                                                                                 1999
                                                            -------------------------------------------------------------
                                                                                Gross            Gross         Estimated
                                                            Amortized         Unrealized        Unrealized       Fair
                                                                Cost            Gains            Losses          Value
                                                            -----------       ----------       -----------    -----------
Available for Sale:
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies                $  500,000       $   -               $17,810      $  482,190
   Mutual funds                                                 860,248           -                14,239         846,009
   Mortgage-backed securities                                 1,859,850           -                 6,057       1,853,793
                                                             ----------       ---------           -------      ----------

                                                             $3,220,098       $   -               $38,106      $3,181,992
                                                             ==========       =========           =======      ==========

                                                                                                 2000
                                                            -------------------------------------------------------------
                                                                                Gross            Gross         Estimated
                                                            Amortized         Unrealized        Unrealized       Fair
                                                                Cost            Gains            Losses          Value
                                                            -----------       ----------       -----------    -----------
Held to Maturity:
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies                $4,504,722         $26,773           $53,681      $4,477,814
   Mortgage-backed securities                                   830,567           6,849            19,763         817,653
                                                             ----------         -------           -------      ----------

                                                             $5,335,289         $33,622           $73,444      $5,295,467
                                                             ==========         =======           =======      ==========

                                                                                                 1999
                                                            -------------------------------------------------------------
                                                                                Gross            Gross         Estimated
                                                            Amortized         Unrealized        Unrealized       Fair
                                                                Cost            Gains            Losses          Value
                                                            -----------       ----------       -----------    -----------
Held to Maturity:
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies                $5,479,757       $   -              $276,906      $5,202,851
   Mortgage-backed securities                                 1,071,123           -                21,893       1,049,230
                                                             ----------       --------           --------      ----------

                                                             $6,550,880       $   -              $298,799      $6,252,081
                                                             ==========       ========           ========      ==========

     The amortized costs and estimated fair values U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2000 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                                                           Estimated
                                                                                     Amortized                Fair
                                                                                       Cost                   Value
                                                                                    -----------            ----------

         Due in one year or less                                                    $   998,386            $1,002,813
         Due in one year through five years                                             300,000               298,394
         Due after five years through ten years                                       1,225,000             1,218,859
         Due after ten years                                                          2,481,336             2,456,968
                                                                                     ----------            ----------

                                                                                     $5,004,722            $4,977,034
                                                                                     ==========            ==========

          There were no sales of investment securities during the years ended December 31, 2000 and 1999.

5. LOANS RECEIVABLE

          The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The ability and willingness of loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers geographic area and the general economy.

          A summary of loans receivable follows:

                                                                                         2000                     1999
                                                                                     ------------            ------------
         First mortgage loans:
           1 - 4 dwelling units                                                      $ 65,758,249             $61,353,811
           5 or more                                                                      962,694                 747,635
           Nonresidential                                                               6,299,554               5,138,128
           Land                                                                         3,924,769               1,690,448
           Construction                                                                 6,359,503               8,618,861
                                                                                     ------------             -----------
                                                                                       83,304,769              77,548,883
                                                                                     ------------             -----------


         Other loans:
           Home equity loans                                                         $  8,137,929             $ 6,936,416
           Commercial loans                                                             5,335,371               4,172,750
           Home improvement loans                                                           2,488                  11,152
           Consumer loans                                                               7,307,995               7,677,779
           Loans on savings deposits                                                      883,068                 819,751
           Education                                                                       41,167                  47,419
                                                                                     ------------             -----------
                                                                                       21,708,018              19,665,267
                                                                                     ------------             -----------

                  Total loans                                                         105,012,787              97,214,150

         Less:
           Undisbursed proceeds on loans in process                                    (1,612,667)             (4,335,592)
           Deferred loan fees                                                            (399,823)               (345,204)
           Allowance for loan losses                                                     (418,725)               (434,515)
                                                                                     ------------             -----------

                                                                                     $102,581,572             $92,098,839
                                                                                     ============             ===========

          The Banks serviced loans for others in the approximate amount of $13,100,000 and $13,776,000 in 2000 and 1999, respectively.

          An analysis of the allowance for loan losses for the years ended December 31, 2000 and 1999 is as follows:

                                                                                       2000                        1999
                                                                                     ---------                  ---------

         Balance at beginning of period                                               $434,515                   $402,309
         Provision charged to operations                                               305,000                    125,000
         Charge-offs, net                                                             (320,790)                   (92,794)
                                                                                      --------                  ---------

         Balance at end of period                                                     $418,725                   $434,515
                                                                                      ========                   ========

          Commercial and commercial real estate loans are considered impaired when it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status. Loans that are returned to accrual status are no longer considered to be impaired.

          The allowance for loan losses includes impairment reserves related to loans that are identified as impaired, which are based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Loans that experience insignificant payment delays (less than 60 days) and insignificant shortfalls in payment amounts (less than 10%) generally are not classified as impaired. Restructured loans are reported as impaired in the year of restructuring. Thereafter, such loans may be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms. A loan is classified as real estate owned when the Corporation has taken possession of the collateral, regardless of whether formal foreclosure proceedings take place.

          The following table sets forth nonperforming loans as of December 31, 2000 and 1999. Nonperforming loans are defined as loans which are on nonaccrual status and loans which have been restructured. Interest income foregone on nonperforming loans totaled $30,195 and $57,588 for the years ended December 31, 2000 and 1999, respectively. Interest income recognized on the nonperforming loans approximated $28,905 and $47,001 for the years ended December 31, 2000 and 1999, respectively.

                                                                                    2000                  1999
                                                                                  --------              --------

              Nonaccrual loans                                                    $397,000              $874,000
              Restructured loans                                                    -                     -
                                                                                  --------              --------


                  Total nonperforming loans                                       $397,000              $874,000
                                                                                  ========              ========

              Accruing loans past due 90 days or more                             $242,000              $331,000
                                                                                  ========              ========

          At December 31, 2000, the Banks had outstanding commitments to originate loans as follows:

                                                              Fixed Rate          Variable Rate
                                                                (9.25% -             (8-1/8% -
                                                                  10%)                10.25%)                Total
                                                              ------------        ---------------         ------------

         First mortgages                                          $173,000            $1,054,700            $1,227,700

6.  OFFICE PROPERTIES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Office properties, equipment and leasehold improvements are summarized by major classifications as follows:

                                                                                       2000                     1999
                                                                                    ----------              -----------

           Land                                                                     $  298,500              $    65,161
           Buildings and improvements                                                1,784,532                1,246,997
           Construction in progress                                                     -                       261,046
           Furniture, fixtures and equipment                                         1,153,744                1,001,018
           Leasehold improvements                                                      241,323                  234,071
                                                                                    ----------             ------------
                                                                                     3,478,099                2,808,293
           Accumulated depreciation                                                    976,168                  799,502
                                                                                    ----------             ------------

                                                                                    $2,501,931               $2,008,791
                                                                                    ==========               ==========

          Depreciation expense for the years ended December 31, 2000 and 1999 was $190,439 and $139,397, respectively.

          During the year ended December 31, 2000 interest costs of $18,618 were capitalized as a cost of construction.

          Cecil leases two of its branch facilities under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2000:

                  Year ending December 31:
                         2001                                 $ 73,950
                         2002                                   64,151
                         2003                                   44,310
                         2004                                   44,310
                         2005                                   35,005
                         Thereafter                             27,612
                                                              --------

                                                              $289,338
                                                              ========
7. FEDERAL HOME LOAN BANK STOCK

          Investment in stock of the FHLB is required of every federally-insured savings bank. The Banks must own capital stock in an amount equal to the greater of 1% of their residential mortgages and mortgage-backed securities, or 3/10th of 1% of total assets. No ready market exists for the bank stock, and it has no quoted market value.

8. ACCRUED INTEREST RECEIVABLE

          Accrued interest receivable at December 31, 2000 and 1999, consists of the following:

                                                         2000             1999
                                                       --------         --------

          Loans receivable                             $679,805         $511,758
          Mortgage-backed securities                     12,796           20,016
          Investment securities                         132,082           86,928
                                                       --------         --------

                                                       $824,683         $618,702
                                                       ========         ========

9. SAVINGS DEPOSITS

          The following is a summary of savings deposits as of December 31:

                                                                        2000                            1999
                                                               ------------------------        --------------------------
                                                                              Weighted                          Weighted
                                                                               Average                           Average
                                                                 Amount          Rate            Amount            Rate
                                                               -----------    ---------        ------------     ---------
     N.O.W. and Money Market accounts                          $11,469,018        1.84         $ 12,473,084        1.84
     Savings accounts                                           15,915,699        2.33           17,480,165        2.37
     Term certificates                                          63,224,294        5.05           66,645,697        5.32
     Checking accounts                                           5,304,376                        4,618,598
                                                               -----------                     ------------

                                                               $95,913,387                     $101,217,544
                                                               ===========                     ============

          A summary of certificate accounts by maturity as of December 31, 2000 follows:

                 Under 12 months                              $45,388,026
                 12 months to 24 months                        10,526,681
                 24 months to 36 months                         4,156,071
                 Over 36 months                                 3,153,516
                                                              -----------

                                                              $63,224,294
                                                              ===========

          Eligible savings accounts are insured up to $100,000 by the Savings Association Insurance Fund.

          Savings deposits include certificates of deposit in denominations of $100,000 or more aggregating $20,037,808 and $18,441,625 as of December 31, 2000
and 1999, respectively.

          The Banks held deposits of approximately $1,017,441 for related parties at December 31, 2000.

10.   ADVANCES FROM FEDERAL HOME LOAN BANK OF ATLANTA

          At December 31, 2000, short-term advances consist of the following:

                        Maturity                  Interest
                          Date                      Rate                     2000
                        ---------                 --------                -----------

                 September 4, 2001                  6.35%                 $ 7,750,000
                 November 20, 2001                  6.35%                   5,500,000
                                                                          -----------

                 Total advances from Federal Home Loan Bank of Atlanta    $13,250,000
                                                                          ===========

          The Banks have lines of credit with the Federal Home Loan Bank of Atlanta ("FHLB") with a total maximum available balance of $16,790,000. As of December 31, 2000, $3,540,000 was available to be drawn against the lines of credit.

           Wholly owned first mortgage loans on 1 - 4 dwelling units with unpaid principal balances of approximately $61,200,000 were pledged to the FHLB as collateral on advances.

12. INCOME TAXES

           Income tax expense for the years ended December 31 consists of:

                                                                  2000             1999
                                                               ----------       ---------
           Current income taxes:
            Federal ...................................       $ 412,034        $ 477,787
             State .....................................          98,723          114,761
                                                               ---------        ---------
                                                                 510,757          592,548
                                                               ---------        ---------
           Deferred income taxes:
             Federal ...................................         (35,537)         (96,375)
             State .....................................          (7,867)         (21,335)
                                                               ---------        ---------
                                                                 (43,404)        (117,710)
                                                               ---------        ---------

           Total income tax expense ....................       $ 467,353        $ 474,838
                                                               =========        =========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                                                          2000                 1999
                                                                                        --------             ---------
           Deferred tax assets:
              Deferred loan origination fees                                            $103,013              $ 80,676
              Loan loss allowance                                                        158,753               167,811
              Reserve for uncollected interest                                            11,662                22,241
              Tax basis of foreclosed real estate in excess of book                       16,655                16,655
              Deferred compensation                                                      101,936               110,937
              Interest collected in advance                                                8,177                 8,287
              Net unrealized loss on available for sale securities                         1,646                14,717
              Tax basis of goodwill in excess of book                                     64,924                30,104
              Other                                                                        2,337                 3,332
                                                                                        --------              --------

                  Total gross deferred tax assets                                        469,103               454,760
                                                                                        --------              --------

           Deferred tax liabilities:
              FHLB stock dividends                                                        27,691                27,691
              Tax reserves for bad debts                                                  66,495                91,001
              Mortgage servicing rights                                                   61,877                41,402
              Tax accumulated depreciation in excess of book                              25,992                37,329
                                                                                        --------              --------

                  Total gross deferred tax liabilities                                   182,055               197,423
                                                                                        --------              --------

           Net deferred tax assets                                                      $287,048              $257,337
                                                                                        ========              ========

          A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

                                                                                         2000               1999
                                                                                        ------             -------
           Federal income tax rate                                                      34.00%             34.00%
              Increase resulting from:
                State income taxes, net of federal
                  income tax benefit                                                     5.00               5.39
                Other                                                                     .38               2.08
                                                                                        -----              -----

           Effective tax rate                                                           39.38%             41.47%
                                                                                        =====              =====

          At December 31, 2000 and 1999, there is no valuation allowance maintained against the deferred tax assets. The Corporation expects to fully realize the benefit of the deferred tax assets.

12. RETAINED EARNINGS

          Retained earnings are restricted by regulatory requirements and federal income tax requirements.

          In connection with the insurance of savings accounts by SAIF, the Banks are required to meet certain capital requirements based on computations prescribed by the Office of Thrift Supervision ("OTS").

          Payment of dividends on the common stock of the Corporation will be subject to the availability of funds from dividend distributions of the Banks, which are subject to various restrictions. Under regulations for the OTS, the Banks are not permitted to pay dividends on their common stock if their regulatory capital is reduced below the amount required for the "liquidation account" or the capital requirements imposed by FIRREA and the OTS. Since the banks meet the fully phased-in capital requirements under FIRREA, they may pay a cash dividend on their capital stock as long as the proposed dividend does not exceed the Bank's aggregate net income, less dividends paid, for the two preceding years and the current year-to-date.

          Cecil Bancorp has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership in the Company by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan.

13. REGULATORY CAPITAL MATTERS

          The Banks are subject to various regulatory capital requirements administered by their primary federal regulator, the OTS. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have direct material effect on the Banks and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines involving quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of: total risk-based capital to risk-weighted assets, Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2000, that the Banks meet all the capital adequacy requirements to which they are subject.

          As of December 31, 2000, the most recent notification from the OTS, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Banks will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the following table. There are no events or conditions since the most recent notification that management believes have changed the Banks' prompt corrective action category.

          The following tables illustrate the actual and required amounts and ratios for the Corporation and the Banks as set forth by the FDIC and the OTS at the dates indicated:

                                                                                                 To be Well Capitalized
                                                                                                Under Prompt Corrective
                                                                      Actual                        Action Provisions
                                                             ----------------------            ------------------------
                                                             Amount          Ratio             Amount            Ratio
                                                             ------         -------            ------            -----
                                                                (in thousands)                     (in thousands)
      CECIL
      -----
      As of December 31, 2000:
         Total risk-based capital
           (to risk-weighted assets)                         $6,959         10.32%             $6,741            10.00%
         Tier I capital
           (to risk-weighted assets)                          6,724          9.97               4,045             6.00
         Tier I capital
           (to adjusted total assets)                         6,724          7.45               4,514             5.00
         Tangible capital
           (to adjusted total assets)                         6,724          7.45               1,354             1.50

      As of December 31, 1999:
         Total risk-based capital
           (to risk-weighted assets)                         $5,999         10.06%             $5,964             10.00%
         Tier I capital
           (to risk-weighted assets)                          5,744          9.63               3,578              6.00
         Tier I capital
           (to adjusted total assets)                         5,744          6.79               4,228              5.00
         Tangible capital
           (to adjusted total assets)                         5,744          6.79               1,283              1.50

      COLUMBIAN
      ---------
      As of December 31, 2000:
         Total risk-based capital
           (to risk-weighted assets)                         $2,187         13.35%             $1,638            10.00%
         Tier I capital
           (to risk-weighted assets)                          2,051         12.52                 983             6.00
         Tier I capital
           (to adjusted total assets)                         2,051          7.00               1,466             5.00
         Tangible capital
           (to adjusted total assets)                         2,051          7.00                 440             1.50

      As of December 31, 1999:
         Total risk-based capital
           (To risk-weighted assets)                         $2,240         15.05%             $1,489             10.00%
         Tier I capital
           (to risk-weighted assets)                          2,104         14.14                 893              6.00
         Tier I capital
           (to adjusted total assets)                         2,104          7.58               1,389              5.00
         Tangible capital
           (to adjusted total assets)                         2,104          7.58                 417              1.50


14. OFFICER, DIRECTOR, AND EMPLOYEE BENEFIT PLANS

          Employee Stock Ownership Plan
          -----------------------------

          The Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Corporation or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Corporation. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The outstanding loan balance is included as a liability in the accompanying consolidated statements of financial condition, and the Corporation's obligation related to the ESOP debt is reflected as a reduction in stockholders' equity. The loan is to be paid in annual installments of $38,508 plus interest at prime plus 1% (10.50% at December 31, 2000) over a ten year period. Payments began on December 31, 1995. The Banks contribute sufficient cash funds to the ESOP to repay the loan, plus such other amounts as the Corporation's Board of Directors may determine in its discretion.

          Contributions to the ESOP and shares released from the suspense account are to be allocated among participants on the basis of their annual wages subject to federal income tax withholding, plus any amounts withheld under a plan qualified under Sections 125 or 401(k) of the Code and sponsored by the Corporation. Participants must be employed at least 1,000 hours in a calendar year in order to receive an allocation. Forfeitures will be reallocated to participants on the same basis as other contributions. Dividends paid on allocated shares are expected to be credited to participant accounts within the ESOP, or paid to participants; dividends on unallocated shares are expected to be used to repay the ESOP loan. The Corporation is to administer the ESOP.

          The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholders' equity. As shares are released from collateral, the Banks record compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings per share computations. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. ESOP compensation expense was $21,346 and $44,833 in 2000 and 1999, respectively. The ESOP shares as of December 31, 2000 were as follows:

              Shares released for allocation                           23,106
              Shares distributed                                       (2,662)
              Unreleased shares                                        15,402
                                                                       ------

                      Total ESOP shares                                35,846
                                                                       ======

              Fair value of unreleased shares at December 31, 2000   $302,264
                                                                     ========

     Stock-based Compensation Plans
     ------------------------------

          In 1995, the Corporation formed a Management Recognition Plan ("MRP"), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation.

          The Corporation contributed funds in the amount of $263,351 to the MRP to enable it to acquire the shares of stock that will be required to fund the MRP (18,174 shares). The number of shares awarded for the year ended December 31, 1995 was 17,807. Subsequently, in 1999, an additional 1,540 shares were awarded and necessitated the purchase of 678 shares in 2000, for which the Corporation contributed funds in the amount of $14,534. All awards under the MRP are earned and nonforfeitable by a participant at the rate of one-fifth per year of service.

          The amounts contributed by the Corporation to the MRP are being amortized to compensation expense as the plan participants become vested in those shares. Compensation expense in connection with the MRP was $23,335 and $59,116 in 2000 and 1999, respectively. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

          The following table summarizes information about the management recognition plan at December 31:

                                                            2000           1999
                                                           ------        -------

              Outstanding shares at beginning of year        3,130        5,564
              Vested and paid shares                        (2,576)      (2,434)
              Purchased shares                                 678          -
                                                            ------       ------

              Outstanding shares at end of year              1,232        3,130
                                                            ======       ======

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

          In accordance with the stock option plans, a total of 57,838 shares of unissued common stock are reserved for issuance pursuant to incentive stock options. The number of shares reserved for the option plans did not change in 2000.

          The Company's 1995 Stock Option Plan has authorized the grant of options to management personnel for up to 44,519 shares of the Corporation's common stock. All options granted have 10 year terms and vest over a period of 5 years.

          A summary of the Corporation's stock option activity, and related information for the year ended December 31 is as follows:

                                                                 2000                                1999
                                                       --------------------------          ----------------------------
                                                                      Weighted-                             Weighted-
                                                                       Average                               Average
                                                       Shares      Exercise Price          Shares        Exercise Price
                                                       ------      --------------          ------        --------------

         Outstanding at beginning of year              27,366           $12.34              32,785             $11.07
         Granted                                          -                -                 3,852              25.00
         Exercised                                     (2,000)          (11.00)             (9,271)            (10.70)
                                                       ------                               ------

         Outstanding at end of year                    25,366           $12.45              27,366             $12.34
                                                       ======                               ======

         Options exercisable at year end               22,547                               18,106
                                                       ======                               ======

          The  following  table  summarizes   information  about  stock  options
outstanding at December 31, 2000:

                                                 Options Outstanding                       Options Exercisable
                                    ------------------------------------------------    -----------------------------
                                                       Average        Weighted                            Weighted
                                                     Remaining         Average                             Average
               Exercise               Number            Life          Exercise           Number           Exercise
            Price Range             Outstanding        (Years)          Price           Exercisable         Price
            -----------             -----------      ----------       ---------         -----------       --------

         $5.53 - $25.00                25,366            5.09          $12.45               22,547          $10.71

          The per share weighted average fair value of stock options granted during 1999 was $13.85, on the date of the grants using the Black Scholes option-pricing model as a valuation technique with the following average assumptions: 3% expected dividend yield, 5.9% risk-free interest rate, expected life, 7.25 years and; expected volatility, 21%. These options vest over a period of 5 years. There were no options granted during the year ended December 31, 2000.

          For financial statement purposes, the Corporation measures the compensation costs of its stock option plans under Accounting Principles Board
(APB) Opinion No. 25 whereby, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Corporation's common stock. Had the Corporation determined cost based on the fair value at the grant date for its stock options under SFAS Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended December 31, 2000 and 1999 would have been reduced to the pro forma amounts indicated on the following page:

                                                                                          Earnings per Share
                                                                                        ------------------------
                                                                  Net Income            Basic            Diluted
                                                                  ----------            -----            -------
              December 31, 2000
                As reported                                        $719,313             $1.20             $1.18
                Pro forma                                           703,973              1.18              1.16

              December 31, 1999
                As reported                                         670,238              1.14              1.12
                Pro forma                                           665,518              1.13              1.12

     Retirement Plan for Non-Employee Directors
     ------------------------------------------

          Effective January 1, 1995 the Corporation adopted a Retirement Plan for Non-Employee Directors. Under this plan, each participating Director would receive monthly benefits for the year-year period following termination of service on the Board, in an amount equal to the product of his or her "Benefit Percentage", his or her "Vested Percentage", and $500. A Director's "Benefit Percentage" is based on his or her overall years of service on the Board of Directors of the Corporation, and increases in increments of 20% from 0% for less than five years of service, to 20% for five to nine years of service, to 40% for 10 to 14 years of service, to 60% for 15 to 19 years of service, to 80% for 20 to 24 years of service, and to 100% for 25 or more years of service.

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

          The Directors' Plan is unfunded. All benefits will be paid from the Corporation's general assets. The Corporation recognizes annual compensation expense as the benefits become vested. The amount of compensation expense incurred by the Corporation in connection the plan for the years ended December 31, 2000 and 1999 were $15,165 and $37,000, respectively.

15. PENSION PLANS

          The Corporation has established a defined contribution 401(k) profit sharing plan for the benefit of its employees and the employees of Cecil and Columbian, effective January 15, 1999. The plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation with contributions limited to $10,500 for the 2000 plan year. The Corporation makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees' contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Corporation may also make a discretionary contribution to the plan as determined by the Board of Directors. For the years ended December 31, 2000 and 1999, there were no employer contributions to the plan.

          The Corporation had a defined contribution pension plan covering all full-time employees who met certain eligibility requirements as to age and length of service. The plan was funded by annual employer contributions determined at the rate of 10% of compensation of eligible employees. Pension costs charged to operations in 2000 and 1999 amounted to $63,342 and $56,051, respectively. This plan was merged into the 401(k) profit sharing plan effective January 15, 2000.

          Columbian had in effect a profit sharing plan for full-time employees who have completed one full year of service. The Plan allows for annual contributions of up to 15% of its payroll. The Plan does not provide for employee contributions. Each participant in the plan becomes fully vested after five consecutive years of service under the Plan and upon retirement receives the contributions on behalf of the participant and the earnings thereon. Contributions charged to operations in 2000 and 1999 were $26,766 and $23,000, respectively. Columbian's plan was terminated effective December 31, 2000.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK


          The Banks are party to financial instruments with off-balance-sheet risk.

         The following commitments are outstanding as of December 31:

                                                                       2000                        1999
                                                                    ----------                  ----------

              Unfunded lines of credit                              $3,725,000                  $3,300,000
              Loan commitments                                       4,786,000                   3,966,000
                                                                    ----------                  ----------

                                                                    $8,511,000                  $7,266,000
                                                                    ==========                  ==========

          The Banks' exposure to credit loss in the event of non-performance by the other party to these instruments is represented by the contractual amount of the instrument. The Banks use the same credit policies in granting such loan commitments as it does for on-balance-sheet instruments. The Banks generally requires collateral to support such financial instruments with credit risk, which generally consists of the right to receive a first mortgage on improved or unimproved real estate when performance under the contract occurs.

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

17. EARNINGS PER SHARE

          During 2000 and 1999, options to acquire 22,547 and 18,106 shares, respectively, of the Corporation's stock were vested and exercisable. The options expire through May 2006.

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares of common stock outstanding was 598,678 and 586,696 in 2000 and 1999, respectively.

         Diluted earnings per common share were determined on the assumption that the options were exercised on the date they became vested. The number of common shares was increased by the number of shares issuable on the exercise options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of $20.53 and $24.50 at December 31, 2000 and 1999, respectively. The weighted average number of shares of common stock outstanding for computation of diluted earnings per common share was 608,873 and 596,312 in 2000 and 1999, respectively.

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators of basic and diluted earnings per share computations for the years ended December 31:

                                                                                       2000
                                                                --------------------------------------------------
                                                                   Income                Shares          Per Share
                                                                (Numerator)         (Denominator)          Amount
                                                                -----------         -------------        ---------
         Basic EPS
              Net income                                          $719,313              598,678               $1.20

         Effect of dilutive securities
              Stock options                                         -                    10,195                (.02)
                                                                  --------              -------               -----
         Diluted EPS
              Net income                                          $719,313              608,873               $1.18
                                                                  ========              =======               =====

                                                                                       2000
                                                                --------------------------------------------------
                                                                   Income                Shares          Per Share
                                                                (Numerator)         (Denominator)          Amount
                                                                -----------         -------------        ---------
         Basic EPS
              Net income                                          $670,238              586,696           $1.14

         Effect of dilutive securities
              Stock options                                         -                     9,616            (.02)
                                                                  --------              -------           -----

         Diluted EPS
              Net income                                          $670,238              596,312           $1.12
                                                                  ========              =======           =====

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107 Disclosure About Fair Value of Financial Instruments requires that the Corporation disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Corporation's financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

     Cash and Cash Equivalents
     -------------------------

          The fair values of cash and cash equivalents approximates their carrying values.

     Investment Securities
     ---------------------

          The fair values of investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

     Loans Receivable
     ----------------

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

     Savings Deposits and Advance Payments by Borrowers
     --------------------------------------------------

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

     Advances from the Federal Home Loan Bank of Atlanta
     ---------------------------------------------------

          The fair value of Federal Home Loan Bank advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

          The estimated fair values of financial instruments at December 31, 2000 are as follows:

                                                                                                        Estimated
                                                                               Carrying                   Fair
                                                                                 Value                    Value
                                                                              ------------             ------------
         Financial assets:
           Cash and cash equivalents                                          $  3,880,606             $  3,880,606
           Investment securities:
              Held to maturity                                                   5,335,289                5,295,467
              Available for sale                                                 2,612,882                2,612,882
           Loans receivable                                                    102,581,572              102,083,750
           Investment in stock of FHLB                                             905,000                  905,000
           Financial liabilities:
           Savings deposits and advance payments by borrowers                   96,595,240               95,867,168
           Employee stock ownership plan debt                                      154,032                  154,032
           Advances from Federal Home Loan Bank of Atlanta                      13,250,000               13,250,000

         The estimated fair values of financial instruments at December 31, 1999 are as follows:

                                                                                                        Estimated
                                                                               Carrying                   Fair
                                                                                 Value                    Value
                                                                              ------------             ------------
         Financial assets:
           Cash and cash equivalents                                            $6,032,081               $6,032,081
           Investment securities:
              Held to maturity                                                   6,550,880                6,252,081
              Available for sale                                                 3,181,992                3,181,992
           Loans receivable                                                     92,098,839               91,565,753
           Investment in stock of FHLB                                             657,800                  657,800
         Financial liabilities:
           Savings deposits and advance payments by borrowers                  101,995,053              101,552,492
           Employee stock ownership plan debt                                      192,540                  192,540
           Advances from the Federal Home Loan Bank of Atlanta                   1,500,000                1,500,000

19. BRANCH ACQUISITION

         On September 6, 1999, Cecil acquired two branches of Susquehanna Bank. The acquisition was accounted for as a purchase. The results of operations of the two branches are included in the accompanying consolidated financial statements since the date of acquisition. The total liabilities assumed in the purchase amounted to $22,176,092 and exceeded the assets received by $2,815,669. The excess is being amortized on the straight-line method over ten years. The costs associated with the branch acquisition totaled $80,204 in 1999.

20. CECIL BANCORP, INC. - HOLDING COMPANY
       ONLY FINANCIAL INFORMATION

         The following condensed statement of financial position as of December 31, 2000 and 1999 and condensed statements of income and cash flows for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                        Statements of Financial Condition

                                     Assets

                                                                                         December 31,
                                                                                 2000                       1999
                                                                              -----------               -----------

      Cash                                                                    $    92,003               $   194,002
      Investment in subsidiary banks                                           11,245,604                10,573,454
      Deferred taxes                                                                -                        12,905
      Prepaid expenses                                                            228,781                   143,709
      Other assets                                                                  7,792                    12,887
                                                                              -----------               -----------

           Total assets                                                       $11,574,180               $10,936,957
                                                                              ===========               ===========

                      Liabilities and Stockholders' Equity

      Other liabilities                                                       $     3,862               $    37,957
      Employee stock ownership plan debt                                          154,032                   192,540
                                                                              -----------               -----------
                                                                                  157,894                   230,497
                                                                              -----------               -----------

      Stockholders' equity:
         Common stock, $.01 par value,  authorized
           4,000,000 shares,  issued and outstanding
           621,486 shares in 2000 and
           615,742 shares in 1999                                                   6,215                     6,158
         Additional paid-in capital                                             5,046,082                 4,898,025
      Employee stock ownership plan debt                                         (154,032)                 (192,540)
      Deferred Compensation Management
         Recognition Plan                                                         (22,565)                  (45,383)
      Retained earnings                                                         6,543,202                 6,063,589
      Accumulated other comprehensive loss                                         (2,616)                  (23,389)
                                                                              -----------               -----------

                                                                               11,416,286                10,706,460
                                                                              -----------               -----------

           Total liabilities and stockholders' equity                         $11,574,180               $10,936,957
                                                                              ===========               ===========


                              Statements of Income

                                                                                      Years Ended December 31,
                                                                                 2000                        1999
                                                                                -------                    --------
      Income:
         Cash dividends from subsidiary                                         $125,000                   $175,000
         Equity in earnings of subsidiary banks                                  651,378                    580,788
                                                                                --------                   --------


              Total income                                                       776,378                    755,788
                                                                                --------                   --------

      Operating expenses:
         Compensation and benefits                                                47,338                     79,349
         Other                                                                    39,125                     44,656
                                                                                --------                   --------
                                                                                  86,463                    124,005
                                                                                --------                   --------

      Net income before income taxes                                             689,915                    631,783

      Income tax benefit                                                         (29,398)                   (38,455)
                                                                                --------                   --------

      Net income                                                                $719,313                   $670,238
                                                                                ========                   ========

                            Statements of Cash Flows


                                                                                      Years Ended December 31,
                                                                                 2000                        1999
                                                                                -------                    --------

      Cash flows from operating activities:
         Cash paid to suppliers and employees                                   $(118,978)                $(129,875)
         Dividends received from subsidiary banks                                 125,000                   175,000
                                                                                ---------                 ---------

      Net cash provided by operating activities                                     6,022                    45,125
                                                                                ---------                 ---------

      Cash flows from financing activities:
         Proceeds from sale of common stock                                        93,171                    99,192
         Unearned ESOP compensation decrease                                       38,508                    38,508
         Dividends paid                                                          (239,700)                 (235,116)
                                                                                ---------                 ---------

      Net cash used by financing activities                                      (108,021)                  (97,416)
                                                                                ---------                 ---------

      Net decrease in cash                                                       (101,999)                  (52,291)

      Cash at beginning of year                                                   194,002                   246,293
                                                                                ---------                 ---------

      Cash at end of year                                                       $  92,003                 $ 194,002
                                                                                =========                 =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     On October 31, 2000, the Company changed its independent accountants. Information concerning this change is incorporated herein by reference to the Current Report on Form 8-K filed by the Company on November 7, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     Based solely on a review of reports of beneficial ownership filed on Forms 3, 4 and 5, there were no delinquent filers of such reports except for one late filing which was an amendment to a Form 3 filed in February 2001 reporting one transaction by Director Robert L. Johnson for the fiscal year ended December 31, 2000.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT
                  --------------------------------------

         (1)      FINANCIAL  STATEMENTS.  The following financial  statements
                  ---------------------
contained in the Annual Report, Exhibit 13 hereto, are incorporated herein by reference.

                  Independent Auditors' Report
                  Consolidated Statements of Financial Condition as of December 31, 2000 and 1999
                  Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999
                  Consolidated Statements  of  Stockholders'   Equity  for  the
                  Years  Ended December  31, 2000 and 1999
                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999
                  Notes to Consolidated Financial Statements.

     (2) Financial  Statement  Schedules.  All schedules for which  provision is
         -------------------------------
made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3)  Exhibits.  The  following is a list of exhibits  filed as part of this
          --------
Annual Report on Form 10-KSB with an index to their location in the sequentially numbered copy of this Annual Report on Form 10-KSB.



      No.         Description
      ---         -----------

      3.1         Articles of Incorporation of Cecil Bancorp, Inc. *

      3.2         Amended Bylaws of Cecil Bancorp, Inc.

      3.3         Federal Stock Charter **

      3.4         Federal Stock Bylaws **

      4           Form of Common Stock Certificate *

      10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey * +

      10.3        Cecil Bancorp, Inc. Stock Option and Incentive Plan *** +

      10.4        Cecil Bancorp, Inc. Management Recognition Plan *** +

      10.5 Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors **** +

      10.6 Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan** +

      13          Annual Report to Stockholders for the year ended December
                  31, 2000

      21          Subsidiaries

      23.1        Consent of Simon Master & Sidlow, P.A.

      23.2        Consent of Stegman & Company

[FN]
_____________
+    Management contract or compensation plan or arrangement.
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
**   Incorporated   by  reference  to  Columbian's   Registrant's   Registration
     Statement on Form 10-SB.
*** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).



         (b) Reports on Form 8-K. On November 7, 2000,  the  Registrant  filed a
             -------------------
Current Report on Form 8-K reporting a change in their independent certifying accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CECIL BANCORP, INC.

Date:    March 30, 2001               By: /s/ Mary B. Halsey
                                          --------------------------------------
                                          Mary B. Halsey
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mary B. Halsey                                     Date:  March 30, 2001
    -------------------------------------------------
       Mary B. Halsey
       President and Chief Executive Officer
       (Principal Executive Officer)

By: /s/ Mary B. Halsey                                     Date:  March 30, 2001
    -------------------------------------------------
       Mary B. Halsey
       President and Chief Executive Officer
       (Principal Financial and Accounting Officer)

By: /s/ Charles F. Sposato                                 Date:  March 30, 2001
    -------------------------------------------------
       Charles F. Sposato
       Chairman of the Board

By: /s/ Thomas L. Foard                                    Date:  March 30, 2001
    -------------------------------------------------
       Thomas L. Foard
       Secretary and Director

By: /s/ Howard J. Neff                                     Date:  March 30, 2001
    -------------------------------------------------
       Howard J. Neff
       Director

By: /s/ Doris P. Scott                                     Date:  March 30, 2001
    -------------------------------------------------
       Doris P. Scott
       Director

By: /s/ Howard B. Tome                                     Date:  March 30, 2001
    -------------------------------------------------
       Howard B. Tome
       Director

By: /s/ Donald F. Angert                                   Date:  March 30, 2001
    -------------------------------------------------
       Donald F. Angert
       Director

By: /s/ Robert L. Johnson                                  Date:  March 30, 2001
    -------------------------------------------------
       Robert L. Johnson
       Director

By: /s/Matthew G. Bathon                                   Date:  March 30, 2001
    -------------------------------------------------
       Matthew G. Bathon
       Director

                                INDEX TO EXHIBITS




Exhibit           DESCRIPTION
-------           -----------



   3.1            Articles of Incorporation of Cecil Bancorp, Inc. *

   3.2            Amended Bylaws of Cecil Bancorp, Inc.

   3.3            Federal Stock Charter **

   3.4            Federal Stock Bylaws **

   4              Form of Common Stock Certificate * +

   10.2 Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey *

   10.3           Cecil Bancorp, Inc. Stock Option and Incentive Plan *** +

   10.4           Cecil Bancorp, Inc. Management Recognition Plan *** +

   10.5 Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors **** +

   10.6 Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan** +

   13             Annual Report to Stockholders for the year ended December
                  31, 2000

   21             Subsidiaries

   23.1           Consent of Simon Master & Sidlow, P.A.

   23.2           Consent of Stegman & Company
[FN]
___________
+    Management plan or compensation plan or arrangement.
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
**   Incorporated   by  reference  to  Columbian's   Registrant's   Registration
     Statement on Form 10-SB.
*** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
**** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).