Form 10QSB
period 2001-03-31
CECIL BANCORP INC
filed 2001-05-10
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------


                                   FORM 10-QSB

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001.

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________


                         Commission File Number 0-24926

                               CECIL BANCORP, INC.
             (Exact name of registrant as specified in its charter)


Maryland                                                        52-1883546
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
Number)


127 North Street                                                21921
Elkton, Maryland                                                (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (410) 398-1650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                 [x] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     626,085
                                     -------

                       CECIL BANCORP INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.    FINANCIAL INFORMATION
           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         March 31, 2001 and  December 31, 2000                                                   3

                         Consolidated Statements of Income and Comprehensive Income
                         for Three Months Ended March 31, 2001 and 2000                                          4

                         Consolidated Condensed Statements of Cash Flows
                         for Three Months Ended March 31, 2001 and March 31, 2000                                5

                         Notes to Consolidated Condensed Financial Statements                                    6


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                               7

PART II. OTHER INFORMATION                                                                                      12

SIGNATURES                                                                                                      13

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                            March 31,                December 31,
                                                                              2001                       2000
                                                                       -----------------           ----------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                $       1,169,899           $      1,530,547
Interest bearing deposits with banks                                           3,712,068                  2,350,059
Investment securities:
   Securities held-to-maturity (fair value of $1,010,000
     in 2001 and $5,295,467 in 2000)                                           1,000,536                  5,335,289
   Securities available-for-sale at fair value                                 6,781,339                  2,612,882
Loans receivable                                                             104,027,798                103,000,297
   Less: Allowance for loan losses                                              (379,029)                  (418,725)
                                                                       -----------------           ----------------
       Loans receivable, net                                                 103,648,769                102,581,572
Property and equipment - net                                                   2,452,507                  2,501,931
Real estate owned                                                                234,994                    254,994
Stock in Federal Home Loan Bank of Atlanta - at cost                             955,000                    905,000
Accrued interest receivable                                                      684,855                    824,683
Goodwill, net                                                                  2,393,319                  2,463,711
Other assets                                                                     629,431                    600,032
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     123,662,717           $    121,960,700
                                                                       =================           ================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                                    $     100,267,607           $     95,913,387
   Advance payments by borrowers for property
     taxes and insurance                                                       1,008,128                    681,853
   Employee stock ownership plan debt                                            154,032                    154,032
   Other liabilities                                                             563,171                    545,142
   Advances from Federal Home Loan Bank of Atlanta                            10,000,000                 13,250,000
                                                                       -----------------            ---------------

       Total liabilities                                                     111,992,938                110,544,414
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 626,085 shares in
     2001 and 621,486 in 2000                                                      6,240                      6,215
   Additional paid in capital                                                  5,085,087                  5,046,082
   Employee stock ownership play debt                                           (154,032)                  (154,032)
   Deferred compensation - Management Recognition Plan                           (22,565)                   (22,565)
   Retained earnings                                                           6,676,801                  6,543,202
   Accumulated other comprehensive income (loss), net                             78,248                     (2,616)
                                                                       -----------------           -----------------

       Total stockholders' equity                                             11,669,779                 11,416,286
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                           $    123,662,717           $    121,960,700
                                                                        ================           ================

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                2001                      2000
                                                                           -------------             --------------
                                                                            (Unaudited)                (Unaudited)
INTEREST INCOME:
   Interest and fees on loans                                              $   2,264,474             $    1,988,965
   Interest on investment securities                                             116,916                    140,232
   Dividends on Federal Home Loan Bank stock                                      17,930                     12,850
   Other interest-earning assets                                                  28,182                     61,631
                                                                           -------------              -------------

       Total interest income                                                   2,427,502                  2,203,678
                                                                           -------------             --------------

INTEREST EXPENSE:
   Interest expense on deposits                                                1,068,351                  1,024,947
   Interest expense on Federal Home Loan Bank advances                           237,167                     48,307
                                                                           -------------             --------------

       Total interest expense                                                  1,305,518                  1,073,254
                                                                           -------------             --------------

       Net interest income                                                     1,121,984                  1,130,424

   Provision for loan losses                                                      31,500                     55,500
                                                                           -------------             --------------

       Net interest income after provision for loan losses                     1,090,484                  1,074,924
                                                                            ------------              -------------
NONINTEREST INCOME:
   Checking account fees                                                          77,309                     58,127
   ATM fees                                                                       14,947                     -
   Commission income                                                              21,297                     24,331
   Other                                                                          39,306                     19,691
                                                                           -------------             --------------

       Total noninterest income                                                  152,859                    102,149
                                                                           -------------             --------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                430,339                    447,886
   Occupancy expense                                                              61,967                     43,718
   Equipment and data processing expense                                         110,184                    103,781
   SAIF deposit insurance premium                                                 20,397                     15,065
   Goodwill amortization                                                          70,392                     70,392
   Other                                                                         240,508                    173,982
                                                                           -------------             --------------

       Total noninterest expense                                                 933,787                    854,824
                                                                           -------------             --------------

INCOME BEFORE INCOME TAXES                                                 $     309,556             $      322,249

INCOME TAX EXPENSE                                                               114,234                    123,634
                                                                           -------------             --------------

NET INCOME                                                                 $     195,322             $      198,615
                                                                           =============             ==============

Basic net income per common share                                            $      0.32                $      0.33
                                                                             ===========                ===========

Diluted net income per common share                                          $      0.32                $      0.33
                                                                             ===========                ===========

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                2001                      2000
                                                                           -------------             --------------
                                                                            (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                            $     195,322             $      198,615
     Depreciation and amortization                                               119,816                    109,147
     Provision for loan losses                                                    31,500                     55,500
     Reinvested dividends                                                        (11,426)                   (10,093)
     Net changes in:
       Accrued interest receivable and other assets                              129,968                    (49,689)
       Other liabilities                                                          18,029                    (42,720)
                                                                           -------------                -----------

       Net cash provided by operating activities                                 483,209                    260,760
                                                                           -------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale                      (1,000,000)                    -
   Proceeds from maturities, calls and principal payments
     of investment securities available-for-sale                               1,259,047                    234,671
   Purchase of stock in Federal Home Loan Bank                                   (50,000)                   (88,000)
   Net increase in loans                                                      (1,098,697)                (7,381,652)
   Purchase of real estate owned                                                   -                       (107,562)
   Purchase of property and equipment - net                                        -                        (36,350)
                                                                           -------------             --------------

       Net cash used by investing activities                                    (889,650)                (7,378,893)
                                                                           -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                         4,354,220                   (807,833)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                326,275                    319,296
   Proceeds from issuance of common stock                                         39,030                     -
   Net (decrease) increase in Federal Home Loan Bank borrowings               (3,250,000)                 5,600,000
   Payments of cash dividends                                                    (61,723)                   (59,649)
                                                                           -------------             --------------

       Net cash provided by financing activities                               1,407,802                  5,051,814
                                                                           -------------              -------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            1,001,361                 (2,066,319)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                         3,880,606                  6,032,081
                                                                           -------------             --------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $   4,881,967             $    3,965,762
                                                                           =============             ==============

Supplemental disclosures of cash flows information:

   Cash paid for income taxes                                              $      33,000             $      183,689
                                                                           =============             ==============

   Cash paid for interest                                                  $   1,302,342             $    1,073,254
                                                                           =============             ==============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



    1.   GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

    2.   FINANCIAL STATEMENT PREPARATION

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible loans, depreciation and amortization, intangible assets, employee benefit plans and contingencies, among others. Actual results could differ from those estimates.

    3.   EARNINGS PER SHARE

               Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the "treasury share" method.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report includes forward-looking statements such as: statements of the Company's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of probable loan losses; and statements of the Company's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past growth and performance do not necessarily indicate its future results.

You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's unaudited consolidated financial statements and the accompanying notes.

GENERAL

         CECIL BANCORP, INC. Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Savings Bank ("Cecil Federal"), and Columbian Bank, a Federal Savings Bank ("Columbian"). The Company is classified as a multiple savings institution holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

         CECIL FEDERAL. Cecil Federal is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. It converted to a Federal mutual savings bank in January 1993 and, effective November 10, 1994, Cecil Federal converted from mutual to stock form, with the sale and issuance of 100,000 shares of its Common Stock to the Company. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since 1959. Cecil Federal's deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the FDIC and it is a member of the FHLB of Atlanta.

         Cecil Federal's primary business, as conducted through its main office in Elkton, Maryland, and branches located in Elkton and North East, Maryland, is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil County, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds.

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

                  COLUMBIAN. Columbian was originally chartered by the State of Maryland in 1893. Columbian became a member of the FHLB System and obtained federal deposit insurance in October 1985. In January 1989, Columbian converted to a federal stock institution and on September 26, 1990, Columbian changed its name to Columbian Bank, a Federal Savings Bank and became a federally chartered stock savings bank. Columbian's principal business consists of accepting deposits from the general public and investing those funds in mortgage loans and other investments permitted to federal savings banks. Columbian's principal market area is Harford County, Maryland, which it serves from its main office and a branch office, opened in September 2000, in Havre de Grace Maryland.

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

Asset/Liability Management
--------------------------

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. Cecil Federal and Columbian (the "Banks") have implemented these policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The Banks also offer an adjustable rate product which remains fixed for the first ten years and then converts to a one-year adjustable. Since 1995, Cecil Federal has, from time to time, originated fixed rate mortgages for sale in the secondary market. Presently, the Banks are not originating loans for sale in the secondary market, but are retaining them in portfolio. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000
-------------------------------------------------------------------------

         The Company's assets increased by $1,702,017, or 1.4% to $123,662,717 at March 31, 2001 from $121,960,700 at December 31, 2000. The Company's emphasis on expanding the loans receivable portfolio continued. The loans receivable portfolio increased by $1,067,197 or 1.0% to $103,648,769 at March 31, 2001 from $102,581,572 at December 31, 2000. The remainder of the Company's interest earning assets, primarily invested for liquidity, were reduced due to increased loan demand and a reduction in borrowings from the Federal Home Loan Bank of Atlanta. Investment securities held to maturity decreased $4,334,753, or 81.2%, to $1,000,536 at March 31, 2001 from $5,335,289 at December 31, 2000. Investment securities held for sale increased $4,168,457, or 159.5%, to $6,781,339 at March 31, 2001 from $2,612,882 at December 31, 2000. The decrease in investment securities held to maturity, along with the increase in investments held for sale, with the exception of U S Treasury securities is primarily the result of the Company classifying all investments as investment held for sale effective January 1, 2001. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $50,000, or 5.5% to $955,000 at March 31, 2001 from $905,000 at December 31, 2000, as a result of stock purchase requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 7.92%.

         The Company's liabilities increased $1,448,524 or 1.3% to $111,992,938 at March 31, 2001 from $110,544,414 at December 31, 2000. Savings deposits increased $4,354,220 or 4.5% to $100,267,607 at March 31, 2001 from $95,913,387 at December 31, 2000. During the three months ended March 31, 2001, the Company's savings deposits increased due to increased movement out of investment securities into savings instruments along with a greater marketing effort at both Cecil Federal and Columbian. Advances from the Federal Home Loan Bank of Atlanta decreased by $3,250,000, or 24.5% to $10,000,000 at March 31, 2001 from
$13,250,000 at December 31, 2000. These decreases were reduced due to the Bank's increased savings deposits. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $326,275, or 47.9% to $1,008,128 at March 31, 2001 from $681,853 at December 31, 2000. Other liabilities remained stable over the period.

         The Company's stockholders' equity increased by $253,493, or 2.2% to $11,669,779 at March 31, 2001 from $11,416,286 at December 31, 2000. The increase was the result of an increase in retained earnings of $133,599 or 2.0% to $6,676,801 at March 31, 2001 from $6,543,202 at December 31, 2000, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized gains or losses on investment securities available for sale, increased $80,864 to $78,248 at March 31, 2001 from $(2,616) at December 31, 2000. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 2001.

Results of Operations
---------------------

Comparison of the Results of Operations for the Three Months Ended March 31, 2001 and March 31, 2000
----------------------------------------------------------------------------

         Net income decreased $3,293, or 1.7% to $195,322 for the three months ended March 31, 2001, from $198,615 for the same period in 2000. The annualized return on average assets and annualized return on average equity were 0.64% and 6.76% respectively, for the three months ended March 31, 2001. This compares to an annualized return on average assets of 0.67% and 7.32% respectively for the same period in 2000.

         Net interest income, the Company's primary source of income, decreased $8,440, or 0.7%, to $1,121,984 for the three months ended March 31, 2001, from $1,130,424 for the three months ended March 31, 2000. The weighted average interest rate spread increased to 3.78% for the three months ended March 31, 2001, compared to 3.77% for the three months ended March 31, 2000. The weighted average yield on all interest earning assets increased from 7.83% for the three months ended March 31, 2000, to 8.55% for the three months ended March 31, 2001. The weighted average rate paid on interest bearing liabilities increased to 4.77% for the three months ended March 31, 2001 from 4.06% for the three months ended March 31, 2000. The increase was a result of an increase in the average rate paid on deposits.

         Interest on loans receivable increased by $275,509, or 13.9% to $2,264,474 for the three months ended March 31, 2001 from $1,988,965 for the three months ended March 31, 2000. The increase is attributable to an increase in the average balance outstanding along with an increase in the weighted average yield. The weighted average yield increased from 8.19% for the three months ended March 31, 2000 to 8.79% for the three months ended March 31, 2001. The average balance outstanding increased $5,934,095 or 6.1% to $103,088,488 for the three months ended March 31, 2001 from $97,154,393 for the three months ended March 31, 2000.

         Interest on investment securities decreased $23,316, or 16.6% to $116,916 for the three months ended March 31, 2001 from $140,232 for the three months ended March 31, 2000. The decrease is a result of a decrease in the average balance outstanding and offset by an increase in the weighted average yield. The weighted average yield increased from 5.86% for the three months ended March 31, 2000 to 6.14% for the three months ended March 31, 2001. The average balance outstanding decreased $1,959,407 or 20.5% to $7,616,588 for the three months ended March 31, 2001 from $9,575,995 for the three months ended March 31, 2000. Interest on other interest earning assets decreased $33,449 or 54.3% to $28,182 for the three months ended March 31, 2001 from $61,631 for the three months ended March 31, 2000. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest paid on savings deposits increased $43,404 or 4.2% to $1,068,351 for the three months ended March 31, 2001 from $1,024,947 for the three months ended March 31, 2000. The increase was the result of a decrease in the average outstanding balance on deposits, offset by a increase in the weighted average yield. The average balance outstanding decreased $2,454,973 or 2.5% to $97,231,857 for the three months ended March 31, 2001 from $99,668,830 for the same period in 2000. The weighted average yield increased from 4.11% for the three months ended March 31, 2000 to 4.39% for the three months ended March 31, 2001. Interest expense paid on borrowings increased $188,860, or 391.0%, to $237,167 for the three months ended March 31, 2001 from $48,307 for the same period in 2000. The average balance outstanding increased $9,354,543, or 120.0%, to $14,527,840 for the period ending March 31, 2001 from $5,173,297 for the period ending March 31, 2000. The weighted average yield increased from 3.74% for the period ending March 31, 2000 to 6.53% for the period ending March 31, 2001.

Provision for Loan Losses: Provisions for loan losses decreased $24,000, or 43.2%, to $31,500 for the three months ended March 31, 2001 from $55,500 for the same period in 2000.

Noninterest Income: Noninterest income increased $50,710 or 49.6% to $152,859 for the three months ended March 31, 2001 from $102,149 for the three months ended March 31, 2000. Commission income decreased $3,034 or 12.5% for the three months ended March 31, 2001 over the same period in 2000. The decrease was the result of decreased sales of investment and insurance products through Cecil Financial Services as a result of a weakened stock market. Checking account fees increased $19,182 or 33.0%, to $77,309 for the three months ended March 31, 2001 from $58,127 for the three months ended March 31, 2000. The increase was primarily attributable to the increase in checking account deposit growth.

Noninterest Expense: Noninterest expense increased $78,963 or 9.2% to $933,787 for the three months ended March 31, 2001 from $854,824 for the three months ended March 31, 2000. The Company experienced a decrease in compensation and benefits of $17,547 or 3.9% to $430,339 for the three months ended March 31, 2001 from $447,886 for the three months ended March 31, 2000. Occupancy expense increased $18,249 or 41.7% to $61,967 for the three months ended March 31, 2001 from $43,718 for the three months ended March 31, 2000. The increase is associated with the increase lease expenses, depreciation expenses, and utility expenses. Equipment and data processing expenses remained stable over the periods. Other expenses increased $66,526 or 38.2% to $240,508 for the three months ended March 31, 2001 from $173,982 for the three months ended March 31, 2000.

Income Taxes: Income tax expense for the three months ended March 31, 2001 and March 31, 2000 was $114,234 and $123,634 respectively, which equates to effective rates of 36.9% and 38.4%, respectively.

Nonperforming Assets and Problem Loans
--------------------------------------

Management reviews and identifies all loans and investments that require designation as nonperforming assets. These assets include: (I) loans accounted for on a nonaccrual basis, consisting of all loans 90 or more days past due;
(ii) troubled debt restructuring; and (iii) assets acquired in settlement of loans. The following table sets forth certain information with respect to nonperforming assets at March 31, 2001 and 2000:

                                                      2001             2000
                                                 -------------    --------------

Nonperforming loans:

Residential mortgage                             $     227,557    $      814,021
Consumer and other                                     271,800           303,787
Assets acquired in settlement of loans:
Real estate held for development and sale                  ---               ---
Real estate held for investment and sale                   ---               ---
Repossessed assets                                     234,994           478,740
                                                 -------------    --------------
Total Nonperforming Assets                       $     734,351    $    1,596,548
                                                 =============    ==============

Residential mortgages classified consisted of 12 loans with balances ranging from $1,000 to $77,000 as of March 31, 2001. Classified consumer loans consisted of 21 loans with balances ranging from $100 to $91,000 as of March 31, 2001.

Allowance for Loan Losses
-------------------------

The Banks make provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level they deem appropriate. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. During the first quarter of 2001, there were no changes in the Banks' methodology for assessing the appropriateness of the allowance.

Capital Adequacy
----------------

The Company: Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company.

The Banks: The Office of Thrift Supervision ("OTS"), which is the Banks' principal regulator, has established requirements for tangible, core and risk based measures of capital. As a result, the three capital measures mentioned above were as follows at March 31, 2001:

CECIL FEDERAL SAVINGS BANK

                                                     Tangible            Core         Risk Based
                                                     --------        -----------      ----------
Available capital                                    $   7,028       $     7,028      $     7,254
Required capital                                         1,391             3,710            5,481
                                                     ---------       -----------      -----------
Excess                                               $   5,637       $     3,318      $     1,773
                                                     =========       ===========      ===========

Available capital                                        7.58%             7.58%            10.59%
Required capital                                         1.50              4.00              8.00
                                                       ------            ------             -----
Excess                                                   6.08%             3.58%             2.59%
                                                       ======            ======             =====

COLUMBIAN BANK, F.S.B.
                                                     Tangible            Core         Risk Based
                                                     --------        -----------      ----------
Available capital                                    $   2,018       $     2,018      $     2,127
Required capital                                           430             1,147            1,283
                                                     ---------       -----------      -----------
Excess                                               $   1,588       $       871      $       844
                                                     =========       ===========      ===========

Available capital                                        7.04%             7.04%            13.27%
Required capital                                         1.50              4.00              8.00
                                                       ------            ------             -----
Excess                                                   5.54%             3.04%             5.27%
                                                       ======            ======             =====

The Federal Deposit Insurance Act establishes five capital categories which are used to determine the rate of deposit insurance premiums paid by insured institutions. This act has the effect of requiring weaker banks to pay higher insurance premiums while allowing healthier, well capitalized banks to pay lower premiums. The following table summarizes the five capital categories and the minimum capital requirements for each of the three capital requirements:


                                       Tangible         Core         Risk Based
                                       --------       --------       ----------
Well capitalized                             5+%            6+%             10+%
Adequately capitalized                  4%-4.99%       4%-5.99%         8%-9.99%
Undercapitalized                        3%-3.99%       3%-3.99%         6%-7.99%
Significantly undercapitalized          2%-2.99%      2%-2.99%          0%-5.99%
Critically undercapitalized             0%-1.99%              -                -
-------------------------------------------------------------------------------

On March 31, 2001, the Banks' capital levels were sufficient to qualify it as a well capitalized institution, the most favorable category, allowing the Banks to pay lower deposit insurance premiums.

PART II. Other Information

         Item 1.  Legal Proceedings -
                              Not Applicable

         Item 2.  Changes in Securities -
                              Not Applicable

         Item 3.  Defaults Upon Senior Securities -
                              Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 2, 2001, at 9:00a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing three members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                        Shares                        Shares
                                         Voted            Shares        Not
                                         "For"          "Withheld"     Voted
                                      -----------       ---------- ------------
To serve for a three-year term:
Matthew G. Bathon                       379,361              867     240,850
Thomas L. Foard                         379,613              615     240,850
Charles F. Sposato                      364,336           15,892     240,850


         Item 5.  Other Information -
                              Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -

                     Exhibits

                     Exhibit 27 - Financial Data Schedule

                     Reports on Form 8-K

                     No reports on Form 8-K were filed during the three months ended March 31, 2001

CECIL BANCORP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           CECIL BANCORP, INC.

Date:      May 9, 2001            By: /s/  Mary Beyer Halsey
                                           Mary Beyer Halsey
                                           President and Chief Executive Officer