Form 10QSB
period 2001-06-30
CECIL BANCORP INC
filed 2001-08-13
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.

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

                                 [ x ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     629,812
                                     -------

                       CECIL BANCORP INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.    FINANCIAL INFORMATION
           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         June 30, 2001 and  December 31, 2000                                                    3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Six and Three Months Ended June 30, 2001 and 2000                               4

                         Consolidated Statements of Cash Flows
                         for Six Months Ended June 30, 2001 and 2000                                             5

                         Notes to Consolidated Condensed Financial Statements                                    7


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                            8-14

PART II. OTHER INFORMATION                                                                                      15

SIGNATURES                                                                                                      15

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                            June 30,                 December 31,
                                                                              2001                       2000
                                                                       -----------------           ----------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                $       4,650,189           $      1,530,547
Interest bearing deposits with banks                                           2,732,926                  2,350,059
Investment securities:
   Securities held-to-maturity - at cost (fair value of $1,010,000
     in 2001 and $5,295,467 in 2000)                                             999,590                  5,335,289
   Securities available-for-sale at fair value                                 7,512,213                  2,612,882
Loans receivable                                                             101,951,098                103,000,297
   Less: Allowance for loan losses                                              (342,659)                  (418,725)
                                                                       -----------------           ----------------
       Loans receivable, net                                                 101,608,439                102,581,572
Property and equipment - net                                                   2,400,514                  2,501,931
Real estate owned                                                                -                          254,994
Stock in Federal Home Loan Bank of Atlanta - at cost                             955,000                    905,000
Accrued interest receivable                                                      743,140                    824,683
Goodwill, net                                                                  2,322,928                  2,463,711
Other assets                                                                     618,047                    600,032
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     124,542,986           $    121,960,700
                                                                       =================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                                    $     100,872,116           $     95,913,387
   Advance payments by borrowers for property
     taxes and insurance                                                       1,275,894                    681,853
   Employee stock ownership plan debt                                            154,032                    154,032
   Other liabilities                                                             410,050                    545,142
   Advances from Federal Home Loan Bank of Atlanta                            10,000,000                 13,250,000
                                                                       -----------------            ---------------

       Total liabilities                                                     112,712,092                110,544,414
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 626,085 shares in
     2001 and 621,486 in 2000                                                      6,298                      6,215
   Additional paid in capital                                                  5,139,922                  5,046,082
   Employee stock ownership play debt                                           (154,032)                  (154,032)
   Deferred compensation - Management Recognition Plan                           (22,564)                   (22,565)
   Retained earnings                                                           6,811,000                  6,543,202
   Accumulated other comprehensive income (loss), net                             50,270                     (2,616)
                                                                       -----------------           -----------------

       Total stockholders' equity                                             11,830,894                 11,416,286
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                           $    124,542,986           $    121,960,700
                                                                        ================           ================

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                        ---------------------------               -------------------------
                                                          2001                2000               2001                  2000
                                                          ----                ----               ----                  ----
                                                       (Unaudited)         (Unaudited)        (Unaudited)          (Unaudited)
INTEREST INCOME:
  Loans receivable                                     $2,184,304          $2,112,022         $4,448,778            $4,100,988
  Investment securities                                    86,751             135,208            203,667               275,441
  Dividends on FHLB stock                                  14,358              15,769             32,288                28,619
  Other interest-earning assets                            69,013              67,544             97,195               129,176
                                                       ----------          ----------         ----------            ----------
      Total interest income                             2,354,426           2,330,543          4,781,928             4,534,224
                                                       ----------          ----------         ----------            ----------

INTEREST EXPENSE:
  Interest expense on deposits                          1,069,260           1,036,101          2,137,611             2,061,048
  Borrowing                                               140,063             148,203            377,230               196,510
                                                       ----------          ----------         ----------            ----------
      Total interest expense                            1,209,323           1,184,304          2,514,841             2,257,558
                                                       ----------          ----------         ----------            ----------


      Net interest income                               1,145,103           1,146,239          2,267,087             2,276,666
  Provision for loan losses                                31,500              81,500             63,000               137,000
                                                       ----------          ----------         ----------            ----------
      Net interest income after
         provision for loan losses                      1,113,603           1,064,739          2,204,087             2,139,666
                                                       ----------          ----------         ----------            ----------

NONINTEREST INCOME:
  Checking account fees                                    66,665              72,315            143,974               130,442
  ATM  fees                                                32,251              -                  47,198                -
  Commission income                                        12,806              46,264             34,103                70,595
  Other                                                     2,345              19,552             41,651                39,243
                                                       ----------          ----------         ----------            ----------
      Total noninterest income                            114,067             138,131            266,926               240,280
                                                       ----------          ----------         ----------            ----------

NONINTEREST EXPENSE:
  Compensation and benefits                               449,333             406,956            879,672               854,842
  Occupancy                                                54,624              44,274            116,591                87,992
  Equipment and data processing
      expense                                             112,218             112,131            222,402               215,913
  SAIF deposit insurance premium                           20,146              14,736             40,543                29,801
  Amortization of goodwill                                 70,391              70,392            140,783               140,783
  Other                                                   226,598             202,783            467,106               369,663
                                                       ----------          ----------         ----------            ----------
      Total noninterest expense                           933,310             851,272          1,867,097             1,706,097
                                                       ----------          ----------         ----------            ----------

INCOME BEFORE INCOME TAXES                                294,358             351,598            603,916               673,849
                                                       ----------          ----------         ----------            ----------

INCOME TAX EXPENSE                                        115,856             132,517            230,090               256,151
                                                       ----------          ----------         ----------            ----------

NET INCOME                                            $   178,502          $  219,081         $  373,824            $  417,698
                                                      ===========          ==========         ==========            ==========

(continued)

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Continued)

                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                          ----------------------------          -------------------------
                                                           2001                 2000             2001                  2000
                                                           ----                 ----             ----                  ----
                                                       (Unaudited)        (Unaudited)        (Unaudited)            (Unaudited)
NET INCOME                                             $  178,502          $  219,081         $  373,824            $  417,698

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                               (27,978)              3,253             52,886                (2,764)
                                                      ------------       ------------        -----------            ----------

TOTAL COMPREHENSIVE INCOME                             $  150,524          $  222,334         $  426,710            $  414,934
                                                       ==========          ==========         ==========            ==========




Earnings per common share and
  common share equivalent                              $     0.29          $     0.37         $     0.61            $     0.70
                                                       ==========          ==========         ==========            ==========

Earnings per common share -
  assuming full dilution                               $     0.28          $     0.36         $     0.60            $     0.69
                                                       ==========          ==========         ==========            ==========


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                2001                   2000
                                                                            ----------              -----------
                                                                            (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                             $   373,824          $      417,698
     Depreciation and amortization                                              246,986                 200,620
     Provision for loan losses                                                   63,000                 137,000
     Reinvested dividends                                                       (18,686)                (20,801)
     Net changes in:
       Accrued interest receivable and other assets                              63,528                 (49,735)
       Other liabilities                                                       (135,092)                 45,774
                                                                            -----------          --------------

          Net cash provided by operating activities                             593,560                 730,556
                                                                            -----------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale                     (2,750,000)               (997,969)
   Proceeds from maturities, calls and principal
     payments of investment securities available-for-sale                     2,257,940               2,524,829
   Purchase of stock in Federal Home Loan Bank                                  (50,000)               (157,200)
   Net decrease (increase) in loans                                             910,133             (11,467,440)
   Proceeds from sales of real estate owned                                     254,994                  99,684
   Purchase of real estate owned                                                 -                     (107,562)
   Purchases of property and equipment - net                                     (4,786)               (273,902)
                                                                            -----------          --------------

          Net cash provided (used) by investing activities                      618,281             (10,379,560)
                                                                            -----------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                        4,958,729              (4,750,911)
   Increase in advance payments by borrowers for
     property taxes and insurance                                               594,041                 635,969
   Proceeds from issuance of common stock                                        93,924                  36,000
   Net (decrease) increase in short-term borrowings                          (3,250,000)             13,550,000
   Payments of cash dividends                                                  (106,026)               (108,046)
                                                                            -----------          --------------

          Net cash provided by financing activities                           2,290,668               9,363,012
                                                                            -----------          --------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           3,502,509                (285,992)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        3,880,606               6,032,081
                                                                            -----------          --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 7,383,115          $    5,746,089
                                                                            ===========          ==============

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                               $   128,000          $      408,548

   Cash paid for interest                                                     2,510,164               2,257,558

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000




    1.   GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and the results of its operations and cash flows for the six months ended June 30, 2001 and 2000. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of probable loan losses; and statements of the Company's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past growth and performance do not necessarily indicate its future results.

         You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's unaudited consolidated financial statements and the accompanying notes.

GENERAL

         CECIL BANCORP, INC. Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Savings Bank ("Cecil Federal" or the "Bank")), and until June 11, 2001, Columbian Bank, a Federal Savings Bank ("Columbian"). The Company is now classified as a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

RECENT EVENTS

         On March 13, 2001, the Board of Directors of Cecil Bancorp, Inc. announced the Company's intention to merge Columbian into Cecil Federal so that the Company would have only one subsidiary bank, Cecil Federal. It is expected that this would reduce the Company's operating expenses, thereby having a positive impact on net income. The merger of Columbian into Cecil Federal was completed on June 11, 2001. Columbian Bank will continue to operate as a separate division of Cecil Federal.

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

         Cecil Federal's primary business, is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil and Harford counties, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds. Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton and North East, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

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

Asset/Liability Management
--------------------------

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. Since 1995, the Bank has, from time to time, originated fixed rate mortgages for sale in the secondary market. Presently, the Bank is not originating loans for sale in the secondary market. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

         Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000
------------------------------------------------------------------------

         The Company's assets increased by $2,582,286, or 2.1% to $124,542,986 at June 30, 2001 from $121,960,700 at December 31, 2000. Cash and due from banks increased by $3,119,642 or 203.8% to $4,650,189 at June 30, 2001 from $1,530,547 at December 31, 2000. The loans receivable portfolio decreased by $973,133 or 0.9% to $101,608,439 at June 30, 2001 from $102,581,572 at December 31, 2000.
The remainder of the Company's interest earning assets, primarily invested for liquidity, increased due to decreased loan demand. Interest-bearing cash increased by $382,867 or 16.3% to $2,732,926 at June 30, 2001 from $2,350,059 at
December 31, 2000. Investment securities held to maturity decreased $4,335,699, or 81.3%, to $999,590 at June 30, 2001 from $5,335,289 at December 31, 2000.
Investment securities held for sale increased $4,899,331 or 187.5%, to $7,512,213 at June 30, 2001 from $2,612,882 at December 31, 2000. The decrease in investment securities held to maturity, along with the increase in investments held for sale, with the exception of U. S. Treasury securities is primarily the result of the Company classifying all investments as investment held for sale effective January 1, 2001. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $50,000, or 5.5% to $955,000 at June 30, 2001 from $905,000 at December 31, 2000, as a result of stock purchase requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 6.94%.


         The Company's liabilities increased $2,167,678, or 2.0% to $112,712,092 at June 30, 2001 from $110,544,414 at December 31, 2000. Savings deposits increased $4,958,729, or 5.2% to $100,872,116 at June 30, 2001 from $95,913,387 at December 31, 2000. During the six months ended June 30, 2001, the Company's savings deposits increased due to increased movement out of investment securities into savings instruments along with a greater marketing effort at both Cecil Federal and Columbian. Advances from the Federal Home Loan Bank of Atlanta decreased by $3,250,000, or 24.5% to $10,000,000 at June 30, 2001 from
$13,250,000 at December 31, 2000. These decreases were reduced due to the Bank's increased savings deposits. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $594,041, or 87.1% to $1,275,894 at June 30, 2001 from $681,853 at December 31,
2000. Other liabilities decreased $135,092, or 24.8% to $410,050 at June 30, 2001 from $545,142 at December 31, 2000.

         The Company's stockholders' equity increased by $414,608, or 3.6% to $11,830,894 at June 30, 2001 from $11,416,286 at December 31, 2000. The increase was the result of an increase in retained earnings of $267,798, or 4.1% to $6,811,000 at June 30, 2001 from $6,543,202 at December 31, 2000, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized gains or losses on investment securities available for sale, increased $52,886 to $50,270 at June 30, 2001 from $(2,616) at December 31, 2000. The Company paid its regular dividend of $.10 per share for the quarter ended June 30, 2001.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2001: Net income for the three month period ended June 30, 2001 decreased $40,579 or 18.5% to $178,502 as compared to net income for the same period in 2000 of $219,081. The annualized return on average assets and annualized return on average equity were 0.58% and 6.06% respectively, for the three-month period ended June 30, 2001. This compares to an annualized return on average assets and annualized return on average equity of 0.71% and 7.97% respectively, for the same period in 2000.

         Net interest income, the Bank's primary source of income, decreased 0.1%, or $1,136 for the three months ended June 30, 2001, over the same period in 2000. The weighted average yield on interest earning assets increased from 7.95% for the three months ended June 30, 2000 to 8.20% for the three months ended June 30, 2001. The weighted average rate paid on interest bearing liabilities increased from 4.21% for the three months ended June 30, 2000 to 4.33% for the three months ended June 30, 2001.

         Interest on loans receivable increased by $72,282 or 3.4%, from $2,112,022 for the three months ended June 30, 2000 to $2,184,304 for the three months ended June 30, 2001. The increase is attributable to a decrease in the average balance outstanding offset by an increase in the weighted-average yield. The average balance outstanding decreased by $408,559 from $102,490,725 for the three months ended June 30, 2000 to $102,082,166 for the three months ending June 30, 2001. The weighted-average yield increased from 8.17% for the three months ended June 30, 2000 to 8.20% for the three months ended June 30, 2001.

         Interest on investment securities decreased $48,457 or 35.8% from $135,208 for the three months ended June 30, 2000 to $86,751 for the three months ended June 30, 2001. The average outstanding balance decreased $778,740 for the three months ended June 30, 2001 over the three months ended June 30, 2000. The weighted-average yield decreased from 6.26% for the three months ended June 30, 2000 to 4.42% for the three months ended June 30, 2001.

         Interest on other interest earning assets increased $1,469, or 2.2% from $67,544 for the three months ended June 30, 2000 to $69,013 for the three months ended June 30, 2001. The effects of a $399,030 decrease in the average outstanding balance for the three months ended June 30, 2001 over the three months ended June 30, 2000, were offset by an increase in the weighted-average yield, from 6.28% for the three months ended June 30, 2000 to 7.07% for the three months ended June 30, 2001. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on savings deposits increased $33,159 or 3.2% from $1,036,101 for the three months ended June 30, 2000 to $1,069,260 for the three months ended June 30, 2001. The average balance outstanding increased $2,291,321 for the period noted above. The weighted-average rate paid on deposits increased from 4.22% for the three months ended June 30, 2000 to 4.24% for the three months ended June 30, 2001. Interest expense paid on borrowings decreased $8,140, or 5.5% from $148,203 for the three months ended June 30, 2000 to $140,063 for the three months ended June 30, 2001. The average balance outstanding decreased $2,666,667 for the period noted above. The weighted average yield increased from 4.52% for the three months ended June 30, 2000 to 5.60% for the three months ended June 30, 2001.

Noninterest income decreased 17.4%, down $24,064 for the three months ended June 30, 2001, over the same period in 2000. Checking account fees decreased $5,650, or 7.8%. The decrease in this area can be primarily attributable to the reclassification of the ATM fees to report the fees separately. Commission income decreased $33,458 or 72.3% from $46,264 for the three months ended June 30, 2000 to $12,806 for the three months ended June 30, 2001. The decrease is attributable to decreased security and insurance product sales through the Bank's service corporation, Cecil Financial Services. Other income decreased $17,207 or 88.0% for the period noted.

         Noninterest expense increased 9.6%, up $82,038 for the three months ended June 30, 2001, over the same period in 2000. Compensation and benefits increased 10.4% for the three months ended June 30, 2001 over the same period in 2000. The increase can be attributed to annual salary increases and medical premium increases. Occupancy expense increased $10,350, or 23.4% to $54,624 for the three months ended June 30, 2001 from $44,274 for the three months ended June 30, 2000. The increase is associated with the increased lease expenses, depreciation expenses, and utility expenses. Equipment and data processing expenses remained stable during the period. The SAIF deposit premium increased $5,410 or 36.7% for the three months ended June 30, 2001 over the same period in 2000. Other expenses increased $23,815, or 11.7% to $226,598 for the three months ended June 30, 2001 from $202,783 for the three months ended June 30, 2000.

         Income tax expense for the three-month period ended June 30, 2001 and 2000 was $115,856 and $132,517, respectively, which equates to effective rates of 39.4% and 37.7% respectively.

Six Months Ended June 30, 2001: Net income for the six-month period ended June 30, 2001 decreased $43,874 or 10.5% to $373,824, compared to net income of $417,698 for the same period in 2000. The annualized return on average assets and annualized return on average equity were 0.61% and 6.41% respectively, for the six-month period ended June 30, 2001. This compares to an annualized return on average assets and annualized return on average equity of 0.69% and 7.65% respectively, for the same period in 2000.

         Net interest income, the Bank's primary source of income, decreased 0.4% down $9,579 for the six months ended June 30, 2001, over the same period in 2000. The weighted-average yield on interest earning assets increased from 7.94% for the six months ended June 30, 2000 to 8.36% for the six months ended June 30, 2001. The weighted average rate paid on interest bearing liabilities increased from 4.14% for the six months ended June 30, 2000 to 4.55% for the six months ended June 30, 2001.

         Interest on loans receivable increased by $347,790 or 8.5%, from $4,100,988 for the six months ended June 30, 2000 to $4,448,778 for the six months ended June 30, 2001. The average balance outstanding increased $2,762,768. The weighted-average yield increased from 8.22% for the six months ended June 30, 2000 to 8.67% for the six months ended June 30, 2001.

         Interest on investment securities decreased $71,774 or 26.1% from $275,441 for the six months ended June 30, 2000 to $203,667 for the six months ended June 30, 2001. The average outstanding balance decreased $1,690,476 for the six months ended June 30, 2001 from the six months ended June 30, 2000. The weighted-average yield decreased from 5.84% for the six months ended June 30, 2000 to 5.27% for the six months ended June 30, 2001. Interest on other interest earning assets decreased $31,981, or 24.8%, from $129,176 for the six months ended June 30, 2000 to $97,195 for the same period in 2001. The weighted-average yield increased from 6.03% for the six months ended June 30, 2000 to 6.25% for the six months ended June 30, 2001. The average outstanding balance decreased $1,172,850 from $4,282,410 for the six months ended June 30, 2000 to $3,109,560 for the six months ended June 30, 2001.

         Interest on savings deposits increased $76,563, or 3.7% from $2,061,048 for the six months ended June 30, 2000 to $2,137,611 for the six months ended June 30, 2001. The average balance outstanding decreased $92,630 for the period noted above. The weighted-average rate paid on deposits increased from 4.30% for the six months ended June 30, 2000 to 4.32% for the six months ended June 30, 2001. Interest expense paid on borrowings increased $180,720, or 92.0% from $196,510 for the six months ended June 30, 2000 to $377,230 for the six months ended June 30, 2001. Increases are attributable to increases in the weighted average cost of funds from 4.16% for the six months ended June 30, 2000 to 7.06% for the six months ended June 30, 2001. The average balance outstanding increased $1,550,426 or 17.0% from $9,140,824 for the six months ended June 30, 2000 to $10,691,250 for the six months ended June 30, 2001.

         Noninterest income increased $26,646 or 11.1% to $266,926 for the six months ended June 30, 2001 from $240,280 for the same period in 2000. Checking account fees increased $13,532, or 10.4%. Increases in this area can be primarily attributable to increased deposit account growth offset by the reclassification of the ATM fees to be reported separately. Commission income decreased $36,492, or 51.7% for the six months ended June 30, 2001 over the same period in 2000. The increase was the result of decreased sales of insurance and investments products. Other income increased $2,408 or 6.1% for the period noted.

         Noninterest expense increased $161,000 or 9.4% to $1,867,097 for the six-month period ended June 30, 2001 from $1,706,097 for the six months ended June 30, 2000. Compensation and benefits increased 2.9% or $24,830 for the six months ended June 30, 2001 over the same period in 2000. The increase can be attributed to annual salary increases and medical premium increases. Occupancy expense increased $28,599 or 32.5% to $116,591 for the six months ended June 30, 2001 from $87,992 for the six months ended June 30, 2000. The increase is associated with the increase lease expenses, depreciation expenses, and utility expenses. Equipment and data processing expenses increased 3.0% or $6,489 for the six months ended June 30, 2001 over the same period in 2000. The SAIF deposit premium increased $10,742 or 36.0% for the six months ended June 30, 2001 over the same period in 2000. Other expenses increased $97,443 or 26.4% for the six months ended June 30, 2001 over the same period in 2000. Expenses increased as a result of one-time merger related operational costs.

         Income tax expense for the six-month period ended June 30, 2001 and 2000 was $230,090 and $256,151, which equates to effective rates of 38.1% and 38.0% respectively.

Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates


                                                                     June 30,                       December 31.
                                                            ----------------------          -------------------------
                                                                     2001                            2000
                                                            ----------------------          --------------------------
                                                            Amount            %             Amount                %
                                                            ------          ------          ------              ------
                                                                            (Dollars in thousands)
Type of Loan
------------
  Real estate loans:
  Construction loans ................................... $   4,777           4.69%         $  4,747              4.61%
  One- to four-family residential and home equity ......    73,702          72.29            73,498             71.36
  Multi-family residential..............................     1,053           1.03               962              0.93
  Land..................................................     2,887           2.83             3,925              3.81
  Commercial............................................     6,709           6.58             6,299              6.12

Commercial business loans...............................     5,428           5.32             5,335              5.18

Consumer loans:
  Automobile loans......................................     2,807           2.75             3,236              3.14
  Education loans.......................................        34           0.03                41              0.04
  Savings account loans.................................       750           0.74               883              0.86
  Home improvement loans................................         1            -                   2               -
  Personal loans........................................     3,803           3.74             4,072              3.95
                                                         ---------          -----          --------             -----
      Subtotal loans....................................   101,951         100.00%          103,000            100.00%
                                                                           ======                              ======

Less: Loan loss reserve.................................       343                              419
                                                         ---------                         --------

     Total loans.......................................  $ 101,608                         $102,581
                                                          ========                         ========

Nonperforming Assets and Problem Loans
--------------------------------------

         Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are : (i) loans accounted for on a nonaccrual basis, including all loans 90 or more days past due; (ii) troubled debt restructurings; and (iii) assets acquired in settlement of loans. The following tables set forth certain information with respect to nonperforming assets at June 30, 2001:

                                                         June 30   December 31
                                                          2001        2000
                                                          ----        ----
                                                        (Dollars in thousands)
Nonperforming loans:
  Residential mortgage                                    $129        $361
  Consumer and other                                       222         274

Assets acquired in settlement of loans:
  Real estate held for development and sale
  Real estate held for investment and sale
  Repossessed assets                                         0         255
                                                          ----        ----
Total Nonperforming Assets                                $351        $890
                                                          ====        ====

Nonperforming Loans to Total Loans                        0.34%       0.62%

Nonperforming Assets to Total Assets                      0.28%       0.73%


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. During the first half of 2001, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance. A summary of activity in the allowance is shown below.


                                                                        Six Months Ended   2 Months Ended
                                                                          June 30, 2001   December 31, 2000
                                                                          -------------   -----------------
                                                                                    (In thousands)

Balance at beginning of period.......................................       $   419               $   434
                                                                            -------               -------

Loans charged-off:
  Residential real estate mortgage loans.............................            30                    --
  Commercial.........................................................            48                    39
  Consumer...........................................................           109                   295
                                                                            -------               -------
Total charge-offs....................................................           187                   334
                                                                            -------               -------
Recoveries:
  Residential real estate mortgage loans.............................            --                    --
  Commercial.........................................................            --                    --
  Consumer...........................................................            48                    14
                                                                            -------               -------
Total recoveries.....................................................            48                    14
                                                                            -------               -------
Net loans charged-off................................................           139                   320
                                                                            -------               -------
Provision for loan losses............................................            63                   305
                                                                            -------               -------
Balance at end of period.............................................       $   343               $   419
                                                                            =======               =======
Net charge-offs to average loans
  outstanding during the period (annualized).........................          0.27%                 0.31%
Allowance for loan losses to loans                                             0.34%                 0.41%
Allowance for loan losses to nonperforming loans                              97.72%                66.98%

Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                     Balance at                                          Balance at
                                      June 30,             %                           December 31,          %
                                        2001            Deposits                            2000         Deposits
                                      --------          --------                          -------        --------
                                                              (Dollars in thousands)

Regular checking.................    $   7,019           6.96%                          $  4,990           5.20%
NOW accounts.....................        8,802           8.73                              8,364           8.72
Passbook.........................       11,700          11.60                             11,914          12.42
Statement savings................        3,938           3.90                              3,847           4.01
Money market.....................        3,489           3.46                              3,186           3.32
Christmas and Vacation club......          219           0.22                                 73           0.08
Certificates of Deposit..........       50,876          50.44                             51,274          53.46
IRA Certificates of Deposit......        9,615           9.53                              9,769          10.19
Money Market Certificate.........        5,214           5.17                              2,496           2.60
                                     ---------        -------                         ----------        -------
                                     $ 100,872         100.00%                          $ 95,913         100.00%
                                     =========         ======                           ========         ======


Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Office of Thrift Supervision ("OTS"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At June 30, 2001, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 11.51%, a tier 1 risk-based capital ratio of 7.60%, and a tangible capital ratio of 7.60%. As of June 30, 2001, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Savings Bank's regulators.


PART II. Other Information:

         Item 1.  Legal Proceedings -
                              Not Applicable

         Item 2.  Changes in Securities -

         Item 3.  Defaults Upon Senior Securities -
                              Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
        .                     Not Applicable

         Item 5.  Other Information -
                              Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -
                              No reports on Form 8-K were filed during the three months ended June 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         CECIL BANCORP, INC.

Date:   August 10, 2001         By: /s/  Mary Beyer Halsey
                                         Mary Beyer Halsey
                                         President and Chief Executive Officer