Form 10QSB
period 2001-09-30
CECIL BANCORP INC
filed 2001-11-13
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

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

                                     630,343
                                     -------


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

                         Consolidated Statements of Financial Condition -
                         September 30, 2001 and  December 31, 2000 ..............................................3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Six and Three Months Ended September 30, 2001 and 2000 .........................4

                         Consolidated Statements of Cash Flows
                         for Nine Months Ended September 30, 2001 and 2000 ......................................6

                         Notes to Consolidated Financial Statements .............................................7


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations ...........................................................9-16

PART II. OTHER INFORMATION .....................................................................................17

SIGNATURES .....................................................................................................17





                                                CECIL BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                          September 30,              December 31,
                                                                              2001                       2000
                                                                       -----------------           ----------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                $       2,617,049           $      1,530,547
Interest bearing deposits with banks                                           3,133,602                  2,350,059
Investment securities:
   Securities held-to-maturity - at cost (fair value of $2,539,063
     in 2001 and $5,295,467 in 2000)                                           2,533,063                  5,335,289
   Securities available-for-sale at fair value                                 9,255,655                  2,612,882
Loans receivable                                                             103,825,802                103,000,297
   Less: Allowance for loan losses                                              (315,307)                  (418,725)
                                                                       -----------------           ----------------
       Loans receivable, net                                                 103,510,495                102,581,572
Property and equipment - net                                                   2,363,772                  2,501,931
Real estate owned                                                                -                          254,994
Stock in Federal Home Loan Bank of Atlanta - at cost                             955,000                    905,000
Accrued interest receivable                                                      845,956                    824,683
Goodwill and other intangible assets, net                                      2,328,651                  2,463,711
Other assets                                                                     370,593                    600,032
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     127,913,836           $    121,960,700
                                                                       =================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                                    $     104,897,894           $     95,913,387
   Advance payments by borrowers for property
     taxes and insurance                                                         485,956                    681,853
   Employee stock ownership plan debt                                            154,032                    154,032
   Other liabilities                                                             362,373                    545,142
   Advances from Federal Home Loan Bank of Atlanta                            10,000,000                 13,250,000
                                                                       -----------------            ---------------

       Total liabilities                                                     115,900,255                110,544,414
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 630,343 shares in
     2001 and 621,486 in 2000                                                      6,303                      6,215
   Additional paid in capital                                                  5,146,173                  5,046,082
   Employee stock ownership play debt                                           (154,032)                  (154,032)
   Deferred compensation - Management Recognition Plan                           (22,564)                   (22,565)
   Retained earnings                                                           6,953,030                  6,543,202
   Accumulated other comprehensive income (loss), net                             84,671                     (2,616)
                                                                       -----------------           -----------------

       Total stockholders' equity                                             12,013,581                 11,416,286
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                           $    127,913,836           $    121,960,700
                                                                        ================           ================

See accompanying notes.


                                                CECIL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                       --------------------------------        -------------------------------
                                                            2001                2000              2001                2000
                                                            ----                ----              ----                ----
                                                        (Unaudited)         (Unaudited)       (Unaudited)          (Unaudited)
INTEREST INCOME:
  Loans receivable                                     $2,143,989          $2,209,639         $6,592,767            $6,310,626
  Investment securities                                   146,225             133,611            378,195               429,852
  Dividends on FHLB stock                                  13,272              15,816             45,560                44,435
  Other interest-earning assets                            27,808              70,484             96,700               178,859
                                                       ----------          ----------         ----------            ----------
      Total interest income                             2,331,294           2,429,550          7,113,222             6,963,772
                                                       ----------          ----------         ----------            ----------

INTEREST EXPENSE:
  Interest expense on deposits                          1,052,296           1,046,172          3,189,907             3,107,220
  Borrowings                                               97,150             267,345            474,380               463,855
                                                       ----------          ----------         ----------            ----------
      Total interest expense                            1,149,446           1,313,517          3,664,287             3,571,075
                                                       ----------          ----------         ----------            ----------


      Net interest income                               1,181,848           1,116,033          3,448,935             3,392,697
  Provision for loan losses                                46,500              86,500            109,500               223,500
                                                       ----------          ----------         ----------            ----------
      Net interest income after
         provision for loan losses                      1,135,348           1,029,533          3,339,435             3,169,197
                                                       ----------          ----------         ----------            ----------

NONINTEREST INCOME:
  Checking account fees                                    70,627              72,814            214,601               203,257
  ATM  fees                                                26,503              -                  73,701                -
  Commission income                                        18,132              21,522             52,235                92,116
  Other                                                    11,971              48,249             53,622               126,591
                                                       ----------          ----------         ----------            ----------
      Total noninterest income                            127,233             142,585            394,159               421,964
                                                       ----------          ----------         ----------            ----------

NONINTEREST EXPENSE:
  Compensation and benefits                               429,503             444,434          1,309,175             1,299,276
  Occupancy                                                60,714              44,342            177,305               132,334
  Equipment and data processing
      expense                                             119,478             103,958            341,880               319,871
  SAIF deposit insurance premium                           13,744              20,617             54,287                50,418
  Amortization of goodwill and other
       intangible assets                                   70,392              70,392            211,175               211,175
  Other                                                   242,011             200,779            709,117               616,643
                                                       ----------          ----------         ----------            ----------
      Total noninterest expense                           935,842             884,522          2,802,939             2,629,717
                                                       ----------          ----------         ----------            ----------

INCOME BEFORE INCOME TAXES                                326,739             287,596            930,655               961,444
                                                       ----------          ----------         ----------            ----------

INCOME TAX EXPENSE                                        122,932             109,542            353,022               365,693
                                                       ----------          ----------         ----------            ----------

NET INCOME                                             $  203,807          $  178,054         $  577,633            $  595,751
                                                       ==========          ==========         ==========            ==========

(continued)



                                                CECIL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                             (Continued)

                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                       --------------------------------        -------------------------------
                                                            2001                2000              2001                2000
                                                            ----                ----              ----                ----
                                                        (Unaudited)         (Unaudited)       (Unaudited)          (Unaudited)
NET INCOME                                             $  203,807          $  178,054         $  577,633            $  595,751

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                                34,401               8,355             87,287                 5,591
                                                       ----------        ------------        -----------            ----------

TOTAL COMPREHENSIVE INCOME                             $  238,208          $  186,409         $  664,920            $  601,342
                                                       ==========          ==========         ==========            ==========




Earnings per common share and
  common share equivalent                              $     0.33          $     0.35          $     0.94            $     1.00
                                                       ==========          ==========          ==========            ==========

Earnings per common share -
  assuming full dilution                               $     0.32          $     0.34          $     0.93            $     0.98
                                                       ==========          ==========          ==========            ==========



                                                CECIL BANCORP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                         2001                 2000
                                                                                    -------------        ------------
                                                                                    (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                                      $  577,634           $   595,751
     Depreciation and amortization                                                      371,581               313,264
     Provision for loan losses                                                          109,500               223,500
     Reinvested dividends                                                               (95,924)              (32,479)
     Distribution from MRP Trust                                                         -                     53,788
     Net change in:
       Accrued interest receivable and other assets                                      77,128               (95,653)
       Other liabilities                                                               (182,768)               67,695
                                                                                    -----------          ------------

              Net cash provided by operating activities                                 857,151             1,125,866
                                                                                    -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                             (8,250,000)             (997,969)
   Proceeds from maturities, calls and principal payments of
     investment securities available-for-sale                                         4,647,585             2,744,353
   Purchase of stock in Federal Home Loan Bank                                          (50,000)             (247,200)
   Net increase in loans                                                             (1,038,423)          (11,416,358)
   Proceeds from sales of real estate owned                                             254,994               223,746
   Purchase of real estate owned                                                         -                   (107,562)
   Purchases of property and equipment - net                                            (22,246)             (615,805)
                                                                                   ------------         -------------

              Net cash used in investing activities                                  (4,458,090)          (10,416,795)
                                                                                     ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                8,984,507            (5,371,722)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                      (195,897)             (203,130)
   Proceeds from issuance of common stock                                               100,180                47,300
   Net (decrease) increase in short-term borrowings                                  (3,250,000)           14,200,000
   Payments of cash dividends                                                          (167,806)             (154,810)
   Funding of MRP Trust                                                                  -                    (14,534)
                                                                               ----------------         -------------

              Net cash provided by financing activities                               5,470,984             8,503,104
                                                                                     ----------           -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,870,045              (787,825)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      3,880,606             6,032,081
                                                                                     ----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $5,750,651           $ 5,244,256
                                                                                     ==========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for income taxes                                                       $   253,000           $   512,841
   Cash paid for interest                                                             3,509,407             3,571,075


                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


    1.   GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the results of its operations and cash flows for the nine months ended September 30, 2001 and 2000. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4.       ACCOUNTING PRONOUNCEMENTS

               In July 2001, the Financial Accounting Standards Board issued SFAS N0 141, Business Combinations, and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. At September 30, 2001, the net carrying value of goodwill and other intangibles was $2.3 million, the majority of which related to a branch purchase transaction. These intangibles are being amortized over a ten-year period. Related amortization expense for the nine months ended September 30, 2001 was $211,175. As of the date of this report, it is not practical to reasonably estimate the impact of adopting these Statements on the Company's financial statements including whether any impairment losses will be required to be recognized.

               The Financial Accounting Standards board issued SFAS No. 143, Accounting for Asset Retirement Obligations, in August 2001, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be disposed of. SFAF 144 does not apply to goodwill and for intangible assets that are not amortized. The Company will adopt Statement 144 effective January 1, 2002, and Statement 143 effective January 1, 2003.

    The effect of adopting these statements is not expected to have a material effect on the Company's future financial position or overall trends in results of operations.

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

         RECENT EVENTS. The board of the Bank has authorized the conversion of Cecil Federal Savings Bank from a stock federal savings bank to a commercial bank chartered under the laws of the State of Maryland. The Bank also plans to apply for membership in the Federal Reserve System. It is expected that this conversion, which is subject to regulatory approval, will be effective during 2002.

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

         Cecil Federal's primary business, is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil and Harford counties, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds. Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton and North East, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace Maryland.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000
-----------------------------------------------------------------------------

         The Company's assets increased by $5,953,136, or 4.9% to $127,913,836 at September 30, 2001 from $121,960,700 at December 31, 2000. Cash and due from banks increased by $1,086,502 or 71.0% to $2,617,049 at September 30, 2001 from $1,530,547 at December 31, 2000. The loans receivable portfolio, net of the allowance for loan losses, increased by $928,923 or 0.9% to $103,510,495 at September 30, 2001 from $102,581,572 at December 31, 2000. Interest-bearing cash increased by $783,543 or 33.3% to $3,133,602 at September 30, 2001 from $2,350,059 at December 31, 2000. Investment securities held to maturity decreased $2,802,226, or 52.5%, to $2,533,063 at September 30, 2001 from
$5,335,289 at December 31, 2000. Investment securities held for sale increased $6,642,773 or 254.2%, to $9,255,655 at September 30, 2001 from $2,612,882 at
December 31, 2000. The decrease in investment securities held to maturity, along with the increase in investments held for sale, with the exception of U. S. Treasury securities is primarily the result of the Company classifying all investments as investment held for sale effective January 1, 2001. The Company's stock investment in Federal Home Loan Bank of Atlanta increased by $50,000, or 5.5% to $955,000 at September 30, 2001 from $905,000 at December 31, 2000, as a result of stock purchase requirements imposed by the Federal Home Loan Bank of Atlanta. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 6.75%.


         The Company's liabilities increased $5,355,841, or 4.8% to $115,900,255 at September 30, 2001 from $110,544,414 at December 31, 2000. Savings deposits increased $8,984,507, or 9.4% to $104,897,894 at September 30, 2001 from
$95,913,387 at December 31, 2000. During the nine months ended September 30, 2001, the Company's savings deposits increased due to increased movement out of investment securities into savings instruments along with a greater marketing effort. Advances from the Federal Home Loan Bank of Atlanta decreased by $3,250,000, or 24.5% to $10,000,000 at September 30, 2001 from $13,250,000 at
December 31, 2000. These decreases were reduced due to the Bank's increased savings deposits. Escrow payments received in advance for the payment of taxes and insurance on loans receivable decreased $195,897, or 28.7% to $485,956 at September 30, 2001 from $681,853 at December 31, 2000. Other liabilities decreased $182,769, or 33.5% to $362,373 at September 30, 2001 from $545,142 at
December 31, 2000.

         The Company's stockholders' equity increased by $597,295, or 5.2% to $12,013,581 at September 30, 2001 from $11,416,286 at December 31, 2000. The increase was the result of an increase in retained earnings of

$409,828, or 6.3% to $6,953,030 at September 30, 2001 from $6,543,202 at
December 31, 2000, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized gains or losses on investment securities available for sale, increased $87,287 to $84,671 at September 30, 2001 from $(2,616) at December 31, 2000. The Company paid its regular dividend of $.10 per share for the quarter ended September 30, 2001.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001: Net income for the three month period ended September 30, 2001 increased $25,753 or 14.5% to $203,807 as compared to net income for the same period in 2000 of $178,054. The annualized return on average assets and annualized return on average equity were 0.64% and 6.81% respectively, for the three-month period ended September 30, 2001. This compares to an annualized return on average assets and annualized return on average equity of 0.57% and 6.35% respectively, for the same period in 2000.

         Net interest income, the Company's primary source of income, increased 5.9%, or $65,815 for the three months ended September 30, 2001, over the same period in 2000. The weighted average yield on interest earning assets decreased from 8.23% for the three months ended September 30, 2000 to 7.91% for the three months ended September 30, 2001. The weighted average rate paid on interest bearing liabilities decreased from 4.67% for the three months ended September 30, 2000 to 4.02% for the three months ended September 30, 2001.

         Interest on loans receivable decreased by $65,650 or 3.0%, from $2,209,639 for the three months ended September 30, 2000 to $2,143,989 for the three months ended September 30, 2001. The decrease is attributable to a decrease in the average balance outstanding and a decrease in the weighted-average yield. The average balance outstanding decreased by $699,045 from $103,528,717 for the three months ended September 30, 2000 to $102,829,672 for the three months ending September 30, 2001. The weighted-average yield decreased from 8.45% for the three months ended September 30, 2000 to 8.34% for the three months ended September 30, 2001.

         Interest on investment securities increased $12,614 or 9.4% from $133,611 for the three months ended September 30, 2000 to $146,225 for the three months ended September 30, 2001. The average outstanding balance increased $2,049,428 from $8,252,944 for the three months ended September 30, 2000 to $10,302,372 for the three months ending September 30, 2001. The weighted-average yield decreased from 6.70% for the three months ended September 30, 2000 to 5.68% for the three months ended September 30, 2001.

         Interest on other interest earning assets decreased $42,676, or 60.5% from $70,484 for the three months ended September 30, 2000 to $27,808 for the three months ended September 30, 2001. The decrease was the result of a $583,732 decrease in the average outstanding balance for the three months ended September 30, 2001 over the three months ended September 30, 2000 and a decrease in the weighted-average yield, from 5.99% for the three months ended September 30, 2000 to 2.92% for the three months ended September 30, 2001. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on savings deposits increased $6,124 or 0.6% from $1,046,172 for the three months ended September 30, 2000 to $1,052,296 for the three months ended September 30, 2001. The average balance outstanding increased $8,141,632 for the period noted above. The weighted-average rate paid on deposits decreased from 4.37% for the three months ended September 30, 2000 to 4.05% for the three months ended September 30, 2001. Interest expense paid on borrowings decreased $170,195, or 63.7% from $267,345 for the three months ended September 30, 2000 to $97,150 for the three months ended September 30, 2001. The average balance outstanding decreased $6,186,654 for the period noted above. The weighted average yield decreased from 5.38% for the three months ended September 30, 2000 to 3.89% for the three months ended September 30, 2001.

         Noninterest income decreased 10.8%, down $15,352 for the three months ended September 30, 2001, over the same period in 2000. Checking account fees decreased $2,187, or 3.0%. Commission income decreased $3,390 or 15.8% from $21,522 for the three months ended September 30, 2000 to $18,132 for the three months ended September 30, 2001. The decrease is attributable to decreased sales of insurance and investment products through the Bank's service corporation, Cecil Financial Services. Other income decreased $36,278 or 75.2% for the period noted. The decrease in this area can be primarily attributable to the reclassification of the ATM fees.

         Noninterest expense increased 5.8%, up $51,320 for the three months ended September 30, 2001, over the same period in 2000. Compensation and benefits decreased $14,931, or 3.4% for the three months ended September 30, 2001 over the same period in 2000. The decrease is attributable to the elimination of several management positions as a result of the merger of Columbian Bank into Cecil Federal. Occupancy expense increased $16,372, or 36.9% to $60,714 for the three months ended September 30, 2001 from $44,342 for the three months ended September 30, 2000. The increase is associated with the increased lease expenses, depreciation expenses, and utility expenses. Equipment and data processing expenses increased $15,520, or 14.9% to $119,478 for the three months ended September 30, 2001 from $103,958 for the three months ended September 30, 2000. The SAIF deposit premium decreased $6,873 or 33.3% for the three months ended September 30, 2001 over the same period in 2000. Other expenses increased $41,232, or 20.5% to $242,011 for the three months ended September 30, 2001 from $200,779 for the three months ended September 30, 2000.

         Income tax expense for the three-month period ended September 30, 2001 and 2000 was $122,932 and $109,542, respectively, which equates to effective rates of 37.6% and 38.1% respectively.

Nine Months Ended September 30, 2001: Net income for the nine month period ended September 30, 2001 decreased $18,118 or 3.0% to $577,633, compared to net income of $595,751 for the same period in 2000. The annualized return on average assets and annualized return on average equity were 0.62% and 6.54% respectively, for the nine month period ended September 30, 2001. This compares to an annualized return on average assets and annualized return on average equity of 0.65% and 7.21% respectively, for the same period in 2000.

         Net interest income, the Company's primary source of income, increased 1.7% up $56,238 for the nine months ended September 30, 2001, over the same period in 2000. The weighted-average yield on interest earning assets increased from 7.98% for the nine months ended September 30, 2000 to 8.30% for the nine months ended September 30, 2001. The weighted average rate paid on interest bearing liabilities decreased from 4.32% for the nine months ended September 30, 2000 to 4.23% for the nine months ended September 30, 2001.

         Interest on loans receivable increased by $282,141 or 4.5%, from $6,310,626 for the nine months ended September 30, 2000 to $6,592,767 for the nine months ended September 30, 2001. The average balance outstanding increased $1,608,830 from $101,057,945 for the nine months ended September 30, 2000 to $102,666,775 for the nine months ended September 30, 2001. The weighted-average yield increased from 8.25% for the nine months ended September 30, 2000 to 8.56% for the nine months ended September 30, 2001.

         Interest on investment securities decreased $51,657 or 12.0% from $429,852 for the nine months ended September 30, 2000 to $378,195 for the nine months ended September 30, 2001. The average outstanding balance decreased $1,765,536 for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The weighted-average yield increased from 6.27% for the nine months ended September 30, 2000 to 6.84% for the nine months ended September 30, 2001. Interest on other interest earning assets decreased $82,159, or 45.9%, from $178,859 for the nine months ended September 30, 2000 to $96,700 for the same period in 2001. The weighted-average yield decreased from 5.34% for the nine months ended September 30, 2000 to 3.85% for the nine months ended September 30, 2001. The average outstanding balance decreased $1,072,375 from $4,417,040 for the nine months ended September 30, 2000 to $3,344,665 for the nine months ended September 30, 2001.

         Interest on savings deposits increased $82,687, or 2.7% from $3,107,220 for the nine months ended September 30, 2000 to $3,189,907 for the nine months ended September 30, 2001. The average balance outstanding increased $2,652,124, or 2.7%, from $97,819,742 for the nine months ended September 30, 2000 to $100,471,866 for the nine months ended September 30, 2001. The weighted-average rate paid on deposits of 4.23% was the same for the periods noted above. Interest expense paid on borrowings increased $10,525, or 2.3% from $463,855 for the nine months ended September 30, 2000 to $474,380 for the nine months ended September 30, 2001. Increases are attributable to increases in the weighted average cost of funds from 5.38% for the nine months ended September 30, 2000 to 7.82% for the nine months ended September 30, 2001. The average balance outstanding decreased $3,404,434 or 29.6% from $11,489,434 for the nine months ended September 30, 2000 to $8,085,000 for the nine months ended September 30, 2001.

         Noninterest income decreased $27,805 or 6.6% to $394,159 for the nine months ended September 30, 2001 from $421,964 for the same period in 2000. Checking account fees increased $11,344, or 5.6%. Commission income decreased $39,881, or 43.3% for the nine months ended September 30, 2001 over the same period in 2000. The decrease was the result of decreased sales of insurance and investments products. Other income decreased $72,969 or 57.6% for the period noted. Decreases in this area can be primarily attributable to the reclassification of the ATM fees.

         Noninterest expense increased $173,222 or 6.6% to $2,802,939 for the nine month period ended September 30, 2001 from $2,629,717 for the nine months ended September 30, 2000. Compensation and benefits increased 0.8% or $9,899 for the nine months ended September 30, 2001 over the same period in 2000. The increase can be attributed to annual salary increases and medical premium increases offset by decreases is attributable to the elimination of several management positions as a result of the merger of Columbian Bank into Cecil Federal. Occupancy expense increased $44,971 or 34.0% to $177,305 for the nine months ended September 30, 2001 from $132,334 for the nine months ended September 30, 2000. The increase is associated with the increase lease expenses, depreciation expenses, and utility expenses. Equipment and data processing expenses increased 6.9% or $22,009 for the nine months ended September 30, 2001 over the same period in 2000. The SAIF deposit premium increased $3,869 or 7.7% for the nine months ended September 30, 2001 over the same period in 2000. Other expenses increased $92,474 or 15.0% for the nine months ended September 30, 2001 over the same period in 2000.

         Income tax expense for the nine month period ended September 30, 2001 and 2000 was $353,022 and $365,693, which equates to effective rates of 37.9% and 38.0% respectively.

Loans Receivable

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates


                                                                September 30,                     December 31,
                                                            -----------------------          -----------------------
                                                                     2001                              2000
                                                            -----------------------          -----------------------

                                                            Amount            %             Amount           %
                                                            ------          ------          ------         ------
                                                                            (Dollars in thousands)
Type of Loan Real estate loans:
  Construction loans .....................................  $   6,594       6.35%            $  4,747       4.61%
  One- to four-family residential and home equity ........     72,260      69.60               73,498      71.36
  Multi-family residential................................      2,221       2.14                  962       0.93
  Land....................................................      2,935       2.83                3,925       3.81
  Commercial..............................................      7,328       7.06                6,299       6.12

Commercial business loans.................................      5,417       5.22                5,335       5.18

Consumer loans:
  Automobile loans........................................      2,486       2.39                3,236       3.14
  Education loans.........................................         32       0.03                   41       0.04
  Savings account loans...................................        756       0.73                  883       0.86
  Home improvement loans..................................          0        -                      2        -
  Personal loans..........................................      3,796       3.65                4,072       3.95
                                                            ---------      -----             --------      -----
      Subtotal loans......................................    103,825     100.00%             103,000     100.00%
                                                                          ======                          ======

Less: Loan loss reserve...................................        315                             419
                                                            ---------                        --------

     Total loans..........................................  $ 103,510                        $102,581
                                                             ========                        ========

Nonperforming Assets and Problem Loans
--------------------------------------

         Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are : (i) loans accounted for on a nonaccrual basis, including all loans 90 or more days past due; (ii) troubled debt restructurings; and (iii) assets acquired in settlement of loans. The following tables set forth certain information with respect to nonperforming assets at September 30, 2001:


                                                 September 30       December 31
                                                     2001               2000
                                                     ----               ----
                                                      (Dollars in thousands)
Nonperforming loans:
  Residential mortgage                                $  474          $  361
  Consumer and other                                     209             274
                                                     --------         -------
         Total Nonperforming Loans                       683             635
Assets acquired in settlement of loans:
  Real estate held for development and sale
  Real estate held for investment and sale
  Repossessed assets                                      0              255
                                                     ----------       -------
Total Nonperforming Assets                            $  683          $  890
                                                        =======       =======

Nonperforming Loans to Total Loans                      0.66%           0.87%

Nonperforming Assets to Total Assets                    0.53%           0.73%


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank' employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During the first nine months of 2001, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at September 30, 2001 was $315,000, (0.30% of total loans), a decrease of $104,000 (24.8%) from the $419,000 allowance (0.41% of loans) at December 31, 2000. Annualized charge offs for the first nine months of 2001 were 0.21% of average loans, down approximately 1/3 from the 0.31% of average loans recorded for the year 2000. Total nonperforming loans at September 30, 2001 were $683,000, up $48,000 (7.6%) from year-end 2000. However, a significantly larger amount of nonperforming loans at September 30, 2000 consisted of residential real estate loans, which generally have the lowest loss rates. At September 30, 2000, nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $209,000, down $65,000 (23.7%) from year-end 2000. The decrease in the allowance is primarily the result the improved credit quality reflected in the allowance calculations, offset in part by the effects of an increase in the percentage of total loans other than one-to-four family residential and home equity loans. At September 30, 2001, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 69.60 % of the portfolio, compared to 71.36% at December 31, 2000. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first nine months of 2001 was $109,500, down $114,000, or $51.0%, form the first nine months of 2000.
For the third quarter, the 2001 provision was $46,500, down $40,000, or 46.2%, from 2000.

A summary of activity in the allowance is shown below.


                                                                       Nine Months Ended      12 Months Ended
                                                                       -----------------     ---------------
                                                                       September 30, 2001    December 31, 2000
                                                                       ------------------    -----------------
                                                                                   (In thousands)
                                                                                   --------------
Balance at beginning of period.......................................       $   419               $   434
                                                                            -------               -------

Loans charged-off:
  Residential real estate mortgage loans.............................            30                    --
  Commercial.........................................................            52                    39
  Consumer...........................................................           183                   295
                                                                            -------               -------
Total charge-offs....................................................           265                   334
                                                                            -------               -------
Recoveries:
  Residential real estate mortgage loans.............................            --                    --
  Commercial.........................................................            --                    --
  Consumer...........................................................            52                    14
                                                                            -------               -------
Total recoveries.....................................................            52                    14
                                                                            -------               -------
Net loans charged-off................................................           213                   320
                                                                            -------               -------
Provision for loan losses............................................           109                   305
                                                                            -------               -------
Balance at end of period.............................................       $   315               $   419
                                                                            =======               =======
Net charge-offs to average loans
  outstanding during the period (annualized).........................          0.21%                 0.31%
Allowance for loan losses to loans                                             0.30%                 0.41%
Allowance for loan losses to nonperforming loans                              46.12%                66.98%

Analysis of Savings Deposits

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.


                                     Balance at                                          Balance at
                                    September 30,          %                           December 31,          %
                                        2001            Deposits                            2000         Deposits
                                      --------          --------                          -------        --------
                                                              (Dollars in thousands)
Regular checking.................    $   8,048           7.67%                          $  4,990           5.20%
NOW accounts.....................        8,033           7.66                              8,364           8.72
Passbook.........................       10,536          10.04                             11,914          12.42
Statement savings................        3,754           3.58                              3,847           4.01
Money market.....................        2,974           2.84                              3,186           3.32
Christmas and Vacation club......          288           0.27                                 73           0.08
Certificates of Deposit..........       54,041          51.52                             51,274          53.46
IRA Certificates of Deposit......        9,616           9.17                              9,769          10.19
Money Market Certificate.........        7,608           7.25                              2,496           2.60
                                     ---------        -------                         ----------        -------
                                     $ 104,898         100.00%                          $ 95,913         100.00%
                                     =========         ======                           ========         ======


Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Office of Thrift Supervision ("OTS"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At September 30, 2001, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 11.34%, a tier 1 risk-based capital ratio of 7.62%, and a tangible capital ratio of 7.62%. As of September 30, 2001, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Savings Bank's regulators.


Contingencies
-------------

In the normal course of business, the Company entered into an agreement with Tri-State Armored Services, Inc. for cash replenishment and settlement of our off-site ATMs. Tri-State Armored Services, Inc filed for Bankruptcy protection on March 2, 2001. The assets of Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to Tri-State for the purpose of replenishing our off-site ATMs. The investigation is ongoing and the Company intends to vigorously pursue recovery through all available channels. Pending further proceedings, the Company cannot reasonably estimate the amount of loss, if any, it may incur as a result of these events. Therefore, no accrual for any potential loss has been reflected in the accompanying financial statements. The maximum exposure to the Company is $70,000.

PART II..Other Information:
 .
        Item 1.  Legal Proceedings -
                     Not Applicable

        Item 2.  Changes in Securities -
                     Not Applicable

        Item 3.  Defaults Upon Senior Securities -
                     Not Applicable

        Item 4.  Submission of Matters to a Vote of Security Holders
                     Not Applicable

        Item 5.  Other Information -
                     Not Applicable

        Item 6.  Exhibits and Reports on Form 8-K -
                     No reports on Form 8-K were filed during the three months ended September 30, 2001


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          CECIL BANCORP, INC.

Date:      November 12, 2001              By: /s/  Mary Beyer Halsey
                                          Mary Beyer Halsey
                                          President and Chief Executive Officer