Form 10KSB
period 2001-12-31
CECIL BANCORP INC
filed 2002-04-01
CIK 926865

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

                         Commission File Number 0-24926

                               CECIL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                       52-1883546
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


127 North Street, Elkton, Maryland                        21921-5547
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code: (301) 398-1650.

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X       NO
                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $9,924,236

As of March 15, 2002, the registrant had 634,555 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $7,657,683 based on the closing sale price of $17.67 per share of the Registrant's Common Stock on March 15, 2001. For purposes of this calculation, it is assumed that the 201,183 shares held by directors and officers of the Registrant, are shares held by affiliates.

Documents Incorporated by Reference: NA

Transitional small business disclosure format (check one):  Yes       No   X

                    CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         Cecil Bancorp, Inc. ("Cecil Bancorp" or the "Company") makes forward-looking statements in this Form 10-KSB that are subject to risks and uncertainties. These forward-looking statements include:
         o     Statements of goals, intentions, and expectations;
         o     Estimates of risks and of future costs and benefits;
         o     Assessments of loan quality and of probable loan losses; and
         o Statements of Cecil Bancorp's ability to achieve financial and other goals.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:
         o Management's estimates and projections of future interest rates and other economic conditions;
         o     Future laws and regulations; and
         o     A variety of other matters.

Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Cecil Bancorp's past results of operations do not necessarily indicate its future results.

                                     PART I

ITEM 1. BUSINESS

General

Cecil Bancorp, Inc. ("the Company") is the holding company for Cecil Federal Savings Bank (the "Bank"). The Bank is independent, community oriented, and conducts a banking business through its five community offices located in Cecil and Harford counties in Maryland.

The Company began operating in 1994. The Bank began operations as a mutual savings association in 1959, and converted to stock form in 1994. In May 2001, Columbian Bank, a Federal Savings Bank was merged into the Bank. Columbian, which had been founded in 1893, was acquired by the Company in 1998 and was operated a separate subsidiary of the Company until the merger.

The Company is registered as a savings and loan holding company with the federal Office of Thrift Supervision ("OTS"). The Bank is a federal savings bank, a type of federal savings association. The Company and the Bank are subject to supervision and regulation by the OTS. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Home Loan Bank System and is an Equal Housing Lender.

The Company's and the Bank's principal executive office is at 127 North Street, Elkton, Maryland 21921, and its telephone number is (410) 398-1650.

Regulation, Supervision, and Governmental Policy

Following is a brief summary of certain statutes and regulations that significantly affect the Company and the Bank. A number of other statutes and regulations affect the Company and the Bank but are not summarized below.

Holding Company Regulation. The Company is registered as a savings and loan holding company and, as such, is subject to supervision and regulation by the OTS, is required to furnish to the OTS annual and quarterly reports of its operations and additional information and reports, and is subject to regular OTS examination.

Federal law also limits the investments and activities of savings and loan holding companies. In general, a savings and loan holding company is prohibited from acquiring direct or indirect ownership or control of a company that is not a savings association, a bank, a bank or savings and loan holding company, or a company that engages in closely related activities or other financial activities, or from engaging directly or indirectly in activities other than those of banking, managing or controlling savings associations or banks, providing services for its subsidiaries, non-bank activities that are closely related to banking or savings association activities, and other financially related activities.

Savings and loan holding companies are generally prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Without prior OTS approval, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

Bank Regulation. As a federal savings association, the Bank is subject to the primary supervision of the OTS. The prior approval of the OTS is required for the Bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve System, the OTS and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to privacy of customer information, money-laundering prevention and detection, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

The OTS regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the SAIF. In addition, the Bank is required to furnish quarterly and annual reports to the OTS. The OTS enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

In general, OTS regulations permit federal associations to branch in any state or states of the United States and its territories.

Regulatory Capital Requirements. The OTS has established guidelines for maintenance of appropriate levels of capital by federal savings associations. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The OTS has established additional requirements based upon exposure to adverse changes in interest rates on upon levels of market risk.

Under OTS capital regulations, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to 4% of adjusted total assets (or 3% if the institution is rated composite 1 under the OTS examiner rating system), and "total" capital (a combination of core and "supplementary" capital) equal to 8% of risk-weighted assets. In addition, OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definition as core capital.

The OTS capital rule defines Tier 1 or core capital as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual institutions and "qualifying supervisory goodwill," less intangible assets other than certain supervisory goodwill and, subject to certain limitations, mortgage and non-mortgage servicing rights and purchased credit card relationships. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets except for limited amounts of mortgage servicing rights. The OTS capital rule requires that core and tangible capital be reduced by an amount equal to a savings association's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk weighting categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%.

The OTS risk-based capital standards require savings associations with more than a "normal" level of interest rate risk to maintain additional total capital. A savings association's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings association with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines.

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2001, and was not required to maintain such supplemental capital.

The OTS has established regulations that classify banks by capital levels and provide for the OTS to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2001, the Bank was well-capitalized as defined in OTS regulations.

Dividend Restrictions. Under regulations of the OTS, Cecil Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Cecil Federal and Columbian at the time of their conversions to stock form. In addition, savings association subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company. Savings associations must submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceed the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. Under the OTS' prompt corrective action regulations, Cecil Federal is also prohibited from making any capital distributions if after making the distribution, Cecil Federal would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. In addition to the foregoing, earnings of Cecil Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by Cecil Federal on the amount of earnings removed from the reserves for such distributions.

Federal Deposit Insurance. The Bank's deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater;
(ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2002.

Qualified Thrift Lender Test. A savings association that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and a savings association. To qualify as a QTL, a savings association must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans; and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of an institution's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings association must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings association that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualifying as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the FHLB system. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At December 31, 2001, approximately 85.34% of the Bank's assets were invested in Qualified Thrift Investments, which were in excess of the percentage required to qualify the Bank under the QTL test.

Real Estate Lending Standards. Under OTS regulations, federal savings associations must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Limits on Loans to One Borrower. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, a savings association's loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time shall not exceed 15% of the unimpaired capital and surplus of the institution. A savings association may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the savings association in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits. The loans-to-one borrower limits have not had a significant impact on the operations of Cecil Federal. Cecil Federal has no lending relationships in excess of applicable loans-to-one borrower limits. At December 31, 2001, the Bank's regulatory loans-to-one-borrower limit was $1,528,000.

Limits on Loans to Affiliates. The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Company and the Bank's other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates together to an aggregate of 20% of the Bank's capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

Markets

The Company's primary market area comprises Cecil and Harford Counties in northeastern Maryland.

Cecil Federal's home office and one branch are in Elkton, Maryland, and an additional Cecil County branch is located in North East Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states - Maryland, Delaware, Pennsylvania and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Major employers in Cecil County are Perry Point Veterans Hospital, medical services; W. L. Gore & Associates, GORE-TEX fabric products; Union Hospital, medical services; Thiokol Corporation; Blue Chip Products, automotive products; Terumo Medical, medical products; as well as State, County and Local Governments.

Cecil Federal also operates two banking offices in Havre de Grace, Maryland, in Harford County. Harford County is twenty-three miles from Baltimore and twenty miles from Wilmington Delaware. . The county is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County's major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private employers in Harford County are Upper Chesapeake Health Systems, Inc., Bata Shoe Co., Clorox Co., Constar/Crown, Cork and Seal, Cy-tec Industries, Frito-Lay, Inc., GAP Stores, Mercedes, N.A., Saks Fifth Avenue and General Electric. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.

Loans and Mortgage Backed Securities

One to Four Family Residential Real Estate Lending. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans) and loans originated under the Maryland Community Development Administration ("CDA") loan program. Cecil Federal's mortgage loan originations are generally for terms of 15, 20 and 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by Cecil Federal customarily contain "due-on-sale" clauses which permit Cecil Federal to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Cecil Federal uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. Cecil Federal's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under Rural Development and CDA programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in Cecil Federal's loan portfolio have loan-to-value ratios of 80% or less.

Cecil Federal offers adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by Cecil Federal include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term. Cecil Federal also offers a loan product which provides for a fixed interest rate for the first ten years, and then converts to a one year adjustable rate loan, and balloon mortgages which allow Cecil Federal to renegotiated the loan after fifteen years at then prevailing interest rates.

Cecil Federal retains all adjustable-rate mortgages it originates, which are designed to reduce Cecil Federal's exposure to changes in interest rates. Cecil Federal's residential adjustable rate mortgages include caps on increases or decreases of 2% per year, and 6% over the life of the loan. The retention of adjustable-rate mortgage loans in Cecil Federal's loan portfolio helps reduce Cecil Federal's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

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

During the year ended December 31, 2001, Cecil Federal originated $8.8 million in adjustable-rate mortgage loans and $16.4 million in fixed-rate mortgage loans (no fixed-rate mortgage loans were sold in the secondary mortgage market). Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. Cecil Federal offers home equity lines of credit which are secured by a junior lien on residential real estate. Customers are approved for a line of credit which provides for an interest rate which varies monthly and customers pay 2% of the balance per month.

Construction Lending. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 75%. Substantially all construction loans originated convert to a permanent loan. Cecil Federal has financed the construction of non-residential properties on a case by case basis. A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

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

Multi-Family and Commercial Real Estate Lending. Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Cecil Federal seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans and restricting such loans to its primary market area. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings and retail establishments which are located in Cecil Federal's primary market area. Multi-family and commercial real estate loans generally have terms of 20 years, and provide for interest rate adjustments every one, three or five years, or amortize on the basis of a 30 year period and generally require a balloon payment after three years. Multi-family and commercial mortgages are generally made in amounts not exceeding 80% of the lesser of the appraised value or purchase price of the property. All of Cecil Federal's multi-family and commercial property loans require regular payments of principal and interest. The interest rates on commercial real estate loans are negotiated on a loan-by-loan basis.

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

Consumer Lending. Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against Cecil Federal, and a borrower may be able to assert against Cecil Federal claims and defenses which it has against the seller of the underlying collateral.

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

Loan Solicitation and Processing. Cecil Federal's lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by the board of directors. The aggregate amount of loans which a federal institution may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital as determined under the capital standards mandated by OTS regulations. The Director of OTS is authorized to permit federal savings institutions to exceed the 400% of capital limit in certain circumstances. This restriction has not had a material impact on Cecil Federal's operations. With certain limited exceptions, the maximum amount that Cecil Federal may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The Home Owners' Loan Act ("HOLA") additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings institution is in compliance with its regulatory capital requirements, (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. HOLA also authorizes loans to any one borrower to finance sales of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Loans-to-one borrower limits do not apply to purchase money notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings association is not placed in a more detrimental position as the result of such sale. Under these limits, at December 31, 2001, Cecil Federal's loans-to-one borrower cannot exceed $1,528,000.

Loan Originations and Sales. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. Applications are taken at all offices, but are processed by Cecil Federal and submitted for approval, as noted above. Cecil Federal has not purchased loans in the secondary mortgage market. All fixed-rate loans are originated according to FHLMC guidelines and, depending on market conditions, may be sold to FHLMC after origination. Cecil Federal retains servicing on all loans sold.

Interest Rates and Loan Fees. Interest rates charged by Cecil Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and general supply of money in the economy. In addition to interest earned on loans, Cecil Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by Cecil Federal. Cecil Federal also receives servicing fees on the loan amount of the loans that it services. At December 31, 2001, Cecil Federal was servicing $13.78 million in loans for other financial institutions. For the years ended December 31, 2001 and 2000 Cecil Federal recognized gross servicing income of $37,000 and $38,000, respectively, and total loan fee income of $155,000 and $119,000, respectively.

Mortgage-Backed Securities. Cecil Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle Cecil Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loan which are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of Cecil Federal. Because Cecil Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help Cecil Federal meet certain definitional tests for favorable treatment under federal banking laws.

Mortgage-backed securities, however, entail certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose Cecil Federal to the risk that they will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, Cecil Federal's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, Cecil Federal may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing Cecil Federal to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. Cecil Federal seeks to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven years or shorter maturity) mortgage-backed securities.

Cecil Federal has historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. The OTS has adopted a statement of policy with respect to investments in mortgage derivative products which are defined to include collateralized mortgage obligations ("CMOs"), REMICs, CMO and REMIC residuals and stripped mortgage-backed securities ("SMBSs"). The policy distinguishes between high-risk and non high-risk mortgage securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings associations may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 must be carried in the institution's trading account or as assets held for sale. At December 31, 2001, Cecil Federal had no mortgage derivative products that met the definition of high risk mortgage securities.

Deposits and Borrowings

Deposits. Deposits are attracted principally from Cecil Federal's market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. Cecil Federal also offers individual retirement accounts ("IRAs"). Cecil Federal's policies are designed primarily to attract deposits from local residents. Cecil Federal does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Cecil Federal on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings. Savings deposits historically have been the primary source of funds for Cecil Federal's lending and investment activities and for its general business activities. Cecil Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically would be secured by Cecil Federal's stock in the FHLB and a portion of Cecil Federal's mortgage loans. Cecil Federal utilized short-term advances from FHLB during the year. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Cecil Federal is required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

Competition

The Company offers a wide range of lending and deposit services in its market area. In addition, the Company offers a full range of brokerage and investment services through its relationship with UVEST Investment Services and offers property and casualty and automobile insurance through is relationship with The Winstead Agency. The Company experiences substantial competition both in attracting and retaining deposits, in making loans, and in providing investment, insurance, and other services. Management believes the Bank is able to compete effectively in its primary market area.

The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other savings associations, commercial banks, mortgage bankers, mortgage brokers, and insurance companies. The Bank's principal competitors for deposits are other financial institutions, including other savings associations, banks, and credit unions located in the Bank's primary market area of Cecil and Harford Counties in Maryland or doing business in the market area through the internet, by mail, or by telephone. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

The banking business in Maryland generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. The Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and indirectly compete with the Bank in the acquisition of deposits.

In addition to competing with other savings associations, commercial banks, and credit unions, savings associations such as the Bank compete with nonbank institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with mutual funds. These mutual funds have provided substantial competition to banks for deposits, and it is anticipated they will continue to do so in the future.

Employees

As of January 31, 2001, the Company and the Bank employed 43 persons. None of The Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

ITEM 2.  PROPERTIES

         Following are the locations of Cecil Federal at December 31, 2001. The Company has no other locations.

     POPULAR NAME                               LOCATION
-----------------------       ------------------------------------------------
Main Office                   127 North Street, Elkton, MD 21922
*North East                   108 North East Plaza, Elkton, MD 21901
*Big Elk Mall                 108 Big Elk Mall, Elkton, MD 21921
Downtown Havre de Grace       303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace       1609 Pulaski Highway, Havre de Grace, MD 21078

* Leased.

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, Cecil Bancorp is often subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on Cecil Bancorp's financial position; however, Cecil Federal is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2001, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB. Shareholders received quarterly cash dividends totaling $.40 in both 2001 and 2000. The ratio of dividends per share to diluted net income per share was 32.8% in 2001, compared to 33.8% for 2000. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Shares issued under the dividend reinvestment plan totaled 6,809 in 2001 and 3,747 in 2000.

The number of common shareholders of record was approximately 644 as of March 15, 2002, excluding shareholders who hold in nominee or "street name."

                           Quarterly Stock Information

                           2001                               2000
--------------------------------------------------------------------------------
             Stock Price Range                   Stock Price Range
             -----------------     Per Share     -----------------     Per Share
Quarter      Low(1)    High(1)     Dividend      Low(1)    High(1)     Dividend
--------------------------------------------------------------------------------
1st          $17.00     $19.50      $   .10       $25.25   $25.75       $   .10
2nd           16.70      19.50          .10        20.00    22.00           .10
3rd           16.70      19.75          .10        17.00    20.50           .10
4th           16.70      20.00          .10        16.63    19.63           .10
   Total

   (1) Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's unaudited consolidated financial statements and the accompanying notes

Three Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)
                                                2001         2000        1999(3)
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest Income                                $9,336       $9,363       $7,775
Interest Expense                                4,729        4,875        3,994
    Net Interest Income                         4,607        4,488        3,781
Provision for Loan Losses                         190          305          125
Net Interest Income after Provision             4,417        4,183        3,656
    for Loan Losses
Noninterest Income                                588          573          417
Noninterest Expenses                            3,773        3,570        2,928
Income before Income Taxes                      1,232        1,186        1,145
Income Tax Expense                                471          467          475
Net Income                                        761          719          670

PER SHARE DATA:
Basic Net Income Per Share                      $1.24        $1.20        $1.14
Diluted Net Income Per Share                     1.22         1.18         1.12
Dividends Declared                                .40          .40          .40
Book Value (at year end)                        19.27        18.37        17.39
Tangible Book Value (at year end) (1)           15.71        14.26        12.93

FINANCIAL CONDITION (at year end):
Assets                                       $127,498     $121,961     $114,924
Deposits                                      104,035       95,913      101,218
Loans, net                                    101,393      102,582       92,099
Securities                                     13,817        7,948        9,733
Stockholders' Equity                           12,197       11,416       10,706

PERFORMANCE RATIOS (for the year):
Return on Average Assets                          .61%         .59%         .63%
Return on Average Equity                         6.41         6.48         6.40
Net Interest Margin                              4.01         3.89         3.66
Efficiency Ratio (2)                            67.22        64.96        68.46
Dividends Declared Per Share
  to Diluted Earnings Per Share                 32.79        33.90        35.71

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets                 9.48%        9.09%       10.42%
Allowance for Credit Losses to Loans              .32          .41          .47
Nonperforming Assets to Total Assets              .54          .73          .95
Net Charge-offs to Average Loans                  .28          .31          .11

     (1) Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
     (2) The Efficiency Ratio equals noninterest expenses as a percentage of tax-equivalent net interest income plus noninterest income. In this ratio, noninterest expenses exclude intangible asset amortization. Noninterest income excludes gains on sales of securities.
     (3) Reflects the September 27, 1999 acquisition of two branch offices from an unaffiliated financial institution.

Summary

Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Savings Bank ("Cecil Federal" or the "Bank")), and until June 11, 2001, also was the holding company for Columbian Bank, a Federal Savings Bank ("Columbian"). The Company is now classified as a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. The board of the Bank has authorized the conversion of Cecil Federal Savings Bank from a stock federal savings bank to a commercial bank chartered under the laws of the State of Maryland. The Bank also plans to apply for membership in the Federal Reserve System. It is expected that this conversion, which is subject to regulatory approval, will be effective during 2002.

Cecil Federal is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. Cecil Federal converted to a Federal mutual savings bank in January 1993 and, effective November 10, 1994, Cecil Federal converted from mutual to stock form, with the sale and issuance of 100,000 shares of its Common Stock to the Company. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB"), system since 1959. Cecil Federal's primary business is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil and Harford counties, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans, and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds.

Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton and North East, Maryland, and through the Columbian Bank Division's main office and a branch office in Havre de Grace, Maryland. Cecil Federal has two wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation. Cecil Service Corporation's primary business is acting as leasing agent for the North East Plaza Branch and Cecil Financial Services Corporation's primary business is the operation, through a relationship with UVEST Investment Services, of a full range of brokerage and investment services. Cecil Federal's business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.

Consolidated Average Balances, Yields and Rates (1)

                                                              2001                          2000
-------------------------------------------------------------------------------------------------------------
                                                   Average              Yield/   Average              Yield/
(Dollars in thousands)                             Balance   Interest    Rate    Balance   Interest    Rate
-------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                             $ 102,223  $   8,626    8.44% $ 101,570  $   8,528    8.40%
Investment securities                                 8,346        551    6.60      9,258        515    5.56
Other interest-earning assets                         4,214        159    3.76      4,573        320    7.00
                                                  ---------  ---------          ---------  ---------
   Total Earning Assets                             114,783      9,336    8.13    115,401      9,363    8.11
                                                             ---------                     ---------
Non-Interest earning assets                          10,425                         6,746
                                                  ---------                     ---------
   Total Assets                                   $ 125,208                     $ 122,147
                                                  =========                     =========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Deposits                                          $ 101,495  $   4,130    4.07% $  97,149  $   4,162    4.28%
FHLB advances                                        10,415        591    5.68     12,244        705    5.76
Advances from borrowers for taxes
   and insurance                                        788          8    1.02        886          8     .90
                                                  ---------  ---------          ---------  ---------
   Total Interest- Bearing Liabilities              112,698      4,729    4.20    110,279      4,875    4.42
                                                             ---------                     ---------
Non-Interest bearing liabilities                        645                           762
                                                  ---------                     ---------
   Total liabilities                                113,343                       111,041
Stockholders' equity                                 11,865                        11,106
                                                  ---------                     ---------
   Total Liabilities and Stockholders' Equity     $ 125,208                     $ 122,147
                                                  =========                     =========
Net Interest income                                          $   4,607                     $   4,488
                                                             =========                     =========
Interest Rate Spread                                                      3.93%                         3.69%
Net Interest Margin                                                       4.01                          3.89
Ratio of average interest earning assets
   to average interest bearing liabilities                              101.85                        104.64

---------------------
(1) Average balance are based upon month end balances, which are not believed to be materially different from daily averages.

(2)  Non-accrual loans are included in the average balances.

Net Interest Income

Net interest income, the Company's primary source of income, increased $119,056, or 2.7% to $4,606,801 for the year ended December 31, 2001, from $4,487,745 for the year ended December 31, 2000. The weighted average yield on all interest-earning assets increased from 8.11% for the year ended December 31, 2000, to 8.13% for the year ended December 31, 2001. The weighted average rate paid on interest bearing liabilities decreased from 4.42% for the year ended December 31, 2000 to 4.20% for the year ended December 31, 2001.

Interest on loans receivable increased by $97,558, or 1.1% to $8,626,261 for the year ended December 31, 2001 from $8,528,703 for the year ended December 31, 2000. The increase is attributable to an increase in the average balance outstanding, and average yield. The average outstanding balance increased $652,318, or 0.6%, from $101,570,458 for the year ended December 31, 2000 to
$102,222,776 for the year ended December 31, 2001. The weighted average yield increased from 8.40% for the year ended December 31, 2000 to 8.44% for the year ended December 31, 2001.

Interest on investment securities increased $35,906, or 7.0% to $550,986 for the year ended December 31, 2001 from $515,080 for the year ended December 31, 2000. The increase is a result of a decrease in the average balance offset by an increase in the weighted average yield. The average outstanding balance decreased $911,982, or 9.9%, from $9,257,859 for the year ended December 31, 2000 to $8,345,877 for the year ended December 31, 2001. The weighted average yield increased from 5.56% for the year ended December 31, 2000 to 6.60% for the year ended December 31, 2001. Dividends on Federal Home Loan Bank stock decreased $718, or 1.1% to $61,808 for the year ended December 31, 2001 from $62,526 for the year ended December 31, 2000 as a result of an decrease in the weighted average yield offset by an increase in the average balance outstanding. Interest on other earning assets decreased $160,050, or 62.3% to $96,696 for the year ended December 31, 2001 from $256,746 for the year ended December 31, 2000 as a result of a decrease in the weighted average yield and the average balance outstanding. The average outstanding balance decreased $474,900, or 12.7%, from $3,745,893 for the year ended December 31, 2000 to $3,270,993 for the year ended December 31, 2001. The weighted average yield decreased from 6.85% for the year ended December 31, 2000 to 2.96% for the year ended December 31, 2001. Other earning assets primarily are short-term liquidity accounts with variable rates.

Interest paid on savings deposits decreased $32,457, or 0.8% to $4,137,578 for the year ended December 31, 2001 from $4,170,035 for the year ended December 31, 2000. The increase was the result of an increase in the average balance outstanding offset by a decrease in the average cost of funds. The average outstanding balance increased $4,345,492, or 4.5%, from $97,149,236 for the year ended December 31, 2000 to $101,494,728 for the year ended December 31, 2001. The weighted average cost decreased from 4.28% for the year ended December 31, 2000 to 4.07% for the year ended December 31, 2001. Interest expense paid on borrowings decreased $113,903, or 16.2% to $591,372 for the year ended December 31, 2001 from $705,275 for the year ended December 31, 2000. The increase was a result of a decrease in the average cost of funds and the average balance outstanding. The average outstanding balance decreased $1,829,685, or 14.9%, from $12,244,268 for the year ended December 31, 2000 to $10,414,583 for the year ended December 31, 2001. The weighted average cost decreased from 5.76% for the year ended December 31, 2000 to 5.68% for the year ended December 31, 2001.

            Effect of Volume and Rate Changes on Net Interest Income

                                                   2001 vs. 2000                   2000 vs. 1999
----------------------------------------------------------------------------------------------------------
                                            Increase     Due to Change     Increase     Due to Change
                                              Or          in Average:*          or         in Average:*
(Dollars in thousands)                     (Decrease)  Volume      Rate   (Decrease)   Volume       Rate
----------------------------------------------------------------------------------------------------------
Interest income from earning assets:
    Loans                                   $    98    $    55    $    43  $ 1,812     $ 1,461    $   351
    Investment securities                        36        (54)        90       (3)        (46)        43
    Other interest-earning assets              (161)       (23)      (138)    (118)       (115)        (3)
                                            -------                        -------
        Total Interest Income                   (27)       (50)        23    1,691       1,295        396
                                            -------                        -------
Interest expense:
    Interest-bearing deposits                   (32)       182       (214)     342         291         51
    FHLB advances                              (114)      (104)       (10)     539         550        (11)
    Advances from borrowers for taxes
       and insurance                              0         (1)         1       (1)          0         (1)
                                            -------                        -------
        Total Interest Expense                 (146)        78       (224)     880         842         38
                                            -------                        -------
            Net Interest Income             $   119        (99)       218  $   811         424        387
                                            =======                        =======

   ----------------
* Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

Provision for Loan Losses

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company makes provision for loan loses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management's reviews of probable losses inherent in the loan portfolio. See "Allowance for Loan Losses." The provision for loan losses decreased $115,500, or 37.9% to $189,500 for the year ended December 31, 2001 from $305,000 for the year ended December 31, 2000 as a result of this analysis.

Noninterest Income

Non-interest income increased $14,996, or 2.6% to $588,485 for the year ended December 31, 2001 from $573,489 for the year ended December 31, 2000. Checking account fees increased $15,100 or 5.4% to $296,888 for the year ended December 31, 2001 from $281,788 for the year ended December 31, 2000. ATM fees increased $13,431 or 16.0% to $97,580 for the year ended December 31, 2001 from $84,149 for the year ended December 31, 2000. Commission income on alternative investment products decreased $32,912, or 28.6% to $82,321 for the year ended December 31, 2001 from $115,233 for the year ended December 31, 2000. Other fees increased $19,377 or 21.0% to $111,696 for the year ended December 31, 2001 from $92,319 for the year ended December 31, 2000.

Noninterest Expenses

Non-interest expense increased $204,067, or 5.7% to $3,773,635 for the year ended December 31, 2001 from $3,569,568 for the year ended December 31, 2000. The Company experienced an increase in salaries and employee benefits of $61,611, or 3.5% to $1,801,083 for the year ended December 31, 2001 from $1,739,472 for the year ended December 31, 2000. The increase can be attributable to increased personnel and annual merit increases. Occupancy expense increased $30,801, or 15.2% to $233,306 for the year ended December 31, 2001 from $202,505 for the year ended December 31, 2000. The Company's SAIF premium decreased $2,648, or 3.7% to $67,985 for the year ended December 31, 2001 as compared to $70,633 for the year ended December 31, 2000. Other expenses increased $90,470, or 10.9% to $917,512 for the year ended December 31, 2001 from $827,042 for the year ended December 31, 2000. The increase is attributable to an increase in advertising and promotion expense, loan expense, stationery & office supplies, postage, meeting expense, and charitable contributions.

Income Tax Expenses

Income tax expense for the year ended December 31, 2001 and December 31, 2000 was $471,076 and $467,353, respectively, which equates to effective rates of 38.2% and 39.4%, respectively.

Net Income

Net income increased $41,762, or 5.8% to $761,075 for the year ended December 31, 2001, from $719,313 for the same period in 2000. The increase in net income is the direct result of a slight increase in interest income on loans along with decreases in interest expense on deposits and Federal Home Loan Bank advances. The annualized return on average assets and annualized return on average equity were 0.61% and 6.41% respectively, for the year ended December 31, 2001. This compares to an annualized return on average assets and the annualized return on average equity of 0.59% and 6.48%, respectively for the same period in 2000.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000.

The Company's assets increased by $5,537,341, or 4.5% to $127,498,041 at December 31, 2001 from $121,960,700 at December 31, 2000. The Company increased assets by expanding investments available for sale. The loans receivable portfolio, net of the allowance for loan losses, decreased by $1,188,081, or 1.2% to $101,393,491 at December 31, 2001 from $102,581,572 at December 31,
2000. Cash and interest-bearing deposits increased $1,665,636 or 42.9% to $5,546,242 at December 31, 2001 from $3,880,606 at December 31, 2000. The
Company's investments held to maturity decreased by $2,285,925, or 42.8% to $3,049,364 at December 31, 2001 from $5,335,289 at December 31, 2000.
Investments available for sale increased $8,154,921 or 312.1% to $10,767,803 at December 31, 2001 from $2,612,882 at December 31, 2000. Plant, Property, and Equipment decreased by $181,971, or 7.3% to $2,319,960 at December 31, 2001 from $2,501,931 at December 31, 2000. The decrease was the result of the depreciation of the Bank's fixed assets. Federal Home Loan Bank stock increased $50,000 or 5.5% to $955,000 at December 31, 2001 from $905,000 at December 31, 2000.

The Company's liabilities increased $4,756,316, or 4.3% to $115,300,730 at December 31, 2001 from $110,544,414 at December 31, 2000. Savings deposits increased $8,121,719, or 8.5% to $104,035,106 at December 31, 2001 from
$95,913,387 at December 31, 2000. Advances from the Federal Home Loan Bank of Atlanta decreased $3,250,000 or 24.5% to 10,000,000 at December 31, 2001
from $13,250,000 and at December 31, 2000. The decrease was the result of decreased loan activity and increased savings deposits. Other liabilities remained stable in comparison with the prior year.

The Company's stockholders' equity increased by $781,025, or 6.8% to $12,197,311 at December 31, 2001 from $11,416,286 at December 31, 2000. The increase was primarily due to an increase in retained earnings of $516,347, or 7.9%. For the year ended December 31, 2001, the Company paid an annualized dividend of $.40 per share.

Loans

Cecil Federal's primary business is the origination of mortgage loans secured by single-family residential real estate located in Cecil and Harford Counties in Maryland. Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, loans for the construction or renovation of commercial property, home equity loans, land loans, and consumer loans including education loans, personal and commercial lines of credit, automobile loans, and loans secured by deposit accounts. The following table shows the composition of the loan portfolio at December 31.

                                                               2001                             2000
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                  Amount        %                  Amount        %
-----------------------------------------------------------------------------------------------------------
Real estate loans:
  Construction loans                                  $   6,496       6.39%            $   4,716      4.58%
  One- to four-family residential and home equity        69,347      68.17                73,579     71.44
  Multi-family residential                                1,854       1.82                   962       .93
  Land                                                    2,626       2.58                 3,906      3.79
  Commercial                                              8,593       8.45                 6,268      6.09
                                                      ---------      -----             ---------    ------
     Total real estate loans                             88,916      87.41                89,431     86.83
                                                      ---------      -----             ---------    ------
Commercial business loans                                 5,831       5.73                 5,335      5.18
                                                      ---------      -----             ---------    ------
Consumer loans:
  Automobile loans                                        2,204       2.17                 3,236      3.14
  Education loans                                            30        .03                    41       .04
  Savings account loans                                     759        .75                   883       .86
  Home improvement loans                                      0       0.00                     2      0.00
  Personal loans                                          3,979       3.91                 4,072      3.95
                                                      ---------    -------             ---------    ------
     Total consumer loans                                 6,972       6.86                 8,234      7.99
                                                      ---------    -------             ---------    ------
     Gross loans                                        101,719     100.00%              103,000    100.00%
                                                                    ======                          ======
Less: Allowance for Loan Losses                            (326)                            (419)
                                                      ---------                        --------
    Total loans                                        $101,393                        $102,581
                                                      =========                        ========

     The following table shows the remaining maturities of outstanding loans at December 31, 2001. balances are not reduced for loan in process or discounts.

                                            At December 31, 2001
                               Remaining Maturities of Selected Credits in Years
--------------------------------------------------------------------------------
(Dollars in thousands)           1 or Less    Over 1-5       Over 5       Total
--------------------------------------------------------------------------------
Real estate:
   Construction                  $  2,795     $   2,902    $    846    $  6,543
   Mortgage                         3,339         2,628      69,283      75,250
   Home equity and second
      mortgages                        27         1,386       6,143       7,556
   Commercial                       4,640           615         576       5,831
   Consumer                         2,639         3,692         641       6,972
                                 --------     ---------    --------    --------
        Total                    $ 13,440     $  11,223    $ 77,489    $102,152
                                 ========     =========    ========    ========

Rate Terms:
    Fixed                        $  7,513     $  10,350    $ 30,096    $ 47,958
    Variable or adjustable          5,927           873      47,394      54,194
                                 --------     ---------    --------    --------
        Total                    $ 13,440     $  11,223    $ 77,490    $102,152
                                 ========     =========    ========    ========

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the loan portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management also may establish and unallocated allowance based upon its evaluation of various conditions that are not directly measured in the formula and specific allowances. All of the allowance for loan losses was allocated at year-end 2001 and 2000. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During 2001, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance. Management determined that the appropriate allowance for loan losses at December 31, 2001 was $326,000, (0.32% of total loans), a decrease of $93,000 from the $419,000 allowance (0.41% of loans) at December 31, 2000. Annual charge offs for 2001 were 0.28% of average loans, down slightly from the 0.31% of average loans recorded for the year 2000. Total nonperforming loans at December 31, 2001 were $690,000, up $56,000 (8.83%) from year-end 2000. However, a significantly larger amount of nonperforming loans at December 31, 2001 consisted of residential real estate loans, which generally have low loss rates. At December 31, 2001, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 68.18% of the portfolio, compared to 71.44% at December 31, 2000. The provision for loans losses required for 2001 was $189,000, down $116,000, from 2000. A summary of activity in the allowance is shown below.

(Dollars in thousands)                                     2001          2000
-------------------------------------------------------------------------------
Balance at beginning of period                           $   419        $   434
                                                         -------        -------
Loans charged-off:
   Residential real estate mortgage loans                     55              0
   Commercial                                                 68             39
   Consumer                                                  214            295
                                                         -------        -------
Total charge-offs                                            337            334
                                                         -------        -------
Recoveries:
   Residential real estate mortgage loans
   Commercial
   Consumer                                                   55             14
                                                         -------        -------
Total recoveries                                              55             14
                                                         -------        -------
Net loans charged-off                                        282            320
Provision for loan losses                                    189            305
                                                         -------        -------
Balance at end of period                                 $   326        $   419
                                                         =======        =======
Net charge-offs to average loans
   outstanding during the period (annualized)                .28%           .31%
Allowance for loan losses to loans                           .32            .41
Allowance for loan losses to nonperforming loans           47.25          66.09

The following table presents a two year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage or total loans in each category.

                                                            2001                             2000
-----------------------------------------------------------------------------------------------------------
                                                                % of Loans                     % of Loans
                                                              in Category to                 in Category to
(Dollars in thousands)                              Amount      Total Loans         Amount     Total Loans
-----------------------------------------------------------------------------------------------------------
Real estate loans:
   Construction loans                               $               6.39%           $    44         4.58%
  One-to four-family residential and home equity        50         68.17                128        71.44
  Multi-family residential                                          1.82                  4          .93
  Land                                                              2.58                  7         3.79
  Commercial                                            19          8.45                 32         6.09
                                                    ------        ------             ------       ------
  Total Real Estate Loans                               69         87.41                215        86.83
                                                    ------        ------             ------       ------
Commercial business loans                               55          5.73                 74         5.18
                                                    ------        ------             ------       ------
Consumer loans:
  Automobile loans                                     126          2.17                 69         3.14
  Education loans                                                    .03                             .04
  Savings account loans                                              .75                             .86
  Home improvement loans                                             .00                             .00
  Personal loans                                        76          3.91                 61         3.95
                                                    ------        ------             ------       ------
  Total Consumer Loans                                 202          6.86                130         7.99
                                                    ------        ------             ------       ------
  Total                                             $  326        100.00%            $  419       100.00%
                                                    ======        ======             ======       ======

Nonperforming Assets

Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a nonaccrual basis, loans past due by 90 days or more but still accruing, troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets at December 31:

(Dollars in thousands)                           2001                2000
--------------------------------------------------------------------------
Nonaccrual loans(1)                             $ 460               $ 395
Loans 90 days or more past due                    230                 239
Restructured loans                                  0                   0
                                                -----               -----
Total Nonperforming Loans(2)                      690                 634
Other real estate owned, net                        0                 255
                                                -----               -----
Total Nonperforming Assets                      $ 690               $ 889
                                                =====               =====
Nonperforming loans to total loans                .68%                .61%
Nonperforming assets to total assets              .54                 .73

   (1) Gross interest income that would have been recorded in 2001 if non-accrual loans and leases had been current and in accordance with their original terms was $22,500, while interest actually recorded on such loans was $5,000.

   (2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $246,500 at December 31, 2001. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Investment Securities

The composition of investment securities at December 31 are shown below.

(Dollars in thousands)                                 2001               2000
--------------------------------------------------------------------------------
Available-for-Sale:(1)
   U.S. Government and Agency                        $      0           $    499
   Mutual Funds-Mortgage Securities                     8,825                588
   Mutual Funds-U.S. Government Securities              1,090                327
   Mortgage-backed Securities                             853              1,199
                                                     --------           --------
     Total                                             10,768              2,613
                                                     --------           --------
Held-to-Maturity:
   U.S. Government and Agency                           3,049              4,505
   Mortgage-backed Securities                               0                830
                                                     --------           --------
     Total                                              3,049              5,335
                                                     --------           --------
           Total Investment Securities (3)           $ 13,817           $  7,948
                                                     ========           ========

(1)  At estimated fair value.
(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3) The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2001 or 2000.

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2001 are presented below. All such securities are due within one year of December 31, 2001, with the exception of $39,000 which matures within 2, years, and $585,448 which matures in over five years. All such available for sale securities are reported at fair value. Held to maturity securities appear in the table at amortized cost, without market value adjustments. Maturities are by stated maturity adjusted for estimated calls.

(Dollars in thousands)                        Amount         Yield
-------------------------------------------------------------------
Securities Available for Sale:
   U.S. Government and Agency               $    853          4.47%
   Mutual Funds-Mortgage Securities            8,825          4.50
   Mutual Funds-US Government Securities       1,090          4.36
                                            --------
     Total                                    10,768          4.45
                                            --------

Securities Held-to-Maturity:
   U.S. Government and Agency               $  3,049          6.35
   Mortgage-backed Securities                      0
                                            --------
     Total                                     3,049          6.35
                                            --------
     Total Securities                       $ 13,817          5.65
                                            ========

Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                              2001                              2000
-------------------------------------------------------------------------------------------------
                                            Weighted                           Weighted
                                            Average     % of                   Average     % of
(Dollars in thousands)           Balance     Rate       Total        Balance    Rate     Deposits
-------------------------------------------------------------------------------------------------
NOW and Money Market Accounts   $  12,484     .97%     12.00%       $  11,469   1.84%     11.96%
Savings accounts                   14,755    1.01      14.20           15,916   2.33      16.60
Term Certificates                  69,916    4.80      67.20           63,224   5.05      65.92
Checking Accounts                   6,880               6.60            5,304              5.52
                                ---------             ------        ---------            ------
   Total Deposits               $ 104,035             100.00%       $  95,913            100.00%
                                =========             ======        =========            ======

Borrowing

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following:

               2001                                       2000
-------------------------------------   ----------------------------------------
          Maturity                                  Maturity
Amount      Date    Rate      Type       Amount      Date      Rate     Type
-------------------------------------   ----------------------------------------
$  1,000   2002     1.99%  Adjustable    $  7,750     2001     6.35%  Adjustable
   6,000   2006     4.97%  Fixed            5,500     2001     6.35%  Adjustable
   3,000   2006     4.13%  Fixed
--------                                 --------
$ 10,000                                 $ 13,250
========                                 ========

Interest Sensitivity

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity, and capital adequacy. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. Measurement and monitoring of liquidity, interest rate risk, and capital adequacy are performed centrally through the Asset/Liability Management Committee, and reported under guidelines established by management, the Board of Directors and regulators. Oversight of this process is provided by the Board of Directors.

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

The Company's net income is largely dependent on its net interest income. The Company seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareholders' equity.

The Company attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, The Company may determine to increase its interest rate risk position somewhat in order to increase its net interest margin. The Company monitors interest rate risk and adjusts the composition of its interest-related assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. The Company's asset/liability committee reviews its interest rate risk position and profitability, and recommends adjustments. The asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding The Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

Cecil Federal also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. This analysis is based upon federal Office of Thrift Supervision models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2001, this analysis indicated that shock increases of 200 and 300 basis points and shock decreases of 100, 200, and 300 basis points would increase the market value of portfolio equity, while an interest rate shock of 100 basis points would decrease the market value of portfolio equity by 10%, (0.93 % of assets). These regulatory models also provide an analysis of interest rate shock effects on net interest income, and indicate a maximum decrease of net interest income, based upon the Bank's December 31, 2001 asset/liability position, of 14.8% from a 300 basis point rate shock.

Liquidity

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization.

Cash and cash equivalents increased $1.6 million during 2001. This increase was the result of cash provided from operating activities of $1.6 million and financing activities (primarily increased deposits) of $4.8 million offset by $4.7 million in cash used in investing activities.

During 2000, cash and cash equivalents decreased $2.1 million as compared to the year ended December 31, 1999. The decrease was the result of cash provided from financing activities (primarily increased short-term borrowings) of $6.2 million and operating activities of $1.3 million offset by $9.7 million in cash used in investing activities.

Cecil Federal maintains liquid assets which can be invested in specified short-term securities, and is also permitted to make certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, Management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short term demand for funds to be used in Cecil Federal's loan origination and other activities. The general objectives of Cecil Federal's investment policy are to (i) maintain liquidity levels sufficient to meet the operating needs of Cecil Federal (ii) minimize interest rate risk by managing the repricing characteristics of Cecil Federal's assets and liabilities, (iii) reduce credit risk by investing primarily in U.S. Treasury and agency securities and (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high. Cecil Federal's investment activities are conducted by senior management

(specifically Chief Executive Officer Halsey) and supervised by the Board of Directors. Investments are governed by an investment policy adopted by the Board, which currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating Cecil Federal's asset/liability management objectives (e.g., limiting the weighted average terms to maturity or repricing of Cecil Federal's interest-earning assets). In accordance with the policy, management has primarily invested in U.S. Treasury, government and agency securities and mutual funds. Cecil Federal carries its investments at cost as adjusted for discounts and unamortized premiums. Cecil Federal's intention is to hold all investments available for sale.

The Company's time deposits of $100,000 or more represented 37.2% of total deposits at December 31, 2001, and are shown by maturity in the table below.

                                               Months to Maturity
                                        -------------------------------
                                          3 or   Over 3   Over 6   Over
(Dollars in thousands)                    less    to 6     to 12    12    TOTAL
--------------------------------------------------------------------------------
Time deposits--$100 thousand or more    $1,858   8,010     5,528  4,104   19,500

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Office of Thrift Supervision ("OTS"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At December 31, 2001, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 11.61%, a tier 1 risk-based capital ratio of 11.24%, and a tangible capital ratio of 7.86%. As of December 31, 2001, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Savings Bank's regulators. See Note 12 "Regulatory Capital Matters" in the notes to the consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS



                      CECIL BANCORP, INC. AND SUBSIDIARIES

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS                                       Page
                                                                        -----

      Statements of Financial Condition                                 26-27


      Statements of Income                                                 28


      Statements of Changes in Stockholders' Equity                        29


      Statements of Cash Flows                                             30



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              32-57

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland


           We have audited the accompanying consolidated statements of financial condition of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the accompanying consolidated statements of financial condition as of December 31, 2001 and 2000, and the related consolidated statements of income and cash flows for the years then ended present fairly, in all material respects, the financial position of Cecil Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Stegman & Company

Baltimore, Maryland
January 25, 2002

                    CECIL BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                               2001              2000
                                                           -------------    -------------
Cash and due from banks                                    $   2,466,940    $   1,530,547
Interest bearing deposits with banks                           3,079,302        2,350,059
Investment securities:
   Securities available-for-sale at fair value                10,767,803        2,612,882

   Securities held-to-maturity (fair value of $3,055,783
     in 2001 and $5,295,467 in 2000)                           3,049,364        5,335,289

Loans                                                        101,719,306      103,000,297
   Less allowance for loan losses                               (325,815)        (418,725)
                                                           -------------    -------------
       Net loans                                             101,393,491      102,581,572
                                                           -------------    -------------
Premises and equipment - net                                   2,319,960        2,501,931
Real estate owned                                                      -          254,994
Stock in Federal Home Loan Bank of Atlanta - at cost             955,000          905,000
Accrued interest receivable                                      655,019          824,683
Goodwill and other intangible assets                           2,254,261        2,552,231
Other assets                                                     556,901          511,512
                                                           -------------    -------------

       TOTAL ASSETS                                        $ 127,498,041    $ 121,960,700
                                                           =============    =============


See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                2001             2000
                                                                           -------------    -------------
LIABILITIES:
   Savings deposits                                                        $ 104,035,106    $  95,913,387
   Advance payments by borrowers for property
     taxes and insurance                                                         651,732          681,853
   Employee stock ownership plan debt                                            115,524          154,032
   Other liabilities                                                             498,368          545,142
   Advances from Federal Home Loan Bank of Atlanta                            10,000,000       13,250,000
                                                                           -------------    -------------

       Total liabilities                                                     115,300,730      110,544,414
                                                                           -------------    -------------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 633,108 shares in 2001 and
     621,486 shares in 2000                                                        6,331            6,215
   Additional paid in capital                                                  5,266,908        5,046,082
   Employee stock ownership plan ("ESOP") debt                                  (115,524)        (154,032)
   Deferred compensation - Management Recognition Plan                           (17,483)         (22,565)
   Retained earnings                                                           7,059,549        6,543,202
   Accumulated other comprehensive loss, net                                      (2,470)          (2,616)
                                                                           -------------    -------------

       Total stockholders' equity                                             12,197,311       11,416,286
                                                                           -------------    -------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                            $ 127,498,041    $ 121,960,700
                                                                           =============    =============

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                             2001        2000
                                                          ----------  ----------

INTEREST INCOME:
   Interest and fees on loans                             $8,626,261  $8,528,703
   Interest on investment securities                         550,986     515,080
   Dividends on Federal Home Loan Bank of Atlanta stock       61,808      62,526
   Other interest-earning assets                              96,696     256,746
                                                          ----------  ----------
         Total interest income                             9,335,751   9,363,055
                                                          ----------  ----------
INTEREST EXPENSE:
   Interest expense on deposits                            4,137,578   4,170,035
   Interest expense on Federal Home Loan Bank
     of Atlanta advances                                     591,372     705,275
                                                          ----------  ----------
         Total interest expense                            4,728,950   4,875,310
                                                          ----------  ----------
NET INTEREST INCOME                                        4,606,801   4,487,745
PROVISION FOR LOAN LOSSES                                    189,500     305,000
                                                          ----------  ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         4,417,301   4,182,745
                                                          ----------  ----------
NONINTEREST INCOME:
   Checking account fees                                     296,888     281,788
   ATM fees                                                   97,580      84,149
   Commission income                                          82,321     115,233
   Other                                                     111,696      92,319
                                                          ----------  ----------
         Total noninterest income                            588,485     573,489
                                                          ----------  ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits                          1,801,083   1,739,472
   Occupancy expense                                         233,306     202,505
   Equipment and data processing expense                     472,182     448,349
   SAIF deposit insurance premium                             67,985      70,633
   Goodwill amortization                                     281,567     281,567
   Other                                                     917,512     827,042
                                                          ----------  ----------
         Total noninterest expense                         3,773,635   3,569,568
                                                          ----------  ----------
INCOME BEFORE INCOME TAXES                                 1,232,151   1,186,666
INCOME TAX EXPENSE                                           471,076     467,353
                                                          ----------  ----------
NET INCOME                                                $  761,075  $  719,313
                                                          ==========  ==========

Basic net income per common share                         $     1.24  $     1.20
                                                          ==========  ==========
Diluted net income per common share                       $     1.22  $     1.18
                                                          ==========  ==========


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                      Deferred
                                                                                    Employee       Compensation -
                                                                  Additional         Stock           Management
                                                   Common           Paid-in         Ownership       Recognition
                                                    Stock           Capital           Plan              Plan
                                                   ------         ----------        ---------      --------------
BALANCES AT JANUARY 1, 2000                     $      6,158     $  4,898,025     $   (192,540)     $    (45,383)

   Comprehensive income:
     Net income                                            -                -                -                 -
     Other comprehensive income, net of
       related income tax effect                           -                -                -                 -

           Total comprehensive income                      -                -                -                 -
   Cash dividends paid                                     -                -                -                 -
   Repayment of ESOP debt                                  -                -           38,508                 -
   Release of ESOP shares                                  -           38,508                -                 -
   Deferred compensation amortization                      -                -                -            37,352
   Funding of Management Recognition Plan                  -                -                -           (14,534)
   Stock purchased by dividend reinvestment
     plan                                                 37           71,133                -                 -
   Stock options exercised                                20           21,980                -                 -
   Release of vested MRP shares                            -           16,436                -                 -
                                                ------------     ------------     ------------      ------------

BALANCES AT DECEMBER 31, 2000                          6,215        5,046,082         (154,032)          (22,565)

   Comprehensive income:
     Net income                                            -                -                -                 -
     Other comprehensive income, net of
       related income tax effect                           -                -                -                 -

         Total comprehensive income                        -                -                -                 -
   Cash dividends paid                                     -                -                -                 -
   Repayment of ESOP debt                                  -                -           38,508                 -
   Release of ESOP shares                                  -           38,508                -                 -
   Deferred compensation amortization                      -                -                -             5,082
   Stock purchased by dividend
     reinvestment plan                                    68          123,028                -                 -
   Stock options exercised                                48           42,927                -                 -
   ESOP expense                                            -           16,363                -                 -
                                                ------------     ------------     ------------      ------------

BALANCES AT DECEMBER 31, 2001                   $      6,331     $  5,266,908     $   (115,524)     $    (17,483)
                                                ============     ============     ============      ============

                                                                   Accumulated
                                                                      Other             Total
                                                  Retained        Comprehensive     Stockholders'
                                                  Earnings        Income (Loss)         Equity
                                                ------------      -------------     -------------
BALANCES AT JANUARY 1, 2000                     $  6,063,589      $    (23,389)     $ 10,706,460

   Comprehensive income:
     Net income                                      719,313                 -           719,313
     Other comprehensive income, net of
       related income tax effect                           -            20,773            20,773
                                                                                    ------------
           Total comprehensive income                      -                 -           740,086
   Cash dividends paid                              (239,700)                -          (239,700)
   Repayment of ESOP debt                                  -                 -            38,508
   Release of ESOP shares                                  -                 -            38,508
   Deferred compensation amortization                      -                 -            37,352
   Funding of Management Recognition Plan                  -                 -           (14,534)
   Stock purchased by dividend reinvestment
     plan                                                  -                 -            71,170
   Stock options exercised                                 -                 -            22,000
   Release of vested MRP shares                            -                 -            16,436
                                                ------------      ------------      ------------

BALANCES AT DECEMBER 31, 2000                      6,543,202            (2,616)       11,416,286

   Comprehensive income:
     Net income                                      761,075                 -           761,075
     Other comprehensive income, net of
       related income tax effect                           -               146               146
                                                                                    ------------
         Total comprehensive income                        -                 -           761,221
   Cash dividends paid                              (244,728)                -          (244,728)
   Repayment of ESOP debt                                  -                 -            38,508
   Release of ESOP shares                                  -                 -            38,508
   Deferred compensation amortization                      -                 -             5,082
   Stock purchased by dividend
     reinvestment plan                                     -                 -           123,096
   Stock options exercised                                 -                 -            42,975
   ESOP expense                                            -                 -            16,363
                                                ------------      ------------      ------------

BALANCES AT DECEMBER 31, 2001                   $  7,059,549      $     (2,470)     $ 12,197,311
                                                ============      ============      ============


See accompanying notes

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                  2001              2000
                                                                              ------------      ------------
OPERATING ACTIVITIES:
    Adjustments to reconcile net income to net cash provided by operating activities:
      Net income                                                              $    761,075      $    719,313
      Depreciation and amortization                                                539,338           472,006
      Provision for loan losses                                                    189,500           305,000
      Deferred income taxes                                                        (69,161)           43,404
      Stock dividends received                                                           -           (85,591)
      Distribution from management recognition plan trust                            5,082            53,788
      Net change in:
        Accrued interest receivable and other assets                               193,344          (214,409)
        Other liabilities                                                          (46,774)           15,340
                                                                              ------------      ------------

             Net cash provided by operating activities                           1,572,404         1,308,851
                                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities available for sale                        (9,005,041)                -
    Purchase of investment securities held to maturity                          (3,073,438)                -
    Proceeds from maturities, calls and principal payments
      of investment securities available-for-sale                                1,674,817           675,474
    Proceeds from maturities, calls and principal payments
      of investment securities held-to-maturity                                  4,509,430         1,240,556
    Purchase of stock in Federal Home Loan Bank                                    (50,000)         (247,200)
    Net decrease (increase) in loans                                             1,253,575       (10,887,450)
    Proceeds from sales of foreclosed real estate                                        -           214,242
    Purchases of premises and equipment - net                                      (33,923)         (683,579)
                                                                              ------------      ------------

              Net cash used by investing activities                             (4,724,580)       (9,687,957)
                                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                          8,121,719        (5,304,157)
    ESOP expense                                                                    16,363                 -
    Decrease in advance payments by borrowers
      for property taxes and insurance                                             (30,121)          (95,656)
    Proceeds from issuance of common stock                                         166,071            93,170
    Net (decrease) increase in advances from
      Federal Home Loan Bank                                                    (3,250,000)       11,750,000
    Unearned ESOP compensation decrease                                             38,508            38,508
    Funding of management recognition plan                                               -           (14,534)
    Payments of cash dividends                                                    (244,728)         (239,700)
                                                                              ------------      ------------

              Net cash provided by financing activities                          4,817,812         6,227,631
                                                                              ------------      ------------

CECIL BANCORP, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2001 and 2000

                                                                                  2001              2000
                                                                              ------------      ------------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           $  1,665,636      $ (2,151,475)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                          3,880,606         6,032,081
                                                                              ------------      ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                             $  5,546,242      $  3,880,606
                                                                              ============      ============


Supplemental disclosure of cash flows information:
   Cash paid for income taxes                                                 $    428,034      $    594,396
                                                                              ============      ============

   Cash paid for interest                                                     $  4,730,159      $  4,875,214
                                                                              ============      ============

Supplemental disclosure of noncash investing and financing activities:
   Conversion of loans receivable to real estate owned                        $          -      $     99,717
                                                                              ============      ============

Sale of real estate owned (REO):
   Carrying value of REO                                                      $    254,994      $          -
                                                                              ============      ============
   Charge-off                                                                      (29,580)                -
   Financed sale                                                                  (225,414)                -
                                                                              ------------      ------------

   Cash received from sale of REO                                             $          -      $          -
                                                                              ============      ============


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1. NATURE OF OPERATIONS AND SUMMARY OF
       SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations
         --------------------

              Cecil Bancorp, Inc. (the Corporation) is a savings and loan holding corporation, and is the parent corporation of Cecil Federal Savings Bank ("the Bank"). The consolidated financial statements include the accounts of the Corporation, the Bank, and the Bank's wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation.

              On March 13, 2001 the Board of Directors of the Corporation approved the merger of the Bank and Columbian Bank, a Federal Savings Bank ("Columbian") another wholly owned subsidiary of the Corporation. Upon regulatory approval the merger was completed on June 11, 2001. The merger was accounted for as a pooling of interests of entities under common control. The accompanying financial statements include the consolidated results of Columbian as a separate entity until the date of the merger and as part of the Bank from that date.

              The Bank is a member of the Federal Home Loan Bank System (FHLB) and is subject to regulation by the Office of Thrift Supervision (OTS), a division of the U.S. Government Department of Treasury. As members of this System, the Bank maintains a required investment in capital stock of the FHLB. The Bank maintains insurance on savings deposits within certain limitations as members of the Savings Association Insurance Fund (SAIF) which is administered by the Federal Deposit Insurance Corporation (FDIC).

         Consolidation and Basis of Presentation
         ---------------------------------------

              The consolidated financial statements include the accounts of the Corporation and its subsidiary. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2001 presentation. The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and the prevailing practices within the banking industry.

         Use of Estimates
         ----------------

              The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Statement of Cash Flows
         -----------------------

              The Corporation has defined cash and cash equivalents in the statements of cash flows as those amounts included in the consolidated statements of condition captions "cash and due from banks" and "interest-bearing deposits with banks".

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

         Loans and Loans Held for Sale
         -----------------------------

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

              Commercial loans and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due, terms are renegotiated below market levels, or when an individual analysis of a borrower's creditworthiness indicates that a credit should be placed on nonperforming status, unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is assured and is in the process of collection. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Future interest income may only be recorded on a cash basis after recovery of principal is reasonably assured. Commercial loans and loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral no later than when the loan become 180 days past due. Consumer loans are subject to mandatory charged-off if they become ninety days or more past due as to interest and principal, except to the extent they are believed, based on a review of the credit, to be collectible. Consumer loans are usually not classified as nonperforming prior to being charged off.

              Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined using the specific identification method.

         Allowance for Loan Losses
         -------------------------

              The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited, to the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The Corporation's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

              The formula for the allowance is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors are based on the Corporation's historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

              Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading for loans categorized as substandard or doubtful, either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits.

              The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal loan examiners, and management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

              Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies; as an integral part of their examination process, periodically review the Bank's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

         Premises and Equipment
         ----------------------

              Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.

         Real Estate Owned
         -----------------

              Real estate owned represents assets that have been acquired through foreclosure. These assets are recorded on the books of the Bank at the lower of cost or fair value less estimated costs to dispose and are included in other assets.

         Goodwill and Other Intangible Assets
         ------------------------------------

              Goodwill represents the premium paid in excess of the fair value of assets and liabilities acquired in a branch purchase transaction. These premiums are being amortized on a straight line basis over 10 years. On a periodic basis, management reviews goodwill and other intangible assets to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded. Amortization expense related to this goodwill was $281,567 and $281,567 for the years ending December 31, 2001 and 2000, respectively.

              Other intangible assets consist of mortgage servicing rights which are amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

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

         Advertising
         -----------

              Advertising costs are expensed as incurred. Advertising expense was $47,439 and $27,661 for the years ended December 31, 2001 and 2000, respectively.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, had no impact on the Corporation's consolidated financial statements as the Corporation does not utilize derivatives.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged.

SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         SFAS No. 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. The Statement supersedes APB Opinion No. 17, "Intangible Assets," and will carry forward provisions in Opinion 17 related to internally developed intangible assets. The Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. Our intangible assets and goodwill are related to branch acquisitions and not within the scope of SFAS No. 142. We recognized an unidentified intangible asset or goodwill because the fair value of the liabilities assumed exceeded the fair value of the assets acquired. According to the provisions of SFAS No. 142, we will continue to amortize the remaining goodwill. However, this may change as the Financial Accounting Standards Board is currently reconsidering the exclusion of amortization of goodwill related to branch acquisitions and is expected to issue a final Statement in the fourth quarter of 2002.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Corporation's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Corporation's consolidated financial statements.

4. INVESTMENT SECURITIES

         Investment securities have been classified in the consolidated statements of financial position according to management's intent.

         Investment securities at December 31, 2001 and 2000 are summarized as follows:

                                                                              2001
                                                  -----------------------------------------------------------
                                                                     Gross          Gross         Estimated
                                                   Amortized      Unrealized      Unrealized         Fair
                                                     Cost            Gains          Losses           Value
                                                  -----------     -----------    ------------    ------------
Available for Sale:
   U.S. Treasury securities and obligations
     of U.S. Government and Federal agencies      $         -     $         -     $         -     $         -
   Mutual funds - mortgage securities               8,870,540          14,002          59,926       8,824,616
   Mutual funds - U.S. Government securities        1,050,149          39,713               -       1,089,862
   Mortgage-backed securities                         851,138           4,976           2,789         853,325
                                                  -----------     -----------     -----------     -----------

                                                  $10,771,827     $    58,691     $    62,715     $10,767,803
                                                  ===========     ===========     ===========     ===========

                                                                              2000
                                                  -------------------------------------------------------
                                                                   Gross          Gross        Estimated
                                                   Amortized     Unrealized     Unrealized        Fair
                                                      Cost          Gains         Losses          Value
                                                  -----------    -----------    ----------     ----------
Available for Sale:
   U.S. Treasury Securities and obligations
     of U.S. Government and Federal agencies      $  500,000     $        -     $      780     $  499,220
   Mutual funds -mortgage securities                 589,870              -          2,296        587,574
   Mutual funds - U.S. Government securities         328,182              -          1,186        326,996
   Mortgage-backed securities                      1,201,496            713          3,117      1,199,092
                                                  ----------     ----------     ----------     ----------

                                                  $2,619,548     $      713     $    7,379     $2,612,882
                                                  ==========     ==========     ==========     ==========

                                                                              2001
                                                  -------------------------------------------------------
                                                                   Gross          Gross        Estimated
                                                   Amortized     Unrealized     Unrealized       Fair
                                                      Cost         Gains          Losses         Value
                                                  ----------     ----------     ----------     ----------
Held to Maturity:
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies     $3,049,364     $    6,304     $        -     $3,055,783
   Mortgage-backed securities                              -              -              -              -
                                                  ----------     ----------     ----------     ----------

                                                  $3,049,364     $    6,419     $        -     $3,055,783
                                                  ==========     ==========     ==========     ==========


                                                                            2000
                                                  -------------------------------------------------------
                                                                    Gross         Gross        Estimated
                                                  Amortized      Unrealized     Unrealized        Fair
                                                     Cost           Gains         Losses          Value
                                                  ----------     ----------     ----------     ----------
Held to Maturity:
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies     $4,504,722     $   26,773     $   53,681     $4,477,814
   Mortgage-backed securities                        830,567          6,849         19,763        817,653
                                                  ----------     ----------     ----------     ----------

                                                  $5,335,289     $   33,622     $   73,444     $5,295,467
                                                  ==========     ==========     ==========     ==========


     The amortized costs and estimated fair values U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2001 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                 Estimated
                                                  Amortized         Fair
                                                     Cost           Value
                                                  ----------     ----------

         Due in one year or less                  $3,049,364     $3,055,783
         Due in one year through five years                -              -
         Due after five years through ten years            -              -
         Due after ten years                               -              -
                                                  ----------     ----------

                                                  $3,049,364     $3,055,783
                                                  ==========     ==========

         During the year ended December 31, 2001 certain mortgage backed securities held to maturity were transferred to the available for sale category. These securities had an amortized cost of $827,644. Other comprehensive income was decreased by $1,137 as a result of this transaction. The transfer was a direct result of the prepayment speed of the related mortgage backed securities.

         There were no sales of investment securities during the years ended December 31, 2001 and 2000.

5. LOANS RECEIVABLE

         The Corporation's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The ability and willingness of loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers geographic area and the general economy.

         A summary of loans receivable follows:

                                                   2001                2000
                                               -------------      -------------
First mortgage loans:
  1 - 4 dwelling units                         $  62,133,867      $  65,758,249
  5 or more                                        1,853,817            962,694
  Nonresidential                                   8,628,836          6,299,554
  Land                                             2,633,904          3,924,769
  Construction                                    11,626,475          6,359,503
                                               -------------      -------------
                                                  86,876,899         83,304,769
                                               -------------      -------------
Other loans:
  Home equity loans                                7,555,552          8,137,929
  Commercial loans                                 5,830,595          5,335,371
  Home improvement loans                                   -              2,488
  Consumer loans                                   6,182,884          7,307,995
  Loans on savings deposits                          759,143            883,068
  Education                                           30,081             41,167
                                               -------------      -------------
                                                  20,358,255         21,708,018
                                               -------------      -------------

         Total loans                             107,235,154        105,012,787

Less:
  Undisbursed proceeds on loans in process        (5,082,861)        (1,612,667)
  Deferred loan fees and costs                      (432,987)          (399,823)
                                               -------------      -------------

                                               $ 101,719,306      $ 103,000,297
                                               =============      =============

         At December 31, 2001 and 2000, the Bank was servicing loans for others amounting to approximately $13,800,000 and $13,100,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $72,117 and $88,520 as of December 31, 2001 and 2000, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense of servicing rights was $16,403 and $10,055 for the years ended December 31, 2001 and 2000, respectively.

         In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more then the normal risk of collectibility. As of December 31, activity in such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers were as follows:

                                                   2001             2000
                                                 --------         --------

         Balance at beginning of year            $ 17,740         $276,574
         New loans and additional borrowings       35,000                -
         Repayments                                 6,996          258,834
                                                 --------         --------

         Balance at end of year                  $ 45,744         $ 17,740
                                                 ========         ========

         An analysis of the allowance for loan losses for the years ended December 31, 2001 and 2000 is as follows:

                                                   2001             2000
                                                 --------         --------

         Balance at beginning of period          $418,725         $434,515
         Provision charged to operations          189,500          305,000
         Charge-offs, net                        (282,410)        (320,790)
                                                ---------         --------

         Balance at end of period                $325,815         $418,725
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

         Information with respect to impaired loans at December 31, 2001 and 2000 and for the years then ended is as follows:


                                                                     2001         2000
                                                                   --------     --------
Impaired loans with a valuation allowance                          $191,563     $263,391
Impaired loans without a valuation allowance                        359,385      132,360
                                                                   --------     --------

         Total impaired loans                                      $550,948     $395,751
                                                                   ========     ========

Allowance for loan losses related to impaired loans                $ 48,665     $ 26,339
Allowance for loan losses related to other than
  impaired loans                                                    277,150      392,386
                                                                   --------     --------

         Total allowance for loan losses                           $325,815     $418,725
                                                                   ========     ========

Average impaired loans for the year                                $408,768     $634,875
Interest income on impaired loans recognized
  on the cash basis                                                  33,159       28,905

At December 31, 2001, the Banks had outstanding commitments to originate loans as follows:

                              Fixed Rate       Variable Rate
                              (8-1/2 % -        (7.00% -
                                  9%)            8.00%)                Total
                              ----------       -------------          --------

         First mortgages       $655,000           $278,000            $933,000
                               ========           ========            ========

6. PREMISES AND EQUIPMENT

           Premises and equipment are summarized by major classifications as follows:

                                                   2001               2000
                                                ----------         ----------

           Land                                 $  298,500         $  298,500
           Buildings and improvements            1,788,088          1,784,532
           Furniture, fixtures and equipment     1,180,131          1,153,744
           Leasehold improvements                  241,323            241,323
                                                ----------         ----------
                                                 3,508,042          3,478,099
           Accumulated depreciation              1,188,082            976,168
                                                ----------         ----------

                                                $2,319,960         $2,501,931
                                                ==========         ==========

         Depreciation expense for the years ended December 31, 2001 and 2000 was $215,894 and $190,439, respectively.

         During the year ended December 31, 2000 interest costs of $18,618 were capitalized as a cost of construction.


         The Bank leases two of its branch facilities under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2001:

                  Year ending December 31:
                         2002                         $39,270
                         2003                          39,270
                         2004                          39,270
                         2005                          28,390
                         2006                          22,440
                         Thereafter                    89,760

7. FHLB STOCK

           Investment in stock of the FHLB is required of every federally-insured savings bank. The Bank must own capital stock in an amount equal to the greater of 1% of their residential mortgages and mortgage-backed securities, or 3/10th of 1% of total assets. No ready market exists for the stock, and it has no quoted market value.

8. SAVINGS DEPOSITS

           The following is a summary of savings deposits as of December 31:

                                                         2001                            2000
                                              --------------------------        -----------------------
                                                                Weighted                       Weighted
                                                                 Average                        Average
                                                 Amount           Rate             Amount         Rate
                                              ------------      --------        -----------    --------
     N.O.W. and Money Market accounts         $ 12,484,342         .97%         $11,469,018       1.84%
     Savings accounts                           14,755,026        1.01           15,915,699       2.33
     Term certificates                          69,915,909        4.80           63,224,294       5.05
     Checking accounts                           6,879,829                        5,304,376
                                             -------------                      -----------

                                              $104,035,106                      $95,913,387
                                              ============                      ===========


          A summary of certificate accounts by maturity as of December 31, 2001 follows:

                        Under 12 months                   $56,037,143
                        12 months to 24 months              9,593,310
                        24 months to 36 months              2,149,873
                        Over 36 months                      2,135,583
                                                          -----------

                                                          $69,915,909
                                                          ===========

          Eligible savings accounts are insured up to $100,000 by the Savings Association Insurance Fund.

          Savings deposits include certificates of deposit in denominations of $100,000 or more aggregating $19,499,625 and $14,521,236 as of December 31, 2001
and 2000, respectively.

          Officers' and directors' deposit accounts amounted to approximately $820,297 and $1,087,099 at December 31, 2001 and 2000, respectively.

9. ADVANCES FROM FHLB

           At December 31 advances from the FHLB consisted of the following:

                            2001                                                           2000
    -------------------------------------------------------       -----------------------------------------------------
                   Maturity      Interest                                         Maturity     Interest
      Amount          Date         Rate             Type            Amount           Date         Rate         Type
    -----------    --------      --------        ----------       -----------     --------     --------      ----------
    $ 1,000,000     2002           1.99%         Adjustable       $ 7,750,000       2001         6.35%       Adjustable
      6,000,000     2006           4.97%         Fixed              5,500,000       2001         6.35%       Adjustable
      3,000,000     2006           4.13%         Fixed                      -          -            -
   ------------                                                   -----------

    $10,000,000                                                   $13,250,000
    ===========                                                   ===========

           The Bank has lines of credit with the FHLB with a total maximum available balance of $10,500,000. As of December 31, 2001, $500,000 was available to be drawn against the lines of credit.

           Wholly owned first mortgage loans on 1 - 4 dwelling units with unpaid principal balances of approximately $66,911,000 were pledged to the FHLB as collateral on advances.

10. INCOME TAXES

           Income tax expense for the years ended December 31 consists of:

                                                       2001             2000
                                                     --------         --------

           Current income taxes:
              Federal $431,189                       $412,034
              State                                   102,048           98,723
                                                     --------         --------
                                                      533,237          510,757
                                                     --------         --------
           Deferred income taxes:
              Federal (50,894)                        (35,537)
              State                                   (11,267)          (7,867)
                                                     --------         --------
                                                      (62,161)         (43,404)
                                                     --------         --------

                  Total income tax expense           $471,076         $467,353
                                                     ========         ========

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                                        2001             2000
                                                                      ---------       ---------
           Deferred tax assets:
              Deferred loan origination fees                          $ 167,220       $ 103,013
              Loan loss allowance                                       125,830         158,753
              Deferred compensation                                     102,009         101,936
              Net unrealized loss on available for sale securities        1,554           1,646
              Tax basis of goodwill in excess of book                    99,745          64,924
              Other                                                      16,867          38,831
                                                                      ---------       ---------

                  Total gross deferred tax assets                       513,225         469,103
                                                                       --------        --------

           Deferred tax liabilities:
              FHLB stock dividends                                    $  27,691       $  27,691
              Tax reserves for bad debts                                 41,989          66,495
              Mortgage servicing rights                                  27,851          25,992
              Tax accumulated depreciation in excess of book             66,577          61,877
                                                                      ---------       ---------

                  Total gross deferred tax liabilities                  164,108         182,055
                                                                      ---------        --------

           Net deferred tax assets                                    $ 349,117       $ 287,048
                                                                      =========        ========


           A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:
                                                         2001            2000
                                                         ----            ----

           Federal income tax rate                       34.0%           34.0%
              Increase resulting from:
                State income taxes, net of federal
                  income tax benefit                      4.9             5.0
                Other                                     (.7)             .4
                                                         ----            ----

           Effective tax rate                            38.2%           39.4%
                                                         ====            ====

           At December 31, 2001 and 2000, there is no valuation allowance maintained against the deferred tax assets. The Corporation expects to fully realize the benefit of the deferred tax assets.

11. RETAINED EARNINGS

           Retained earnings are restricted by regulatory requirements and federal income tax requirements.

             In connection with the insurance of savings accounts by SAIF, the Bank is required to meet certain capital requirements based on computations prescribed by the Office of Thrift Supervision ("OTS").

             Payment of dividends on the common stock of the Corporation will be subject to the availability of funds from dividend distributions of the Bank, which are subject to various restrictions. Under regulations for the OTS, the Bank is not permitted to pay dividends on its common stock if their regulatory capital is reduced below the amount required for the "liquidation account" (as defined), which was established upon conversion to a stock savings Bank, or the capital requirements imposed by FIRREA and the OTS. Since the Bank meets the fully phased-in capital requirements under FIRREA, they may pay a cash dividend on their capital stock as long as the proposed dividend does not exceed the Bank's aggregate net income, less dividends paid, for the two preceding years and the current year-to-date.

             Cecil Bancorp has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership in the Corporation by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan.

12. REGULATORY CAPITAL MATTERS

             The Bank is subject to various regulatory capital requirements administered by their primary federal regulator, the OTS. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital to risk-weighted assets, Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all the capital adequacy requirements to which they are subject.

             As of December 31, 2001, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the following table. There are no events or conditions since the most recent notification that management believes have changed the Bank's prompt corrective action category.

             The following tables illustrate the actual and required amounts and ratios for the Corporation and the Bank as set forth by the FDIC and the OTS at the dates indicated:

                                                         To be Well Capitalized
                                                         Under Prompt Corrective
                                            Actual          Action Provisions
                                       ----------------  -----------------------
                                       Amount     Ratio     Amount     Ratio
                                       ------     -----     ------     -----
                                        (in thousands)       (in thousands)

    As of December 31, 2001:
       Total risk-based capital
         (to risk-weighted assets)     $10,180    11.61%    $ 8,765    10.00%
       Tier I capital
         (to risk-weighted assets)       9,855    11.24       5,279     6.00
       Tier I capital
         (to adjusted total assets)      9,855     7.86       6,267     5.00
       Tangible capital
         (to adjusted total assets)      9,855     7.86       1,880     1.50

                                                         To be Well Capitalized
                                                         Under Prompt Corrective
                                            Actual         Action Provisions
                                       ----------------  -----------------------
                                       Amount     Ratio     Amount     Ratio
                                       ------     -----     ------     -----
                                        (in thousands)       (in thousands)

    As of December 31, 2000:
       Total risk-based capital
         (to risk-weighted assets)     $ 9,146    10.92%    $ 8,379    10.00%
       Tier I capital
         (to risk-weighted assets)       8,775    10.47       5,027     6.00
       Tier I capital
         (to adjusted total assets)      8,775     7.34       5,979     5.00
       Tangible capital
         (to adjusted total assets)      8,775     7.34       1,794     1.50

13. OFFICER, DIRECTOR, AND EMPLOYEE BENEFIT PLANS

         Employee Stock Ownership Plan
         -----------------------------

              The Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Corporation or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Corporation. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The outstanding loan balance is included as a liability in the accompanying consolidated statements of financial condition, and the Corporation's obligation related to the ESOP debt is reflected as a reduction in stockholders' equity. The loan is to be paid in annual installments of $38,508 plus interest at prime plus 1% (5.75% at December 31, 2001) over a ten year period. Payments began on December 31, 1995. The Bank contributes sufficient cash funds to the ESOP to repay the loan, plus such other amounts as the Corporation's Board of Directors may determine in its discretion.

              Contributions to the ESOP and shares released from the suspense account are to be allocated among participants on the basis of their annual wages subject to federal income tax withholding, plus any amounts withheld under a plan qualified under Sections 125 or 401(k) of the Internal Revenue Code and sponsored by the Corporation. Participants must be employed at least 1,000 hours in a calendar year in order to receive an allocation. Forfeitures will be reallocated to participants on the same basis as other contributions. Dividends paid on allocated shares are expected to be credited to participant accounts within the ESOP, or paid to participants; dividends on unallocated shares are expected to be used to repay the ESOP loan. The Corporation administers the ESOP.

              The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholders' equity. As shares are released from collateral, the Bank records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings per share computations. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. ESOP compensation expense was $53,502 and $21,346 in 2001 and 2000, respectively. The ESOP shares as of December 31, 2001 were as follows:

              Shares released for allocation                         $  26,956
              Shares distributed                                        (2,662)
              Unreleased shares                                         11,552
                                                                     ---------

                      Total ESOP shares                              $  35,846
                                                                     =========

              Fair value of unreleased shares at December 31, 2001   $ 213,712
                                                                     =========

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

              The Corporation contributed funds in the amount of $263,351 to the MRP to enable it to acquire the shares of stock that will be required to fund the MRP (18,174 shares). The number of shares awarded for the year ended December 31, 1995 was 17,807. Subsequently, in 2000, an additional 1,540 shares were awarded and necessitated the purchase of 678 shares in 2001, for which the Corporation contributed funds in the amount of $14,534. All awards under the MRP are earned and nonforfeitable by a participant at the rate of one-fifth per year of service.

              The amounts contributed by the Corporation to the MRP are being amortized to compensation expense as the plan participants become vested in those shares. Compensation expense in connection with the MRP was $5,082 and $37,352 in 2001 and 2000, respectively. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

              The following table summarizes information about the management recognition plan at December 31:

                                                           2001          2000
                                                          ------        ------

              Outstanding shares at beginning of year      1,232         3,130
              Vested and paid shares                        (308)       (2,576)
              Purchased shares                                 -           678
                                                          ------        ------

              Outstanding shares at end of year              924         1,232
                                                          ======        ======

              The Corporation adopted stock option plans in 1992 and 1995 for the benefit of Directors, selected officers, and other key employees. The Plans provide for the granting of options for the common shares of the Corporation at the fair market value at the time the options are granted. The term of each option awarded is to be determined by a committee of the Board of Directors, but shall not exceed ten years. The term of an option shall not exceed five years for employees and directors owning more than 10% of the outstanding common stock at the time the option is granted. Discretionary stock appreciation rights may be granted in conjunction with, or independently of, any options granted under the Plans. Upon exercise of a stock appreciation right, the related option, or portion thereof, is cancelled.

              In accordance with the stock option plans, a total of 57,838 shares of unissued common stock are reserved for issuance pursuant to incentive stock options. The number of shares reserved for the option plans did not change in 2001.

              The Corporation's 1995 Stock Option Plan has authorized the grant of options to management personnel for up to 44,519 shares of the Corporation's common stock. All options granted have 10 year terms and vest over a period of 5 years.

              A summary of the Corporation's stock option activity, and related information for the years ended December 31 is as follows:

                                                          2001                                2000
                                                -------------------------          -------------------------
                                                             Weighted-                          Weighted-
                                                              Average                            Average
                                                Shares     Exercise Price          Shares     Exercise Price
                                                ------     --------------          ------     --------------
         Outstanding at beginning of year       25,779         $12.45              27,779         $12.34
         Granted                                     -              -                   -              -
         Exercised                              (4,812)          8.93              (2,000)        (11.00)
                                                ------                             ------

         Outstanding at end of year             20,967         $13.23              25,779         $12.45
                                                ======         ======              ======         ======

         Options exercisable at year end        18,244         $11.79              22,960         $12.31
                                                ======         ======              ======         ======

              The following table summarizes information about stock options outstanding at December 31, 2001:

                                    Options Outstanding                Options Exercisable
                           -------------------------------------     -----------------------

                                           Average      Weighted                    Weighted
                                          Remaining      Average                     Average
             Exercise        Number         Life        Exercise       Number       Exercise
            Price Range    Outstanding     (Years)        Price      Exercisable      Price
            -----------    -----------    ---------    ---------     -----------    --------
           $5.53 - $6.87      1,377         3.4         $  5.79          1,377       $  5.79
                 11.00       15,738         4.7           11.00         15,326         11.00
                 25.00        3,852         7.3           25.00          1,541         25.00


              No stock options were granted in the years ended December 31, 2001 and 2000.

              For financial statement purposes, the Corporation measures the compensation costs of its stock option plans under Accounting Principles Board
(APB) Opinion No. 25 whereby, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Corporation's common stock. Had the Corporation determined cost based on the fair value at the grant date for its stock options under SFAS Statement No. 123, Accounting for Stock-Based Compensation, the Corporation's net income and earnings per share for the years ended December 31, 2001 and 2000 would have been reduced to the pro forma amounts indicated on the following page:

                                                         Earnings per Share
                                                         ------------------
                                       Net Income        Basic      Diluted
                                       ----------        -----      -------

              December 31, 2001
                As reported             $761,075         $1.24       $1.22
                Pro forma                754,526          1.23        1.21

              December 31, 2000
                As reported             $719,313         $1.20       $1.18
                Pro forma                703,973          1.18        1.16

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

              The Directors' Plan is unfunded. All benefits will be paid from the Corporation's general assets. The Corporation recognizes annual compensation expense as the benefits become vested. The amount of compensation expense incurred by the Corporation in connection the plan for the years ended December 31, 2001 and 2000 were $-0- and $15,165, respectively.

14. PENSION PLANS

         The Corporation has established a defined contribution 401(k) profit sharing plan for the benefit of its employees and the employees of Cecil and Columbian, effective January 15, 2000. The plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation with contributions limited to $10,500 for the 2001 and 2000 plan years. The Corporation makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees' contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Corporation may also make a discretionary contribution to the plan as determined by the Board of Directors. For the years ended December 31, 2001 and 2000, employer accrued contributions to the plan were $80,083 and $-0-, respectively.

         The Corporation had a defined contribution pension plan covering all full-time employees who met certain eligibility requirements as to age and length of service. The plan was funded by annual employer contributions determined at the rate of 10% of compensation of eligible employees. Pension costs charged to operations in 2001 and 2000 amounted to $-0- and $63,342, respectively. This plan was merged into the 401(k) profit sharing plan effective January 15, 2000.

         Columbian had in effect a profit sharing plan for full-time employees who have completed one full year of service. The Plan allows for annual contributions of up to 15% of its payroll. The Plan does not provide for employee contributions. Each participant in the plan becomes fully vested after five consecutive years of service under the Plan and upon retirement receives the contributions on behalf of the participant and the earnings thereon. Contributions charged to operations in 2001 and 2000 were $-0- and $26,766, respectively. Columbian's plan was terminated effective December 31, 2000.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Banks are party to financial instruments with off-balance-sheet risk.

         The following commitments are outstanding as of December 31:

                                                   2001                  2000
                                                -----------           ----------

              Unfunded lines of credit          $12,910,000           $3,725,000
              Loan commitments                      933,000            4,786,000
                                                -----------           ----------

                                                $13,843,000           $8,511,000
                                                ===========           ==========

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

16. EARNINGS PER SHARE

         During 2001 and 2000, options to acquire 18,244 and 22,960 shares, respectively, of the Corporation's stock were vested and exercisable. The options expire through May 2006.

         Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares of common stock outstanding was 612,622 and 598,678 in 2001 and 2000, respectively.

         Diluted earnings per common share were determined on the assumption that the options were exercised at the beginning of the period or the date issued, if later. The number of common shares was increased by the number of shares issuable on the exercise options when the market price of the common stock exceeds the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; those purchases were assumed to have been made at the average price of $18.00 and $20.53 at December 31, 2001 and 2000, respectively. The weighted average number of shares of common stock outstanding for computation of diluted earnings per common share was 623,529 and 608,873 in 2001 and 2000, respectively.

         The following table is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations for the years ended December 31:

                                                           2001
                                         ---------------------------------------
                                            Income         Shares      Per Share
                                         (Numerator)   (Denominator)     Amount
                                         -----------   -------------   ---------

         Basic EPS
              Net income                   $761,075       612,622        $1.24

         Effect of dilutive securities
              Stock options                       -        10,907         (.02)
                                           --------       -------        -----

         Diluted EPS
              Net income                   $761,075       623,529        $1.22
                                           ========       =======        =====


                                                           2000
                                         ---------------------------------------
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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Loans
         -----

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

         Accrued Interest Receivable
         ---------------------------

              The fair value of the Corporation's accrued interest receivable approximates its carrying value.

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

         Advances from the FHLB
         ----------------------

              The fair value of FHLB advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

         Commitments to Extend Credit
         ----------------------------

              The Corporation's adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Corporation's fixed rate commitments to extend credit are competitive with others in the various markets in which the Corporation operates.

              The estimated fair values of financial instruments at December 31, 2001 are as follows:

                                                                                                 Estimated
                                                                         Carrying                   Fair
                                                                           Value                   Value
                                                                         --------                ---------
         Financial assets:
           Cash and cash equivalents                                  $   5,546,242             $  5,546,242
           Investment securities:
           Available for sale                                            10,767,803               10,767,803
           Held to maturity                                               3,049,364                3,055,783
           Loans                                                        101,719,306              102,628,686
           Stock in FHLB                                                    955,000                  955,000
           Accrued interest receivable                                      655,019                  655,019
         Financial liabilities:
           Savings deposits and advance payments by borrowers           104,686,838              105,226,220
           Employee stock ownership plan debt                               115,524                  115,524
           Advances from Federal Home Loan Bank of Atlanta               10,000,000               10,280,516


         The estimated fair values of financial instruments at December 31, 2000 are as follows:

                                                                                                 Estimated
                                                                        Carrying                    Fair
                                                                          Value                    Value
                                                                        --------                 ----------
         Financial assets:
           Cash and cash equivalents                                  $   3,880,606            $   3,880,606
           Investment securities:
           Available for sale                                             2,612,882                2,612,882
           Held to maturity                                               5,335,289                5,295,467
           Loans receivable                                             102,581,572              102,083,750
           Investment in stock of FHLB                                      905,000                  905,000
           Financial liabilities:
           Savings deposits and advance payments by borrowers            96,595,240               95,867,168
           Employee stock ownership plan debt                               154,032                  154,032
           Advances from Federal Home Loan Bank of Atlanta               13,250,000               13,250,000

         Off-balance sheet financial assets:

                                                         2001                          2000
                                               ------------------------       -------------------------
                                               Estimated     Estimated        Estimated      Estimated
                                                Amount       Fair Value        Amount        Fair Value
                                               ----------    ----------       ----------     ----------
           Commitments to extend credit        $13,843,000   $    -            $8,511,000    $    -


18. BRANCH ACQUISITION

         On September 6, 1999, the Bank acquired two branches of Susquehanna Bank. The acquisition was accounted for as a purchase. The results of operations of the two branches are included in the accompanying consolidated financial statements since the date of acquisition. The total liabilities assumed in the purchase amounted to $22,176,092 and exceeded the assets received by $2,815,669. The excess is being amortized on the straight-line method over ten years.

19. CECIL BANCORP, INC. - HOLDING COMPANY
      ONLY FINANCIAL INFORMATION

         The following condensed statement of financial position as of December 31, 2001 and 2000 and condensed statements of income and cash flows for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                   December 31,
                                                              2001             2000
                                                           -----------      -----------
      Cash                                                 $   258,236      $    92,003
      Investment in subsidiary banks                        12,041,656       11,245,604
      Prepaid expenses-                                        228,781
      Other assets                                              16,805            7,792
                                                           -----------      -----------

           Total assets                                    $12,316,697      $11,574,180
                                                           ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

      Other liabilities                                    $     3,862      $     3,862
      Employee stock ownership plan debt                       115,524          154,032
                                                           -----------      -----------
                                                               119,386          157,894
                                                           -----------      -----------

      Stockholders' equity:
         Common stock, $.01 par value, authorized
           4,000,000 shares, issued and outstanding
           633,108 shares in 2001 and
           621,486 shares in 2000                                6,331            6,215
         Additional paid-in capital                          5,266,908        5,046,082
      Employee stock ownership plan debt                      (115,524)        (154,032)
      Deferred Compensation Management
         Recognition Plan                                      (17,483)         (22,565)
      Retained earnings                                      7,059,549        6,543,202
      Accumulated other comprehensive loss                      (2,470)          (2,616)
                                                           -----------      -----------

                                                            12,197,311       11,416,286
                                                           -----------      -----------

           Total liabilities and stockholders' equity      $12,316,697      $11,574,180
                                                           ===========      ===========

                              STATEMENTS OF INCOME

                                                      Years Ended December 31,
                                                        2001            2000
                                                      ---------       --------

      Income:
         Cash dividends from subsidiary               $       -       $125,000
         Equity in earnings of subsidiary banks         779,544        651,378
                                                      ---------       --------

              Total income                              779,544        776,378
                                                      ---------       --------

      Operating expenses:
         Compensation and benefits                       27,833         47,338
         Other                                              150         39,125
                                                      ---------       --------
                                                         27,983         86,463
                                                      ---------       --------

      Net income before income taxes                    751,561        689,915

      Income tax benefit                                 (9,514)       (29,398)
                                                      ---------       --------

      Net income                                      $ 761,075       $719,313
                                                      =========       ========

                            STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,
                                                            2001         2000
                                                          ---------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 761,075   $ 719,313
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in undistributed earnings of subsidiary         (779,544)   (651,378)
    Reimbursement of tax benefit from subsidiary            228,781           -
    Net change in other assets and other liabilities         (3,930)    (61,912)
                                                          ---------   ---------

        Net cash flows provided by operating activities     206,382       6,023
                                                          ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                           (244,728)   (239,700)
  Unearned ESOP compensation expense                         38,508      38,508
  Proceeds from sale of common stock                        123,096      71,170
  Proceeds from exercise of stock options                    42,975      22,000
                                                          ---------   ---------

        Net cash used in financing activities               (40,149)   (108,022)
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH                             166,233    (101,999)

CASH AT BEGINNING OF PERIOD                                  92,003     194,002
                                                          ---------   ---------

CASH AT END OF PERIOD                                     $ 258,236   $  92,003
                                                          =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         On October 31, 2000, the Board of Directors of Cecil Bancorp dismissed Simon, Master & Sidlow, P.A., as its independent accountants. The decision was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board. The firm of Stegman & Company, Towson, Maryland, was engaged to perform an audit of Cecil Bancorp's financial statements for the fiscal year ending December 31, 2000 and to provide other accounting services. Stegman & Company also served as Cecil Bancorp's independent certified public accountants for the fiscal year ended December 31, 2001.

         Simon, Master & Sidlow, P.A.'s audit reports on Cecil Bancorp's financial statements as of and for the years ended December 31, 1999 and 1998, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During Cecil Bancorp's two most recent fiscal years, and for the interim period through October 31, 2000, there were no disagreements with Simon, Master & Sidlow, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simon, Master & Sidlow, P.A., would have caused them to make reference thereto in their audit report.

                                    PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

Information regarding Cecil Bancorp's directors follows. Director's service is based upon the year in which he or she first became a director of Cecil Federal or of Columbian Bank, a Federal Savings Bank ("Columbian"). Columbian was acquired by Cecil Bancorp in 1998, and merged into Cecil Federal in May 2001.

                              Term Expiring in 2002
Donald F. Angert                                             Director Since 1968

Mr. Angert, age 71, has served as Treasurer of the Company since April 2000. Mr. Angert was formerly the President and majority stockholder of Angert, Inc., for 21 years, a retail business with stores located in Harford and Cecil Counties, Maryland. He became President of Columbian in January 1989, and has been Chairman of Columbian since 1994 in which capacity he presides at all meetings of Columbian's Board of Directors, appoints the Board Committees, and serves on an as-needed basis for the management of Columbian. He was appointed to the Board of Directors of the Company in 1998 in connection with the Company's acquisition of Columbian. Mr. Angert is a resident of Havre de Grace, Maryland.

Robert L. Johnson                                            Director Since 1988

Mr. Johnson, age 74 is retired from the federal government after fifty years of service. He previously was financial manager of Aberdeen Proving Ground. A certified government financial manager, he still serves as a consultant in management and business affairs. Mr. Johnson is active in community endeavors and serves on numerous boards and commissions. He is a member of the Northeastern Maryland Technology Council and a founding member and director of the Army Alliance, Inc. He was appointed to the Board of Directors of the Company in 1998 in connection with the Company's acquisition of Columbian. He is a resident of Havre de Grace, Maryland.

Doris P. Scott                                               Director Since 1977

Mrs. Scott, age 76, is an attorney in her own private practice, and also serves on the board of directors of Family Services of Cecil County, Incorporated. Mrs. Scott is Chairman of the Second Circuit Judicial Nominating Commission. In addition, she is a past member of the Board of Governors of the Maryland Bar Association and currently serves on several committees of such Association. Ms. Scott resides in Elkton, Maryland.

Howard B. Tome                                               Director Since 1959

Mr. Tome, age 78, a founding director of Cecil Federal, is a retired real estate broker. He was self-employed from 1950 to 1988. He also served as President of the Maryland Appraisal Institute, Inc. from 1956 to 1988. Mr. Tome is a member of the American Legion, the American Lung Association and the Conowingo Baptist Church. He resides in Rising Sun, Maryland.

Term Expiring in 2003

Mary B. Halsey                                               Director Since 1995

Ms. Halsey, age 40, became President and Chief Executive Officer of the Company and Cecil Federal in July 1995. Ms. Halsey joined Cecil Federal in 1980 and has been employed in various capacities since that time, including the positions of Chief Operating Officer and Principal Financial and Accounting Officer, which she held from 1993 until becoming President and Chief Executive Officer in 1995. Ms. Halsey is a director and officer of the Southeastern Conference of Community Bankers, Inc., currently holding the position of Past President. Ms. Halsey has also been appointed to several committees of the national thrift association, America's Community Bankers. Ms. Halsey is a past director of the Maryland Bankers Association, and currently serves on its Communications Council and Convention Planning Committee. Ms. Halsey currently serves as Trustee of Mt. Aviat Academy and is secretary of the Northern Chesapeake Hospice Foundation. She has previously served as Vice President and Director of the North East Chamber of Commerce, as Director of the Union Hospital of Cecil County Health System, Inc., and Director of the YMCA of Cecil County, Maryland. She resides in Rising Sun, Maryland.

Howard J. Neff                                               Director Since 1969

Mr. Neff, age 73, is the owner and operator of Furnace Bay Golf Club located in Perryville, Maryland. He also owns and operates Furnace Bay Golf Course, located in Perryville, Maryland. Mr. Neff has owned and operated Perryville Oil Company, an oil distributor, since 1954. He serves on the Bainbridge Development Corporation, and as Chairman of the Board of Trustees of Perryville United Methodist Church. He resides in Perryville, Maryland

                              Term Expiring in 2004

Mathew G. Bathon                                             Director Since 1999

Mr. Bathon, age 40, is an attorney with the Elkton law firm of Bathon and Bathon, P.A., where he engaged in the full-time practice of law until June 2000. Mr. Bathon's law practice is now limited to trust and estate law and he currently serves as President and General Counsel of Windspeed Capital ("Capital"), a financial services and trust administration consulting company located in the Boston, Massachusetts area. In this capacity, Mr. Bathon oversees Capital's interest in Windspeed Capital Management, L.L.C., a registered investment company, which manages portfolio funds for individual clients, and, Capital's interest in Windspeed Ventures Corporation, a management company that operates a venture capital concern. Mr. Bathon also serves as President of B-C Investment, Inc. and is a member of B-E Realty, L.L.C., both of which own and manage properties in the Cecil County, Maryland and New Castle County, Delaware areas. Mr. Bathon is a former owner of Bentleys Restaurant and Banquet Facilities and has served as an officer and director of Northern Chesapeake Hospice Foundation. He has also served as a director of the Cecil County Chapter of the American Red Cross, the Cecil County FEMA Board, and as a Trustee of Mount Aviat Academy. Mr. Bathon resides in Lexington, Massachusetts.

Thomas L. Foard                                              Director Since 1959

Mr. Foard, age 76, a founding director of Cecil Federal, is a self-employed farmer and has served as Secretary of Cecil Federal since 1969 and as Secretary of the Company since its incorporation in 1994. He also has served on the board of directors and as Vice President of Bethel Cemetery for the past 20 years. Mr. Foard resides in Chesapeake City, Maryland.

Charles Sposato                                              Director Since 1999

Mr. Sposato, age 48, was elected Chairman of the Board of the Company in August 2000. Mr. Sposato is owner and president of Bay Ace Hardware, Inc. as well as president of CECO Utilities, Inc. and Manchester Development, Inc. In 1995 Mr. Sposato was recognized in Who's Who in Executives & Business. He has served as president of the Cecil County Home Builders Association and as director of the Home Builders Association of Maryland. Mr. Sposato served on the Board of Union Hospital of Cecil County Health Systems, Inc., past-chairman of Cecil County Health Ventures, Inc. and a past member of the Union Hospital Finance Committee. He serves on the board of directors of Northern Chesapeake Hospice Foundation and as a Trustee of Mount Aviat Academy. Mr. Sposato is a member of the Knights of Columbus and the Cecil County and North East Chambers of Commerce. Mr. Sposato has also attended the Maryland Bankers School. He resides in Elkton, Maryland.

Other Executive Officers

Following are the name, age (as of December 31, 2001) and principal position of executive officers of the Company and Cecil Federal who are not directors.

Name                  Age    Title
-----------------     ---    -------------------------------------------------------------
Brian J. Hale         42     Senior Vice President/Chief Operating Officer of Cecil Federal

Sandra D. Feltman     52     Vice President/Director of Lending of Cecil Federal

Thomas L. Lofland     50     President/Chief Executive Officer of Columbian Division

Taylor F. Cameron     31     Vice President of Cecil Bancorp, Inc.

BRIAN J. HALE is Senior Vice President/Chief Operating Officer of Cecil Federal. Before joining Cecil Federal, Mr. Hale was employed at County Banking and Trust Company, Elkton, Maryland for 16 years in various capacities, finally as Assistant Vice President in charge of loan operations. Since joining Cecil Federal in 1995, Mr. Hale's responsibilities as Chief Operating Officer include the administration of all lending, savings, and operational activities of Cecil Federal. Mr. Hale is currently a Director of the United Way of Cecil County.

SANDRA D. FELTMAN is Vice President/Director of Lending of Cecil Federal. Ms. Feltman has previously served in various capacities since joining Cecil Federal in 1972 and has served in her present capacity as Director of Lending since 1982. Her responsibilities include carrying out Cecil Federal's lending policies and acting as the Community Reinvestment Act Officer. Ms. Feltman has previously served as the President and Director of the Greater Elkton Chamber of Commerce as well as a member in the committee to select a new Elkton Police Chief and the Teacher Recruitment/Retention Committee. She also participates in various activities for the Business and Education Partnership Advisory Council. Ms. Feltman is a member and past chairman of the Finance Committee of the Cecil County Board of Realtors. Ms. Feltman is also a past director of the Cecil County Home Builders Association.

THOMAS W. LOFLAND is President of the Columbian Bank Division. Before joining Cecil, Mr. Lofland was employed by People's Bank of Elkton, for six years as President, Chief Operating Officer and Director. Prior to that Mr. Lofland spent 21 years in various capacities at County Banking and Trust Company located in Elkton, Maryland. Mr. Lofland was appointed to serve on the Economic and Development Commission for the State of Maryland and the Cecil Community College Foundation Board. He also is a member of Union Hospital of Cecil County Heath Systems, Inc., participating on the Finance, Audit and Quality Control committees, and Trustee of the Cecil County Paramedic Foundation, Inc. He is a member of the Business Education Partnership Advisory Council, a director of the Town of Elkton -Revitalization

Committee. Mr. Lofland is a past Chairman of the Maryland Bankers Association-Young Bankers Committee, the Cecil County Chamber of Commerce, Elkton Rotary Club, Cecil County Red Cross, Elkton Chamber of Commerce, Cecil County Arts Council, and the Chesapeake Hospice. Mr. Lofland, formerly of Havre de Grace, resides in Fair Hill, Maryland.

TAYLOR F. CAMERON is Vice President/Corporate Affairs for Cecil Bancorp, Inc. Mr. Cameron has served in various capacities prior to carrying out his current responsibilities of managing the corporate affairs of the Company. Mr. Cameron is a Director of the Cecil County Revolving Loan Fund and a member of the Maryland Bankers Association's Leadership and Development Committee. He also serves as the Secretary of the St. Andrew's School Alumni Corporation Board and serves as a Director of the Cecil County Chamber of Commerce. He resides in North East, Maryland.

Section 16(A) Beneficial 0wnership and Reporting Compliance

Based solely on Cecil Bancorp's review of the copies of initial statements of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 that it has received in the past year, annual statements of changes in beneficial ownership on Form 5 with respect to the last fiscal year, and written representations that no such annual statement of change in beneficial ownership was required, all directors, executive officers, and beneficial owners of more than 10% of its common stock have timely filed those reports with respect to 2001. Cecil Bancorp makes no representation regarding persons who have not identified themselves as being subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, or as to the appropriateness of disclaimers of beneficial ownership.

ITEM 10. EXECUTIVE COMPENSATION

Director and Executive Compensation

Directors' Fees. During 2001, Directors received a retainer of $2,400 plus $150 for each regular meeting of the Board attended and $50 for each committee meeting attended. Non-employee directors and Mr. Angert also received bonuses under the Incentive Compensation Plan totalling $14,584. Directors other than Mr. Angert who are full-time employees of Cecil Bancorp do not receive fees for service on the Board.

Directors' Retirement Plan. Cecil Federal maintains a retirement plan for its non-employee directors. All current directors of Cecil Bancorp are members of the Cecil Federal Board. Upon retirement, a participant in this plan receives a monthly benefit for 120 months equal to $500 multiplied by his or her benefit percentage and vested percentage. The benefit percentage is 0% at 5 years of service on the Cecil Federal Board, when it becomes 20% and then increases 20% for each additional five years of service until it reaches 100% at 25 years of service. The vested percentage is 0% until one year of service (beginning the later of November 10, 1994, or the date the director joined the Cecil Federal Board), when it becomes 10% and then increases 10% for each year of service until it reaches 100%. If a director's service ends due to disability or change in control, his or her vested percentage becomes 100%. If a participant in the plan dies after payments have begun, or before payments have begun if fully vested, his or her surviving spouse receives 50% of the payments otherwise due. The plan is unfunded. All benefits will be paid from Cecil Bancorp's general assets. No compensation expense was recorded in connection the plan for the year ended December 31, 2001.

Incentive Compensation Plan. Cecil Bancorp maintains an incentive compensation plan for all non-employee directors of Bancorp and Cecil Federal and for key employees selected by the Incentive Compensation Plan Committee of the Board. Benefits are paid as annual bonuses based upon the results of a formula. In general, each participant receives an annual bonus equal to a percentage of his or her base annual compensation times a "multiplier" based upon return on assets, asset quality, and results of regulatory examinations. The Incentive Compensation Committee may adjust bonuses for unusual financial events or to the extent that payments to Cecil Federal employees would cause the Cecil Federal to be less than "well-capitalized" for regulatory purposes. Bonuses are payable from general assets. The plan has an indefinite term, and may be terminated or amended at any time and for any reason; except with respect to benefits payable for a completed year. The Incentive Compensation Committee also may in its discretion determine, by resolution adopted before the first day of any calendar year, to reduce the amounts payable to employees in the form of Bonuses. The plan is unfunded. All bonuses are be paid from Cecil Bancorp's general assets. For the fiscal year ended December 31, 2000, Ms. Halsey received a bonus of $34,650, and non-employee directors and Mr. Angert received bonuses totaling $14,584, as noted above.

Executive Compensation. The following table summarizes compensation earned by or awarded to Cecil's Chief Executive Officer. No other executive officer had 2001 salary and bonus in excess of $100,000.

                           Summary Compensation Table

                                                                 Long-Term Compensation
                                                         --------------------------------------
                                                           Awards                       Payouts
                                                          --------                      -------
                               Annual Compensation       Restricted       Securities
Name and                     ------------------------      Stock          Underlying      LTIP      All Other
Principal Position           Year    Salary    Bonus       Awards        Options/SARs   Payouts   Compensation
------------------           ----    ------    -----     ----------      ------------   -------   ------------
Mary B. Halsey               2001   $137,500  $34,650          -- (1)         --           --      [$] 19,659 (2)
  President and              2000    135,000   31,374      20,181             --           --          20,427
  Chief Executive Officer    1999    125,000   14,875      23,593             --           --          18,452

(1) Consists of shares of restricted stock issuable under Cecil Bancorp Management Recognition Plan.

(2) Includes an annual pension plan contribution of $18,909. Does not include 618 shares allocated to Ms. Halsey under the Employee Stock Ownership Plan with a value of $18.50 per share.

                             Year-End Option Values

The number and potential realizable value at the end of the year of options held by each of the Named Executive Officers are shown below.


                                                               Number of Securities           Value of Unexercised
                                                              Underlying Unexercised          In-the-Money Options
                                                                Options at Year-End              at Year-End (1)
                             Shares Acquired     Value      ---------------------------    ---------------------------
Name                           on Exercise     Realized     Exercisable   Unexercisable    Exercisable   Unexercisable
----                         ---------------   --------     -----------   -------------    -----------   -------------
Mary B. Halsey                   2,100          $12,300         5,184          --             $46,656        --
  President and
  Chief Executive Officer

------------------
(1) Calculated based on the product of: (a) the number of shares subject to options and (b) the difference between the fair market value of the underlying common stock at December 31, 2001, of $19.00 per share, and the exercise price of the options of $11.00 per share

No options or stock appreciation rights ("SARs") were granted to Ms. Halsey during 2001. No SARs were held by Ms. Halsey at year-end. No options or SARs repriced during Cecil Bancorp's last ten full years.

Employment Agreements. Cecil Bancorp and Cecil Federal each entered into employment agreements in 1994 with Mary B. Halsey to serve as President and Chief Executive Officer of Cecil Bancorp and Cecil Federal. In her capacity as President and Chief Executive Officer, the Employee is responsible for overseeing all operations of Cecil Federal and the Company, and for implementing the policies adopted by Cecil Federal and the Company's Boards of Directors. provide for a term of three years, with an annual base salary being payable to the Employee by Cecil Federal, which is currently in the amount of $137,500. In lieu of paying the Employee additional salary, Cecil Bancorp has accepted joint and several liability for Cecil Federal's obligations under its Employment Agreement. On each anniversary date the term of the agreement may be extended for an additional one-year period beyond the then effective expiration date, upon a determination by Cecil Federal's Board of Directors that Ms. Halsey's performance has met the required performance standards and that the Employment Agreement may be extended. The Employment Agreements provide Ms. Halsey with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement, and medical plans, customary fringe benefits and vacation and sick leave. The Employment Agreements will terminate upon her death or disability, and is terminable by Cecil Federal or Cecil Bancorp for "just cause" as defined in the Employment Agreements. In the event of termination for just cause, no severance benefits are available. If Cecil Federal or Cecil Bancorp terminates Ms. Halsey without just cause, the Employee will be entitled to a continuation of her salary and benefits from the date of termination through the remaining term of the Employment Agreement. If an Employment Agreement is terminated due to the her disability, Ms. Halsey will not be entitled to a continuation of her salary and benefits following such termination. In the event of her death during the term of an Employment Agreement, her estate will be entitled to receive her salary through the last day of the month in which death occurs. Ms. Halsey may voluntarily terminate the Employment Agreements by providing 60 days written notice to the Boards of Directors of Cecil Federal and the Company, in which case she is entitled to receive only her compensation, vested rights, and benefits up to the date of termination.

     The Employment Agreements contain provisions stating that in the event of Ms. Halsey's involuntary termination of employment in connection with, or within one year after, any change in control other than for just cause, she will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times her "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that Ms. Halsey receives on account of the change in control. The Employment Agreements provide for a lump sum payment to be made in the event of Ms. Halsey's voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following the change in control, which have not been consented to in writing by Ms. Halsey, including (i) the requirement that the Employee perform her principal executive functions more than 35 miles from Cecil Federal's current primary office, (ii) a reduction in the her base compensation as then in effect,
(iii) the failure of Cecil Federal to maintain existing or substantially similar employee benefit plans, including material vacation, fringe benefits, stock option, and retirement plans, (iv) the assignment to the Employee of duties and responsibilities which are other than those normally associated with her position with Cecil Federal, (v) a material reduction in the Employee's authority and responsibility, and (vi) the failure to re-elect her to Cecil Federal's Board of Directors, provided that she is serving on such Board on the date of the change in control. The aggregate payments that would be made to Ms. Halsey assuming her termination of employment under the foregoing circumstances at December 31, 2001 would have been approximately $411,125. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of Cecil Federal. In the event that Ms. Halsey prevails over Cecil Federal or Cecil Bancorp in a legal dispute as to an Employment Agreement, she will be reimbursed for legal and other expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

Beneficial owners of more than 5% of the common stock are required to file certain ownership reports under the federal securities laws. The following table shows the common stock beneficially owned by persons who have filed these reports reporting beneficial ownership that exceeds 5% of Cecil Bancorp's outstanding common stock at March 15, 2002.

                                             Amount and Nature    Percentage
                                               of Beneficial       of Shares
Name                                           Ownership (1)     Outstanding (2)
----                                           -------------     ---------------
Cecil Bancorp, Inc. Employee Stock
  Ownership Plan ("ESOP")                         35,846  (3)         5.65
  127 North Street
  Elkton, Maryland  21921

Charles Sposato                                   63,091              9.94
Anthony Sposato
Bay Act Hardware
Builder's Choice, Inc. Profit Sharing
  Retirement Trust
910 W. Pulaski Highway
Elkton, Maryland 21921

Mathew G. Bathon                                  58,313              9.19
52 Waltham Street
Lexington, Massachusetts 02410

--------------------
(1) Beneficial ownership is defined by rules of the Securities and Exchange Commission, and includes shares that the person has or shares voting or investment power over. Unless otherwise indicated, ownership is direct and the named individual exercises sole voting and investment power over the shares listed as beneficially owned by such person. A decision to disclaim beneficial ownership or to include shares held by others is made by the shareholder, not by Cecil Bancorp.
(2) Calculated by Cecil based upon shares reported as beneficially owned by the listed persons and shares of Cecil common stock outstanding at March 15, 2002.
(3) These shares are held in a suspense account for future allocation pursuant to the terms of the ESOP among participating employees as the loan used to purchase the shares is repaid. As of the Record Date, 24,494 shares had been allocated to participants, and 11,552 shares were unallocated. The ESOP trustees, currently Directors Neff, Foard and Sposato, vote all allocated shares in accordance with instructions of the participants. Unallocated shares and shares for which no instructions have been received are voted by the ESOP trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, the Company's Board of Directors shall direct the voting of such stock, or in the absence of such direction from the Company's Board of Directors, the trustees shall direct the voting of such stock in their discretion.
(3) Includes, in addition to 34,746 other shares beneficially owned by Charles Sposato, 4,050 shares owned by Bay Ace Hardware, of which Charles Sposato is sole stockholder; 14,295 shares beneficially owned by the Trust, of which Charles Sposato serves as the sole trustee; and 10,000 shares beneficially owned by Anthony F. Sposato, Charles Sposato's brother. Charles Sposato disclaims beneficial ownership of those shares of Common Stock held by the Trust other than for his benefit. Excludes shares held by the ESOP, of which Charles Sposato is a co-trustee.

(b) Security Ownership of Management

The shares of Cecil Bancorp's common stock that were beneficially owned on the Record Date by persons who were directors and officers on that date, are shown below.

                                            Amount and
                                             Nature of             Percentage
                                            Beneficial              of Shares
Name                                       Ownership (1)         Outstanding (2)
----                                       -------------         --------------

Donald F. Angert                                8,345                  1.32%
Matthew G. Bathon                              59,806                  9.42
Thomas L. Foard                                 6,887                  1.09
Mary B. Halsey                                 30,729                  4.84
Robert L. Johnson                               4,464                   .70
Howard J. Neff                                  7,887                  1.24
Doris P. Scott                                 14,104                  2.22
Charles Sposato                                63,348                  9.98
Howard B. Tome                                  7,887                  1.24
All Directors and Executive
  Officers as a Group
  (13 persons)                                219,028  (3)            34.50%
-----------------
*    Less than one percent of shares outstanding.
(1) Beneficial ownership is defined by rules of the Securities and Exchange Commission, and includes shares that the person has or shares voting or investment power over and shares that the person has a right to acquire within 60 days from March 15, 2002. Unless otherwise indicated, ownership is direct and the named individual exercises sole voting and investment power over the shares listed as beneficially owned by such person. A decision to disclaim beneficial ownership is made by the individual, not Cecil.
(2) In calculating the percentage ownership of each named individual and the group, the number of shares outstanding includes any shares that the person or the group has the right to acquire within 60 days of March 15, 2002.
(3) Includes 10,230 shares allocated to executive officers under the ESOP as of the Record Date. Also includes 16,429 shares which may be received by certain directors and executive officers upon the exercise of stock options which are exercisable within 60 days of the Record Date.]

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Cecil Bancorp has and expects to have in the future, banking transactions with certain officers and directors of Cecil Bancorp and Cecil Federal and greater than 5% shareholders of Cecil and their immediate families and associates. These transactions are in the ordinary course of business, and loans have been and will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Documents Filed as Part of this Report
              --------------------------------------

         (1)  Financial Statements.
              --------------------

         The following financial statements are filed in Item 7 of this report:
                  Independent Auditors' Report
                  Consolidated  Statements of Financial Condition as of December
                     31, 2001 and 2000
                  Consolidated Statements of Operations for the Years Ended
                     December 31, 2001 and 2000
                  Consolidated Statements of Stockholders' Equity for the Years
                     Ended December 31, 2001 and 2000
                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2001 and 2000
                  Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

         No.      Exhibit
         3.1      Articles of Incorporation of Cecil Bancorp, Inc. *
         3.2      Amended Bylaws of Cecil Bancorp, Inc.**
         3.3      Federal Stock Charter ***
         3.4      Federal Stock Bylaws ***
         4        Form of Common Stock Certificate *
         10.2     Employment Agreement between Cecil Bancorp, Inc., Cecil
                    Federal Savings Bank and Mary Halsey * +
         10.3     Cecil Bancorp, Inc. Stock Option and Incentive Plan **** +
         10.4     Cecil Bancorp, Inc. Management Recognition Plan **** +
         10.5     Cecil Federal Savings Bank Retirement Plan for Non-Employee
                    Directors ***** +
         10.6     Columbian Bank, a Federal Savings Bank 1994 Stock Option and
                    Incentive Plan** *+
         21       Subsidiaries
         23       Consent of Stegman & Company
-------------
+ Management contract or compensation plan or arrangement.
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
** Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2001 File No. (0-24926).
*** Incorporated by reference to Columbian's Registrant's Registration Statement on Form 10-SB.
**** Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
***** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).

--------------
         (b) Reports on Form 8-K.
         None

         (c) Exhibits. See (a)(3) above for all exhibits filed herewith and the
         Exhibit Index.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CECIL BANCORP, INC.

April 1, 2002                         By: /s/ Mary B. Halsey
                                           Mary B. Halsey
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mary B. Halsey                                     Date:  April 1, 2002
Mary B. Halsey
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mary B. Halsey                                     Date:  April 1, 2002
Mary B. Halsey
President and Chief Executive Officer
(Principal Financial and Accounting Officer)

By: /s/ Charles F. Sposato                                 Date:  April 1, 2002
 Charles F. Sposato
 Chairman of the Board

By: /s/ Thomas L. Foard                                    Date:  April 1, 2002
 Thomas L. Foard
 Secretary and Director

By: /s/ Howard J. Neff                                     Date:  April 1, 2002
 Howard J. Neff
 Director

By: /s/ Doris P. Scott                                     Date:  April 1, 2002
 Doris P. Scott
 Director

By: /s/ Howard B. Tome                                     Date:  April 1, 2002
 Howard B. Tome
 Director

By: /s/ Donald F. Angert                                   Date:  April 1, 2002
 Donald F. Angert
 Director

By: /s/ Robert L. Johnson                                  Date:  April 1, 2002
 Robert L. Johnson
 Director

By: /s/Matthew G. Bathon                                   Date:  April 1, 2002
 Matthew G. Bathon
 Director