Form 10QSB
period 2002-03-31
CECIL BANCORP INC
filed 2002-05-13
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2002.

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

                                     635,420

                       CECIL BANCORP INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         March 31, 2002 and  December 31, 2001                                    3

                         Consolidated Statements of Income and Comprehensive Income
                         for Three Months Ended March 31, 2002 and 2001                           4

                         Consolidated Condensed Statements of Cash Flows
                         for Three Months Ended March 31, 2002 and March 31, 2001                 5

                         Notes to Consolidated Condensed Financial Statements                     6


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                7

PART II. OTHER INFORMATION                                                                       14

SIGNATURES                                                                                       14

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                            March 31,                December 31,
                                                                              2002                       2001
                                                                       -----------------           ----------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                $       1,150,468           $      2,466,940
Interest bearing deposits with banks                                           1,660,399                  3,079,302
Investment securities:
   Securities held-to-maturity (fair value of $3,020,305
     in 2002 and $3,055,783 in 2001)                                           3,019,150                  3,049,364
   Securities available-for-sale at fair value                                10,684,816                 10,767,803
Loans receivable                                                             101,518,614                101,719,306
   Less: Allowance for loan losses                                              (371,516)                  (325,815)
                                                                       -----------------           ----------------
       Loans receivable, net                                                 101,147,098                101,393,491
Property and equipment - net                                                   2,271,303                  2,319,960
Real estate owned                                                                 72,432                          0
Stock in Federal Home Loan Bank of Atlanta - at cost                             955,000                    955,000
Accrued interest receivable                                                      680,250                    655,019
Goodwill and other intangible assets                                           2,179,559                  2,254,261
Other assets                                                                     595,674                    556,901
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     124,416,149           $    127,498,041
                                                                       =================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                                    $     101,471,194           $    104,035,106
   Advance payments by borrowers for property
     taxes and insurance                                                         880,006                    651,732
   Employee stock ownership plan debt                                            115,524                    115,524
   Other liabilities                                                             589,594                    498,368
   Advances from Federal Home Loan Bank of Atlanta                             9,000,000                 10,000,000
                                                                       -----------------           ----------------

       Total liabilities                                                     112,056,318                115,300,730
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 635,420 shares in
     2002 and 633,108 in 2001                                                      6,354                      6,331
   Additional paid in capital                                                  5,291,395                  5,266,908
   Employee stock ownership plan debt                                           (115,524)                  (115,524)
   Deferred compensation - Management Recognition Plan                           (17,483)                   (17,483)
   Retained earnings                                                           7,226,982                  7,059,549
   Accumulated other comprehensive loss, net                                     (31,893)                    (2,470)
                                                                       ------------------          -----------------

       Total stockholders' equity                                             12,359,831                 12,197,311
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                           $    124,416,149           $    127,498,041
                                                                        ================           ================




See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                                2002                      2001
                                                                           -------------             --------------
                                                                            (Unaudited)                (Unaudited)

INTEREST INCOME:
   Interest and fees on loans                                              $   1,990,088             $    2,264,474
   Interest on investment securities                                             122,111                    116,916
   Dividends on Federal Home Loan Bank stock                                      15,044                     17,930
   Other interest-earning assets                                                   9,175                     28,182
                                                                           -------------              -------------

       Total interest income                                                   2,136,418                  2,427,502
                                                                           -------------             --------------

INTEREST EXPENSE:
   Interest expense on deposits                                                  794,514                  1,068,351
   Interest expense on Federal Home Loan Bank advances                           108,164                    237,167
                                                                           -------------             --------------

       Total interest expense                                                    902,678                  1,305,518
                                                                           -------------             --------------

       Net interest income                                                     1,233,740                  1,121,984

   Provision for loan losses                                                     157,000                     31,500
                                                                           -------------             --------------

       Net interest income after provision for loan losses                     1,076,740                  1,090,484
                                                                            ------------              -------------

NONINTEREST INCOME:
   Checking account fees                                                          68,422                     77,309
   ATM fees                                                                       23,966                     14,947
   Commission income                                                               3,470                     21,297
   Gain on sale on real estate owned                                             106,996                      -
   Other                                                                          14,317                     39,306
                                                                           -------------             --------------

       Total noninterest income                                                  217,171                    152,859
                                                                           -------------             --------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                422,479                    430,339
   Occupancy expense                                                              55,846                     61,967
   Equipment and data processing expense                                         110,822                    110,184
   SAIF deposit insurance premium                                                 14,610                     20,397
   Goodwill amortization                                                          70,392                     70,392
   Other                                                                         230,706                    240,508
                                                                           -------------             --------------

       Total noninterest expense                                                 904,855                    933,787
                                                                           -------------             --------------

INCOME BEFORE INCOME TAXES                                                       389,056                    309,556

INCOME TAX EXPENSE                                                               159,323                    114,234
                                                                           -------------             --------------

NET INCOME                                                                 $     229,733             $      195,322
                                                                           =============             ==============

Basic net income per common share                                          $        0.37             $         0.32
                                                                           =============             ==============
Diluted net income per common share                                        $        0.36             $         0.32
                                                                           =============             ==============


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                                2002                      2001
                                                                           -------------             --------------
                                                                            (Unaudited)                (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Net income                                                            $      229,733             $      195,322
     Depreciation and amortization                                               157,773                    119,816
     Provision for loan losses                                                   157,000                     31,500
     Gain on sale of other real estate                                          (106,996)                        --
     Reinvested dividends                                                        (95,935)                   (11,426)
     Net changes in:
       Accrued interest receivable and other assets                              (85,047)                   129,968
       Other liabilities                                                          91,226                     18,029
                                                                           -------------             --------------

       Net cash provided by operating activities                                 344,754                    483,209
                                                                           -------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale                              --                 (1,000,000)
   Proceeds from maturities, calls and principal payments
     of investment securities available-for-sale                                 101,445                  1,259,047
   Purchase of stock in Federal Home Loan Bank                                        --                    (50,000)
   Net decrease (increase) in loans                                               84,857                 (1,098,697)
   Proceeds from sale of real estate owned                                       106,996                         --
                                                                           -------------             --------------

       Net cash provided (used) by investing activities                          293,298                   (889,650)
                                                                           -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                        (2,563,912)                 4,354,220
   Increase in advance payments by borrowers for
     property taxes and insurance                                                228,274                    326,275
   Proceeds from issuance of common stock                                         24,511                     39,030
   Net decrease in Federal Home Loan Bank borrowings                          (1,000,000)                (3,250,000)
   Payments of cash dividends                                                    (62,300)                   (61,723)
                                                                           --------------            --------------

       Net cash provided by financing activities                              (3,373,427)                 1,407,802
                                                                           --------------            --------------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                           (2,735,375)                 1,001,361

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                         5,546,242                  3,880,606
                                                                           -------------             --------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $   2,810,867             $    4,881,967
                                                                           =============             ==============

Supplemental disclosures of cash flows information:

   Cash paid for income taxes                                              $      35,000             $       33,000
                                                                           =============             ==============

   Cash paid for interest                                                  $     917,042             $    1,302,342
                                                                           =============             ==============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001





    1.   GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


    2.   FINANCIAL STATEMENT PREPARATION

               The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible loans, depreciation and amortization, intangible assets, employee benefit plans and contingencies, among others. Actual results could differ from those estimates.

    3.   EARNINGS PER SHARE

               Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the "treasury stock" method.

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

GENERAL

         CECIL BANCORP, INC. Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Savings Bank ("Cecil Federal" or the "Bank"), and until June 11, 2001, Columbian Bank, a Federal Savings Bank ("Columbian"). The Company is now classified as a unitary thrift holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury.

         RECENT EVENTS. The board of the Bank has authorized the conversion of Cecil Federal Savings Bank from a stock federal savings bank to a commercial bank chartered under the laws of the State of Maryland. The Bank also plans to apply for membership in the Federal Reserve System. It is expected that this conversion, which is subject to regulatory approval, will be effective during 2002.

         CECIL FEDERAL. Cecil Federal is a community-oriented financial institution, which commenced operations in 1959 as a Federal mutual savings and loan association. It converted to a Federal mutual savings bank in January 1993 and, effective November 10, 1994, Cecil Federal converted from mutual to stock form, with the sale and issuance of 100,000 shares of its Common Stock to the Company. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since 1959. Cecil Federal's deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the FDIC and it is a member of the FHLB of Atlanta.

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

         Cecil Federal's business strategy is to operate as an independent community-oriented savings bank dedicated to residential mortgage lending, and, to a lesser extent, construction and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) emphasizing residential mortgage lending through the origination of adjustable-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status combined with moderate growth.

Asset/Liability Management
--------------------------

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. Since 1995, the Bank has, from time to time, originated fixed rate mortgages for sale in the secondary market. The Bank is not currently originating loans for sale in the secondary market. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

         Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001
-------------------------------------------------------------------------

         The Company's assets decreased by $3,081,892, or 2.4% to $124,416,149 at March 31, 2002 from $127,498,041 at December 31, 2001, primarily as a result of decreases is cash and due from banks and interest bearing deposits with banks. Cash and due from banks decreased by $1,316,472 or 53.4% to $1,150,468 at March 31, 2002 from $2,466,940 at December 31, 2001. Interest-bearing cash decreased by $1,418,903 or 46.1% to $1,660,399 at March 31, 2002 from $3,079,302 at December 31, 2001. Investment securities held to maturity decreased $30,214, or 1.0%, to $3,019,150 at March 31, 2002 from $3,049,364 at December 31, 2001.
Investment securities available for sale decreased $82,987 or 0.8%, to $10,684,816 at March 31, 2002 from $10,767,803 at December 31, 2001. The decrease in investment securities held to maturity and investments available for sale is due to normal principal reductions. The Company's stock investment in Federal Home Loan Bank of Atlanta remained the same. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 5.75%. The loans receivable portfolio, net of the allowance for loan losses, decreased by $246,393, or 0.2% to $101,147,098 at March 31, 2002 from $101,393,491 at
December 31, 2001. Goodwill and other intangible assets decreased $74,702 or 3.3% to $2,179,559 at March 31, 2002 from $2,254,261 at December 31, 2001. Real estate owned increased by $72, 432 due to the classification of a single-family residential property. There was no other real estate owned property at December 31, 2001. Other assets increased $38,774 or 7.0% to $595,675 at March 31, 2002 from $556,901 at December 31, 2001.


         The Company's liabilities decreased $3,244,412, or 2.8% to $112,056,318 at March 31, 2002 from $115,300,730 at December 31, 2001, primarily as a result of decrease in deposits and Federal Home Loan Bank advances. Deposits decreased $2,563,912, or 2.5% to $101,471,194 at March 31, 2002 from $104,035,106 at
December 31, 2001, mainly due to a decrease in certificates of deposit of approximately $3.0 million, or 5.7%. Advances from the Federal Home Loan Bank of Atlanta decreased by $1,000,000, or 10.0% to $9,000,000 at March 31, 2002 from $10,000,000 at December 31, 2001. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $228,274, or 35.0% to $880,006 at March 31, 2002 from $651,732 at December 31, 2001. Other liabilities increased $91,226, or 18.3% to $589,594 at March 31, 2002 from $498,368 at December 31, 2001.

         The Company's stockholders' equity increased by $162,520, or 1.3% to $12,359,831 at March 31, 2002 from $12,197,311 at December 31, 2001. The increase was primarily the result of an increase in retained earnings of $167,433, or 2.4% to $7,226,982 at March 31, 2002 from $7,059,549 at December
31, 2001. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 2002.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002: Net income for the three-month period ended March 31, 2002 increased $34,411, or 17.6% to $229,733 as compared to net income for the same period in 2001 of $195,322. This increase was primarily the result of increases in net interest income, a gain on the sale of real estate, and a decrease in operating expenses, partially offset by increases in the provision for loan losses and income tax expense. Diluted net income per share of $0.36 increased $0.04, or 12.5%, over the first quarter of 2001. The annualized return on average assets and annualized return on average equity were 0.74% and 7.45% respectively, for the three-month period ended March 31, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.64% and 6.76% respectively, for the same period in 2001.

         Net interest income, the Company's primary source of income, increased 10.0%, or $111,756 for the three months ended March 31, 2002, over the same period in 2001. The weighted average yield on interest earning assets decreased from 8.55% for the three months ended March 31, 2001 to 7.22% for the three months ended March 31, 2002. The weighted average rate paid on interest bearing liabilities decreased from 4.77% for the three months ended March 31, 2001 to 3.44% for the three months ended March 31, 2002. Net interest margin was 3.78% for the first quarters of 2002 and 2001.

         Interest and fees on loans decreased by $274,386 or 12.1%, from $2,264,474 for the three months ended March 31, 2001 to $1,990,088 for the three months ended March 31, 2002. The decrease is attributable to a decrease in the weighted-average yield and, to a lesser extent, to a decrease in the average balance outstanding. . The weighted-average yield decreased from 8.79% for the three months ended March 31, 2001 to 7.88% for the three months ended March 31, 2002. The average balance outstanding decreased by $2,008,726, or 1.9%, from $103,088,488 for the three months ended March 31, 2001 to $101,079,762 for the three months ending March 31, 2002.

         Interest on investment securities increased $5,195 or 4.4% from $116,916 for the three months ended March 31, 2001 to $122,111 for the three months ended March 31, 2002. The average outstanding balance increased $5,920,601 from $7,616,588 for the three months ended March 31, 2001 to $13,537,189 for the three months ending March 31, 2002. The weighted-average yield decreased from 6.14% for the three months ended March 31, 2001 to 3.61% for the three months ended March 31, 2002.

         Interest on other interest earning assets decreased $19,007, or 67.4% from $28,182 for the three months ended March 31, 2001 to $9,175 for the three months ended March 31, 2002. The decrease was the result of a $903,762 increase in the average outstanding balance for the three months ended March 31, 2002 over the three months ended March 31, 2001 which was offset by a decrease in the weighted-average yield, from 5.82% for the three months ended March 31, 2001 to 1.29% for the three months ended March 31, 2002. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on deposits decreased $273,837 or 25.6% from $1,068,351 for the three months ended March 31, 2001 to $794,514 for the three months ended March 31, 2002. The average balance outstanding increased $3,620,157 for the period noted above. The weighted-average rate paid on interest bearing deposits decreased from 3.49% for the three months ended March 31, 2001 to 3.34% for the three months ended March 31, 2002. Interest expense paid on borrowings decreased $129,003, or 54.4% from $237,167 for the three months ended March 31, 2001 to $108,164 for the three months ended March 31, 2002. The average balance outstanding decreased $1,415,833 for the period noted above. The weighted average yield decreased from 8.33% for the three months ended March 31, 2001 to 4.34% for the three months ended March 31, 2002.

         Noninterest income increased 42.1%, up $64,312 for the three months ended March 31, 2002, over the same period in 2001. Checking account fees decreased $8,887, or 11.5%. Commission income decreased $17,827 or 83.7% from $21,297 for the three months ended March 31, 2001 to $3,470 for the three months ended March 31, 2002. The decrease is attributable to decreased sales of insurance and investment products through the Bank's service corporation, Cecil Financial Services. Gains on the sale of real estate were $106,996 for the three months ended March 31, 2002. There were no gains on the sale of real estate for the three months ended March 31, 2001. Other income decreased $24,989 or 63.6% for the period noted.

         Noninterest expense decreased 3.1%, down $28,932 for the three months ended March 31, 2002, over the same period in 2001. Salary and employee benefits decreased $7,860, or 1.8% for the three months ended March 31, 2002 over the same period in 2001. Occupancy expense decreased $6,121, or 9.9% to $55,846 for the three months ended March 31, 2002 from $61,967 for the three months ended March 31, 2001. Equipment and data processing expenses remained stable for the three months ended March 31, 2002 over the same period in 2001. The SAIF deposit premium decreased $5,787 or 28.4% for the three months ended March 31, 2002 over the same period in 2001. The decrease is attributable a reduction in the SAIF insurance premium as well as savings recognized pursuant to the Cecil/Columbian merger of March 2001. Other expenses remained stable for the three months ended March 31, 2002 compared to the same period in 2001.

         Income tax expense for the three-month period ended March 31, 2002 and 2001 was $159,323 and $114,234, respectively, which equates to effective rates of 40.9% and 36.9% respectively.

Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates



                                                                 March 31,                         December 31.
                                                        ----------------------------         -------------------------
                                                                   2002                               2001
                                                        ----------------------------         --------------------------

                                                            Amount            %              Amount           %
                                                            ------          ------           ------         ------
                                                                            (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans .....................................  $   6,420       6.32%            $  6,496       6.39%
  One- to four-family residential and home equity ........     67,437      66.43               69,347      68.17
  Multi-family residential................................      1,844       1.82                1,854       1.82
  Land....................................................      2,566       2.53                2,626       2.58
  Commercial..............................................     10,476      10.32                8,593       8.45

Commercial business loans.................................      5,865       5.78                5,831       5.73

Consumer loans:
  Automobile loans........................................      1,896       1.87                2,204       2.17
  Education loans.........................................         28       0.02                   30       0.03
  Savings account loans...................................        769       0.76                  759       0.75
  Personal loans..........................................      4,218       4.15                3,979       3.91
                                                            ---------      -----             --------      -----
      Subtotal loans......................................    101,519     100.00%             101,719     100.00%
                                                                          ======                          ======

Less: Loan loss reserve...................................        372                             326
                                                            ---------                        --------

     Total loans..........................................  $ 101,147                        $101,393
                                                             ========                        ========



Nonperforming Assets and Problem Loans
--------------------------------------

         Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are : (i) loans accounted for on a nonaccrual basis, including all loans 90 or more days past due; (ii) troubled debt restructurings; and (iii) assets acquired in settlement of loans. The following tables set forth certain information with respect to nonperforming assets at March 31, 2002:

                                                March 31          December 31
                                                  2002               2001
                                                  ----             --------
                                                  (Dollars in thousands)
Nonperforming loans:
  Residential mortgage                          $  795                   $  460
  Consumer and other                               140                      230
                                               -------                   ------
         Total Nonperforming Loans                 935                      690
Assets acquired in settlement of loans:
  Real estate held for development and sale
  Real estate held for investment and sale
  Repossessed assets                                72                        0
                                               -------                  -------
Total Nonperforming Assets                     $ 1,007                  $   690
                                               =======                =========

Nonperforming Loans to Total Loans                0.92%                    0.68%

Nonperforming Assets to Total Assets              0.81%                    0.54%


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank' employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During the first three months of 2002, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at March 31, 2002 was $372,000, (0.37% of total loans), an increase of $46,000 (14.1%) from the $326,000 allowance (0.32% of loans) at December 31, 2001. Annualized charge offs for the first three months of 2001 were 0.43% of average loans, up from the 0.28% of average loans recorded for the year 2001. Total nonperforming loans at March 31, 2002 were $935,000, up $245,000 (35.5%) from year-end 2001. However, a significantly larger amount of nonperforming loans at March 31, 2002 consisted of residential real estate loans, which generally have the lowest loss rates. At March 31, 2002, nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $140,000, down $90,000 (39.1%) from year-end 2001. The increases in the allowance and the percentage of allowance to loans are due in part to the effects on the allowance calculations of an increase in balance and the percentage of total loans comprised of loans other than one-to-four family residential and home equity loans. At March 31, 2002, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 66.43 % of the portfolio, compared to 68.17% at December 31, 2001. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first three months of 2002 was $157,000, up $125,500, or 398.4%, from the first three months of 2002.

A summary of activity in the allowance is shown below.


                                                    Three Months Ended     12 Months Ended
                                                      March 31, 2002      December 31, 2001
                                                      --------------      -----------------

                                                                (In thousands)


Balance at beginning of period....................       $   326               $   419
                                                         -------               -------

Loans charged-off:
  Residential real estate mortgage loans..........            --                    55
  Commercial......................................            --                    68
  Consumer........................................           119                   214
                                                         -------               -------
Total charge-offs.................................           119                   337
                                                         -------               -------
Recoveries:
  Residential real estate mortgage loans..........            --                    --
  Commercial......................................            --                    --
  Consumer........................................             8                    55
                                                         -------               -------
Total recoveries..................................             8                    55
                                                         -------               -------
Net loans charged-off.............................           111                   282
                                                         -------               -------
Provision for loan losses.........................           157                   189
                                                         -------               -------
Balance at end of period..........................       $   372               $   326
                                                         =======               =======
Net charge-offs to average loans
  outstanding during the period (annualized)......           0.43%                0.28%
Allowance for loan losses to loans................           0.37%                0.32%
Allowance for loan losses to nonperforming loans..          39.79%               47.25%


Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.


                                     Balance at                                          Balance at
                                      March 31,            %                           December 31,          %
                                        2002            Deposits                            2001         Deposits
                                      --------          --------                          -------        --------
                                                              (Dollars in thousands)

Regular checking.................    $   6,142           6.05%                          $  7,188           6.91%
NOW accounts.....................        8,963           8.83                              8,675           8.34
Passbook.........................       11,298          11.14                             10,798          10.38
Statement savings................        4,243           4.18                              3,870           3.72
Money market.....................        3,920           3.86                              3,875           3.72
Christmas and Vacation club......          162           0.16                                 87           0.08
Certificates of Deposit..........       48,816          48.11                             51,789          49.78
IRA Certificates of Deposit......        9,462           9.33                              9,583           9.21
Money Market Certificates........        8,465           8.34                              8,170           7.86
                                     ---------        -------                         ----------        -------
                                     $ 101,471         100.00%                         $ 104,035         100.00%
                                     =========         ======                         ==========         ======


Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Office of Thrift Supervision ("OTS"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At March 31, 2002, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 11.85%, a tier 1 risk-based capital ratio of 8.31%, and a tangible capital ratio of 8.31%. As of March 31, 2002, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Savings Bank's regulators.


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

         Item 2.  Changes in Securities -
                         Not Applicable

         Item 3.  Defaults Upon Senior Securities -
                         Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                         Not Applicable

         Item 5.  Other Information -
                         Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -
                         No reports on Form 8-K were filed during the three months ended March 31, 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           CECIL BANCORP, INC.

Date:      May 6, 2002            by: /s/  Mary Beyer Halsey
                                           Mary Beyer Halsey
                                           President and Chief Executive Officer