Form 10QSB
period 2002-06-30
CECIL BANCORP INC
filed 2002-08-13
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002.

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

                                     636,871

                       CECIL BANCORP INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         June 30, 2002 and December 31, 2001                                        3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Six and Three Months Ended June 30, 2002 and 2001                4-5

                         Consolidated Statements of Cash Flows
                         for Six Months Ended June 30, 2002 and 2001                              6-7

                         Notes to Consolidated Financial Statements                                 8


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                               9-16

PART II. OTHER INFORMATION                                                                         17

SIGNATURES                                                                                         18

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                                            June 30,                 December 31,
                                                                              2002                       2001
                                                                       -----------------           ----------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                $       2,468,056           $      2,466,940
Interest bearing deposits with banks                                           3,598,674                  3,079,302
Investment securities:
   Securities held-to-maturity (fair value of $2,495,315
     in 2002 and $3,055,783 in 2001)                                           2,495,448                  3,049,364
   Securities available-for-sale at fair value                                 8,400,394                 10,767,803
Loans receivable                                                             100,785,990                101,719,306
   Less: Allowance for loan losses                                              (498,322)                  (325,815)
                                                                       -----------------           ----------------
       Loans receivable, net                                                 100,287,668                101,393,491
Property and equipment - net                                                   2,242,098                  2,319,960
Real estate owned                                                                  8,576                          0
Stock in Federal Home Loan Bank of Atlanta - at cost                             955,000                    955,000
Accrued interest receivable                                                      575,810                    655,019
Goodwill and other intangible assets                                           2,041,361                  2,254,261
Other assets                                                                     531,497                    556,901
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     123,604,582           $    127,498,041
                                                                       =================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                                    $     100,464,545           $    104,035,106
   Advance payments by borrowers for property
     taxes and insurance                                                       1,117,029                    651,732
   Employee stock ownership plan debt                                            115,524                    115,524
   Other liabilities                                                             333,810                    498,368
   Advances from Federal Home Loan Bank of Atlanta                             9,000,000                 10,000,000
                                                                       -----------------           ----------------

       Total liabilities                                                     111,030,908                115,300,730
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 636,871 shares in
     2002 and 633,108 in 2001                                                      6,369                      6,331
   Additional paid in capital                                                  5,318,209                  5,266,908
   Employee stock ownership plan debt                                           (115,524)                  (115,524)
   Deferred compensation - Management Recognition Plan                           (17,483)                   (17,483)
   Retained earnings                                                           7,364,399                  7,059,549
   Accumulated other comprehensive income, net                                    17,704                     (2,470)
                                                                       -----------------           -----------------

       Total stockholders' equity                                             12,573,675                 12,197,311
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                           $    123,604,582           $    127,498,041
                                                                        ================           ================


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                        ---------------------------               --------------------------
                                                          2002                 2001              2002                   2001
                                                       (Unaudited)         (Unaudited)       (Unaudited)            (Unaudited)
INTEREST INCOME:
  Loans receivable                                     $2,004,880          $2,184,304         $3,994,968            $4,448,778
  Investment securities                                   116,663              86,751            238,774               203,667
  Dividends on FHLB stock                                  13,541              14,358             28,585                32,288
  Other interest-earning assets                             9,980              69,013             19,155                97,195
                                                    -------------          ----------        -----------           -----------
Total interest income                                   2,145,064           2,354,426          4,281,482             4,781,928
                                                       ----------           ---------         ----------             ---------

INTEREST EXPENSE:
  Interest expense on deposits                            706,768           1,069,260          1,501,282             2,137,611
  Borrowing                                               106,698             140,063            214,862               377,230
                                                       ----------          ----------        -----------           -----------
Total interest expense                                    813,466           1,209,323          1,716,144             2,514,841
                                                       ----------           ---------         ----------             ---------

      Net interest income                               1,331,598           1,145,103          2,565,338             2,267,087

  Provision for loan losses                               195,000              31,500            352,000                63,000
                                                     ------------         -----------       ------------           -----------
      Net interest income after
         provision for loan losses                      1,136,598           1,113,603          2,213,338             2,204,087
                                                       ----------           ---------         ----------             ---------

NONINTEREST INCOME:
  Checking account fees                                    70,871              66,665            139,293               143,974
ATM  fees                                                  27,540              32,251             51,506                47,198
  Commission income                                        24,550              12,806             28,020                34,103
  Gain on sale of OREO                                          0                   0            106,996                     0
  Other                                                    20,410               2,345             34,727                41,651
                                                     ------------         -----------         ----------            ----------
      Total noninterest income                            143,371             114,067            360,542               266,926
                                                       ----------          ----------        -----------            ----------

NONINTEREST EXPENSE:
  Compensation and benefits                               431,410             449,333            853,889               879,672
Occupancy                                                  54,046              54,624            109,892               116,591
  Equipment and data processing
      expense                                             115,090             112,218            225,912               222,402
  SAIF deposit insurance premium                           14,444              20,146             29,054                40,543
Amortization of intangible assets                          70,391              70,391            140,783               140,783
  Other                                                   284,990             226,598            515,696               467,106
                                                       ----------          ----------        -----------           -----------
Total noninterest expense                                 970,371             933,310          1,875,226             1,867,097
                                                       ----------          ----------         ----------             ---------

INCOME BEFORE INCOME TAXES                                309,598             294,358            698,654               603,916
                                                       ----------          ----------         -----------           ----------

INCOME TAX EXPENSE                                        109,720             115,856            269,043               230,090
                                                       ----------          ----------         ----------            ----------

NET INCOME                                            $   199,878         $   178,502         $  429,611            $  373,824
                                                      ===========         ===========         ==========            ==========

(continued)

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Continued)


                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                        ---------------------------               --------------------------
                                                          2002                 2001              2002                   2001
                                                       (Unaudited)         (Unaudited)       (Unaudited)            (Unaudited)


NET INCOME                                             $  199,878          $  178,502         $  429,611            $  373,824

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                               (14,189)            (27,978)            17,704                52,886
                                                      ------------        ------------       -----------           -----------
TOTAL COMPREHENSIVE INCOME                             $  185,689          $  150,524          $ 447,315            $  426,710
                                                       ==========          ==========          =========            ==========



Earnings per common share and
  common share equivalent                              $     0.32          $     0.29          $     0.69            $     0.61
                                                       ==========          ==========          ==========            ==========

Earnings per common share -
  assuming full dilution                               $     0.31          $     0.28          $     0.68            $     0.60
                                                       ==========          ==========          ==========            ==========






See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                               2002                    2001
                                                                            ----------              -----------
                                                                            (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                            $    429,611            $    373,824
     Depreciation and amortization                                              293,361                 246,986
     Provision for loan losses                                                  352,000                  63,000
     Gain on sale of OREO                                                      (106,996)                  -
     Deferred income taxes                                                         (387)                  -
     Reinvested dividends                                                         -                     (18,686)
     Net changes in:
       Accrued interest receivable and other assets                             158,177                  63,528
       Other liabilities                                                       (164,559)               (135,092)
                                                                           ------------            ------------

          Net cash provided by operating activities                             961,207                 593,560
                                                                           ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale                     (2,936,491)             (2,750,000)
   Purchases of investment securities held to maturity                       (2,490,070)                 -
   Proceeds from sales, maturities, calls and principal
     payments of investment securities available-for-sale                     5,334,716               2,257,940
   Proceeds from sales, maturities, calls and principal
     payments of investment securities held to maturity                       3,000,000                   -
   Purchase of stock in Federal Home Loan Bank                                   -                      (50,000)
Net decrease in loans                                                           681,391                 910,133
Proceeds from sales of real estate owned                                        170,852                 254,994
Purchases of property and equipment - net                                       (22,431)                 (4,786)
                                                                          -------------            ------------

          Net cash provided by investing activities                           3,737,967                 618,281
                                                                          -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                  (3,570,561)              4,958,729
    Increase in advance
payments by borrowers for
     property taxes and insurance                                               465,297                 594,041
Proceeds from issuance of common stock                                           53,649                 113,249
   Net decrease in short-term borrowings                                     (1,000,000)             (3,250,000)
   Payments of cash dividends                                                  (127,071)               (125,351)
                                                                           ------------             -----------

          Net cash used by financing activities                              (4,178,686)              2,290,668
                                                                           -------------            -----------

INCREASE IN CASH AND
   CASH EQUIVALENTS                                                             520,488               3,502,509

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        5,546,242               3,880,606
                                                                         --------------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $6,066,730              $7,383,115
                                                                             ==========              ==========


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001



Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                               $   347,500             $   128,000

   Cash paid for interest                                                     1,720,423               2,510,164









See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



1.   GENERAL

           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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


4.   NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Company adopted Statement of Financial
Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (superseded by SFAS No. 144, which substantially carries over the applicable provisions of SFAS No. 121).

         The Company's intangible assets at June 30, 2002 are classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's acquisitions of branch offices from another bank. At June 30, 2002, the carrying amount of this intangible was $2.0 million, and is being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which was not superseded by SFAS No. 142.

         On May 10, 2002, the Financial Accounting Standards Board issued an exposure draft titled "Acquisition of Certain Financial Institutions", which amends certain provisions of SFAS No. 72. If adopted, the proposal will remove acquisitions of financial institutions from the scope of SFAS No. 72 and will require that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill. In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor - and borrower - relationship intangible assets and credit-cardholder intangible assets. Consequently, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

         Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless:

         The transaction in which the intangible asset arose met the definition of a business combination, and Intangible assets acquired in the transaction were recognized apart from the unidentifiable intangible asset and those intangible assets were accounted for separately from the unidentifiable intangible asset after the date of acquisition.

         Management does not believe these criteria have been met and intends to continue amortizing the intangible over ten years, subject to periodic review of its useful life.

         In June 2001, the FASB issued SFAS No, 143, "{Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of possible loan losses; and statements of the Company's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past growth and performance do not necessarily indicate its future results.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001
------------------------------------------------------------------------

         The Company's assets decreased by $3,893,459, or 3.1% to $123,604,582 at June 30, 2002 from $127,498,041 at December 31, 2001 primarily as a result of decreases in investment securities and loans receivable. Cash and due from banks increased by $1,116 to $2,468,056 at June 30, 2002 from $2,466,940 at December 31, 2001. Interest-bearing deposits increased by $519,372, or 16.9% to $3,598,674 at June 30, 2002 from $3,079,302 at December 31, 2001. Investment securities held to maturity decreased $553,916, or 18.2%, to $2,495,448 at June 30, 2002 from $3,049,364 at December 31, 2001. Investment securities available for sale decreased $2,367,409 or 22.0%, to $8,400,394 at June 30, 2002 from
$10,767,803 at December 31, 2001. The decrease in investment securities held to maturity and investments available for sale is due to normal principal reductions. The remainder of the Company's interest earning assets, primarily invested for liquidity, increased due to decreased loan demand. The loans receivable portfolio, net of the allowance for loan losses, decreased by $1,105,823, or 1.1% to $100,287,668 at June 30, 2002 from $101,393,491 at
December 31, 2001. The Company's stock investment in Federal Home Loan Bank of Atlanta remained the same. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 5.25%. Real estate owned increased by $8,576 due to the classification of a single-family residential property. There was no other real estate owned property at December 31, 2001. Other assets decreased $25,404 or 4.6% to $531,497 at June 30, 2002 from $556,901 at December
31, 2001.

         The Company's liabilities decreased $4,269,822, or 3.7% to $111,030,908 at June 30, 2002 from $115,300,730 at December 31, 2001. Savings deposits decreased $3,570,561, or 3.4% to $100,464,545 at June 30, 2002 from $104,035,106 at December 31, 2001. During the six months ended June 30, 2002, the Company's savings deposits decreased due to conservative pricing strategies on deposits. Advances from the Federal Home Loan Bank of Atlanta decreased by $1,000,000, or 10.0% to $9,000,000 at June 30, 2002 from $10,000,000 at December 31, 2001.
Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $465,297, or 71.4% to $1,117,029 at June 30, 2002 from $651,732 at December 31, 2001. Other liabilities decreased $164,558, or 33.0% to $333,810 at June 30, 2002 from $498,368 at December 31, 2001.

         The Company's stockholders' equity increased by $376,364, or 3.1% to $12,573,675 at June 30, 2002 from $12,197,311 at December 31, 2001. The increase was the result of an increase in retained earnings of $304,850, or

4.3% to $7,364,399 at June 30, 2002 from $7,059,549 at December 31, 2001, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized gains or losses on investment securities available for sale, increased $20,174 to $17,704 at June 30, 2002 from $(2,470) at December 31, 2001. The Company paid its regular dividend of $.10 per share for the quarter ended June 30, 2002.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2002: Net income for the three month period ended June 30, 2002 increased $21,376 or 12.0% to $199,878 as compared to net income for the same period in 2001 of $178,502. The annualized return on average assets and annualized return on average equity were 0.64% and 6.39% respectively, for the three-month period ended June 30, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.58% and 6.06% respectively, for the same period in 2001.

         Net interest income, the Bank's primary source of income, increased 16.3%, or $186,495 for the three months ended June 30, 2002, over the same period in 2001. The weighted average yield on interest earning assets decreased from 8.20% for the three months ended June 30, 2001 to 7.34% for the three months ended June 30, 2002. The weighted average rate paid on interest bearing liabilities decreased from 4.33% for the three months ended June 30, 2001 to 3.15% for the three months ended June 30, 2002.

         Interest on loans receivable decreased by $179,424 or 8.2%, from $2,184,304 for the three months ended June 30, 2001 to $2,004,880 for the three months ended June 30, 2002. The decrease is attributable to a decrease in the average balance outstanding and the weighted-average yield. The average balance outstanding decreased by $1,914,514 from $102,082,166 for the three months ended June 30, 2001 to $100,167,652 for the three months ending June 30, 2002. The weighted-average yield decreased from 8.56% for the three months ended June 30, 2001 to 8.01% for the three months ended June 30, 2002.

         Interest on investment securities increased $29,912 or 34.5% from $86,751 for the three months ended June 30, 2001 to $116,663 for the three months ended June 30, 2002. The average outstanding balance increased $3,910,055 for the three months ended June 30, 2002 over the three months ended June 30, 2001. The weighted-average yield decreased from 5.28% for the three months ended June 30, 2001 to 3.97% for the three months ended June 30, 2002.

         Interest on other interest earning assets decreased $59,033, or 85.5% from $69,013 for the three months ended June 30, 2001 to $9,980 for the three months ended June 30, 2002. The effects of a $153,532 increase in the average outstanding balance for the three months ended June 30, 2002 over the three months ended June 30, 2001, were offset by an decrease in the weighted-average yield, from 5.34% for the three months ended June 30, 2001 to 0.98% for the three months ended June 30, 2002. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on deposits decreased $362,492 or 33.9% from $1,069,260 for the three months ended June 30, 2001 to $706,768 for the three months ended June 30, 2002. The average balance outstanding increased $512,932, or 0.5% from $100,414,435 for the three months ended June 30, 2001 to $100,927,367 for the three months ended June 30, 2002. The weighted-average rate paid on deposits decreased from 4.24% for the three months ended June 30, 2001 to 2.99% for the three months ended June 30, 2002. Interest expense paid on borrowings decreased $33,365, or 23.8% from $140,063 for the three months ended June 30, 2001 to $106,698 for the three months ended June 30, 2002. The average balance outstanding decreased $1,000,000 for the period noted above. The weighted average yield decreased from 5.60% for the three months ended June 30, 2001 to 4.74% for the three months ended June 30, 2002.

         Noninterest income increased 25.7%, up $29,304 for the three months ended June 30, 2002, over the same period in 2001. Checking account fees increased $4,206, or 6.3%. Commission income increased $11,744 or 91.7% from $12,806 for the three months ended June 30, 2001 to $24,550 for the three months ended June 30, 2002. The increase is attributable to increased brokerage and investment product sales through the Bank's service corporation, Cecil Financial Services. Other income increased $18,065 or 770.3% from $2,345 to $20,410 for the period noted.

         Noninterest expense increased 4.0%, up $37,061 for the three months ended June 30, 2002, over the same period in 2001. Compensation and benefits decreased 4.0% for the three months ended June 30, 2002 over the same period in 2001. Occupancy expense and Equipment and data processing expenses remained stable during the period. The SAIF deposit premium decreased $5,702 or 28.3% for the three months ended June 30, 2002 over the same period in 2001. Other expenses increased $58,392, or 25.8% to $284,990 for the three months ended June 30, 2002 from $226,598 for the three months ended June 30, 2001. This increase is a direct result of a charge of $48,798 for a loss pending to TriState Armored Services bankruptcy case. See Contingencies for further explanation.

         Income tax expense for the three-month period ended June 30, 2002 and 2001 was $109,720 and $115,856, respectively, which equates to effective rates of 35.4% and 39.4% respectively.

Six Months Ended June 30, 2002: Net income for the six-month period ended June 30, 2002 increased $55,787 or 14.9% to $429,611, compared to net income of $373,824 for the same period in 2001. The annualized return on average assets and annualized return on average equity were 0.69% and 6.92% respectively, for the six-month period ended June 30, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.61% and 6.41% respectively, for the same period in 2001.

         Net interest income, the Bank's primary source of income, increased 13.2% up $298,251 for the six months ended June 30, 2002, over the same period in 2001. The weighted-average yield on interest earning assets decreased from 8.36% for the six months ended June 30, 2001 to 7.29% for the six months ended June 30, 2002. The weighted average rate paid on interest bearing liabilities increased from 4.55% for the six months ended June 30, 2001 to 3.30% for the six months ended June 30, 2002.

         Interest on loans receivable decreased by $453,810 or 10.2%, from $4,448,778 for the six months ended June 30, 2001 to $3,994,968 for the six months ended June 30, 2002. The average balance outstanding decreased $1,961,620 or 1.9% from $102,585,327 to $100,623,707 for the period noted above. The weighted-average yield decreased from 8.67% for the six months ended June 30, 2001 to 7.94% for the six months ended June 30, 2002.

         Interest on investment securities increased $35,107 or 17.2% from $203,667 for the six months ended June 30, 2001 to $238,774 for the six months ended June 30, 2002. The average outstanding balance increased $5,216,778 for the six months ended June 30, 2002 from the six months ended June 30, 2001. The weighted-average yield decreased from 6.00% for the six months ended June 30, 2001 to 3.69% for the six months ended June 30, 2002. Interest on other interest earning assets decreased $78,040, or 80.3%, from $97,195 for the six months ended June 30, 2001 to $19,155 for the same period in 2001. The average outstanding balance decreased $199,462, or 6.4%, from $3,109,560 for the six months ended June 30, 2001 to $2,910,098 for the six months ended June 30, 2002. The weighted-average yield decreased from 4.43% for the six months ended June 30, 2001 to 1.32% for the six months ended June 30, 2002.

         Interest on deposits decreased $636,329, or 29.8% from $2,137,611 for the six months ended June 30, 2001 to $1,501,282 for the six months ended June 30, 2002. The average balance outstanding increased $2,077,349 for the period noted above. The weighted-average rate paid on deposits decreased from 4.32% for the six months ended June 30, 2001 to 3.16% for the six months ended June 30, 2002. Interest expense paid on borrowings decreased $162,368, or 43.0% from $377,230 for the six months ended June 30, 2001 to $214,862 for the six months ended June 30, 2002. The average balance outstanding decreased $1,260,311 or 11.8% from $10,691,250 for the six months ended June 30, 2001 to $9,430,939 for the six months ended June 30, 2002. The weighted average cost of funds decreased from 7.06% for the six months ended June 30, 2001 to 4.56% for the six months ended June 30, 2002.

         Noninterest income increased $93,616 or 35.1% to $360,542 for the six months ended June 30, 2002 from $266,926 for the same period in 2001. Checking account fees remained stable for the period noted above. Commission income decreased $6,083, or 17.8% for the six months ended June 30, 2002 over the same period in 2001. The decrease was the result of decreased sales of insurance and investments products. Other income increased $100,072 or 240.3% for the period noted. The increase was attributable to gains on the sale of real estate during the first quarter of the year.

         Noninterest expense increased $8,129 or 0.4% to $1,875,226 for the six-month period ended June 30, 2002 from $1,867,097 for the six months ended June 30, 2001. Compensation and benefits decreased 2.9% or $25,783 for the six months ended June 30, 2002 over the same period in 2001. Occupancy expense decreased $6,699 or 5.7% to $109,892 for the six months ended June 30, 2002 from $116,591 for the six months ended June 30, 2001. Equipment and data processing expenses remained stable for the six months ended June 30, 2002 over the same period in 2001. The SAIF deposit premium decreased $11,489 or 28.3% for the six months ended June 30, 2002 over the same period in 2001. Other expenses increased $48,590 or 10.4% for the six months ended June 30, 2002 over the same period in 2001. This increase is a direct result of a charge of $48,798 for a loss pending to TriState Armored Services bankruptcy case. See Contingencies for further explanation.

         Income tax expense for the six-month period ended June 30, 2002 and 2001 was $269,043 and $230,090, which equates to effective rates of 38.5% and 38.1% respectively.


Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates


                                                                      June 30,                   December 31.
                                                            ------------------------     --------------------------
                                                                       2002                         2001
                                                            ------------------------     --------------------------
                                                            Amount            %           Amount                %
                                                            ------          ------       ------              ------
                                                                             (Dollars in thousands)
Type of Loan
Real estate loans:
  Construction loans .....................................  $   6,281       6.23%            $  6,496       6.39%
  One- to four-family residential and home equity ........     65,619      65.11               69,347      68.17
  Multi-family residential................................      2,743       2.72                1,854       1.82
  Land....................................................      2,131       2.12                2,626       2.58
  Commercial..............................................      9,747       9.67                8,593       8.45

Commercial business loans.................................      6,956       6.90                5,831       5.73

Consumer loans:
  Automobile loans........................................      1,771       1.76                2,204       2.17
  Education loans.........................................         25       0.02                   30       0.03
  Savings account loans...................................        743       0.74                  759       0.75
  Personal loans..........................................      4,770       4.73                3,979       3.91
                                                            ---------      -----             --------      -----
      Subtotal loans......................................    100,786     100.00%             101,719     100.00%
                                                                          ======                          ======

Less: Loan loss reserve...................................        498                             326
                                                            ---------                        --------

     Total loans..........................................  $ 100,288                        $101,393
                                                             ========                        ========


Nonperforming Assets and Problem Loans
--------------------------------------

         Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are : (i) loans accounted for on a nonaccrual basis, including all loans 90 or more days past due; (ii) troubled debt restructurings; and (iii) assets acquired in settlement of loans. The following tables set forth certain information with respect to nonperforming assets at June 30, 2002:

                                                      June 30        December 31
                                                        2002             2001
                                                      -------          --------
                                                        (Dollars in thousands)
Nonperforming loans:
  Real Estate Mortgage                                   $  477         $  460
  Consumer and other                                         79            230
                                                        -------         ------
         Total Nonperforming Loans                          556            690
Assets acquired in settlement of loans:
  Real estate held for development and sale
  Real estate held for investment and sale
  Repossessed assets                                          9              0
                                                       --------         ------
Total Nonperforming Assets                              $   565        $   690
                                                       ========         ======

Nonperforming Loans to Total Loans                         0.55%          0.68%

Nonperforming Assets to Total Assets                       0.46%          0.54%


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank' employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During the first six months of 2002, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at June 30, 2002 was $498,000, (0.49% of total loans), an increase of $172,000
(52.8%) from the $326,000 allowance (0.32% of loans) at December 31, 2001. The allowance for loan losses has increased as a result of management's analysis of deteriorating economic conditions and the increase in commercial loans as a percentage of total loans. Annualized charge offs for the first six months of 2002 were 0.35% of average loans, up from the 0.28% of average loans recorded for the year 2001. Total nonperforming loans at June 30, 2002 were $556,000, down $134,000 (19.4%) from December 31, 2001. However, a significantly larger amount of nonperforming loans at June 30, 2002 consisted of real estate loans, which generally have the lowest loss rates. At June 30, 2002, nonperforming consumer and other loans, which generally have higher loss rates, were $79,000, down $151,000 (65.6%) from December 31, 2001. At June 30, 2002, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 65.11 % of the portfolio, compared to 68.17% at December 31, 2001. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first six months of 2002 was $352,000, up $289,000, or 458.7%, from the first six months of 2002.

A summary of activity in the allowance is shown below.


                                                   Six Months Ended  12 Months Ended
                                                     June 30, 002    December 31, 2001
                                                   ----------------  -----------------
                                                             (In thousands)

Balance at beginning of period.....................     $   326         $   419
                                                        -------         -------

Loans charged-off:
  Residential real estate mortgage loans...........          --              55
  Commercial.......................................          31              68
  Consumer.........................................         161             214
                                                        -------         -------
Total charge-offs..................................         192             337
                                                        -------         -------
Recoveries:
  Residential real estate mortgage loans...........          --              --
  Commercial.......................................          --              --
  Consumer.........................................          12              55
                                                        -------         -------
Total recoveries...................................          12              55
                                                        -------         -------
Net loans charged-off..............................         180             282
                                                        -------         -------
Provision for loan losses..........................         352             189
                                                        -------         -------
Balance at end of period...........................     $   498         $   326
                                                        =======         =======
Net charge-offs to average loans
  outstanding during the period (annualized).......        0.35%          0.28%
Allowance for loan losses to loans.................        0.49%          0.32%
Allowance for loan losses to nonperforming loans...       89.57%         47.25%


Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.


                                     Balance at                               Balance at
                                      June 30,             %                December 31,          %
                                        2002            Deposits                 2001         Deposits
                                      --------          --------               -------        --------
                                                              (Dollars in thousands)

Regular checking.................    $   6,541           6.49%               $  7,188           6.91%
NOW accounts.....................       10,253          10.17                   8,675           8.34
Passbook.........................       11,684          11.58                  10,798          10.38
Statement savings................        4,149           4.11                   3,870           3.72
Money market.....................        4,203           4.17                   3,875           3.72
Christmas and Vacation club......          225           0.22                      87           0.08
Certificates of Deposit..........       45,234          45.25                  51,789          49.78
IRA Certificates of Deposit......        9,335           9.25                   9,583           9.21
Money Market Certificates........        8,841           8.76                   8,170           7.86
                                     ---------        -------              ----------        -------
                                      $100,465         100.00%              $ 104,035         100.00%
                                     ==============  =========             ==========        =======


Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Office of Thrift Supervision ("OTS"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At June 30, 2002, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 12.28%, a tier 1 risk-based capital ratio of 8.59%, and a tangible capital ratio of 8.59%. As of June 30, 2002, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Savings Bank's regulators.


Contingencies
-------------

         In the normal course of business, the Company entered into an agreement with Tri-State Armored Services, Inc. for cash replenishment and settlement of off-site ATMs. Tri-State Armored Services, Inc filed for Bankruptcy protection on March 2, 2001. The assets of Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to Tri-State for the purpose of replenishing our off-site ATMs. Since that time, the Company intends has vigorously pursued recovery through appropriate channels. On July 15, 2002, the Bankruptcy Court approved the settlement agreement for the trustee to follow. The agreement provides that the Bank will receive $21,202 of its total loss of $70,000. The Bank has recognized the resulting loss of $48,798 this quarter, by a charge to other non-interest expense.

PART II. Other Information

         Item 1.  Legal Proceedings -
                              Not Applicable

         Item 2.  Changes in Securities -
                             Not Applicable

         Item 3.  Defaults Upon Senior Securities -
                              Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 15, 2002, at 9:00a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing three members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                                     Shares                             Shares
                                                      Voted               Shares          Not
                                                      "For"             "Withheld"       Voted
                                                   -----------          ----------      ------
To serve for a one-year term:
Howard B. Tome                                         385,066            44,033          205,456

To serve for a three-year term:
Donald F. Angert                                       427,561             1,538          205,456
Robert L. Johnson                                      418,456            10,643          205,456
Doris P. Scott                                         397,355            31,744          205,456

         Item 5.  Other Information -
                              Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -

                   Exhibits
                      99 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350


                     Reports on Form 8-K
                     No reports on Form 8-K were filed during the three months ended June 30, 2002

CECIL BANCORP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    CECIL BANCORP, INC.

Date:      August 12, 2002                 By: /s/  Mary Beyer Halsey
                                               ----------------------------
                                                    Mary Beyer Halsey
                                                    President and Chief
                                                      Executive Officer