Form 10QSB
period 2002-09-30
CECIL BANCORP INC
filed 2002-11-13
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________


                         Commission File Number 0-24926

                               CECIL BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                  Maryland                                     52-1883546
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification Number)


              127 North Street
              Elkton, Maryland                                    21921
   (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (410) 398-1650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                 [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                     639,718
                                     -------

                       CECIL BANCORP INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I     FINANCIAL INFORMATION

           ITEM 1        Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         September 30, 2002 and  December 31, 2001                          3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Nine and Three Months Ended September 30, 2002 and 2001    4

                         Consolidated Statements of Cash Flows
                         for Nine Months Ended September 30, 2002 and 2001                  6

                         Notes to Consolidated Financial Statements                         7

           ITEM 2        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                         9-16

            ITEM 3       Contro1s and Procedures                                           16

PART II. OTHER INFORMATION                                                                 17

SIGNATURES                                                                                 18

CERTIFICATIONS                                                                             19

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                               September 30,      December 31,
                                                                    2002              2001
                                                              ----------------   ----------------
                                                                (Unaudited)
ASSETS
Cash and due from banks                                         $   1,545,448    $   2,466,940
Interest bearing deposits with banks                                2,049,546        3,079,302
Investment securities:
   Securities held-to-maturity (fair value of $3,492,605
     in 2002 and $3,055,783 in 2001)                                3,492,346        3,049,364
   Securities available-for-sale at fair value                      9,257,009       10,767,803
Loans receivable                                                   99,924,680      101,719,306
   Less: Allowance for loan losses                                   (608,240)        (325,815)
                                                                -------------    -------------
       Loans receivable, net                                       99,316,440      101,393,491
Property and equipment - net                                        2,201,641        2,319,960
Stock in Federal Home Loan Bank of Atlanta - at cost                  955,000          955,000
Accrued interest receivable                                           533,715          655,019
Other intangible assets                                             2,032,351        2,254,261
Other assets                                                          462,805          556,901
                                                                -------------    -------------
       TOTAL ASSETS                                             $ 121,846,302    $ 127,498,041
                                                                =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                             $  99,246,672    $ 104,035,106
   Advance payments by borrowers for property
     taxes and insurance                                              350,108          651,732
   Employee stock ownership plan debt                                 115,524          115,524
   Other liabilities                                                  325,647          498,368
   Advances from Federal Home Loan Bank of Atlanta                  9,000,000       10,000,000
                                                                -------------    -------------
       Total liabilities                                          109,037,951      115,300,730
                                                                -------------    -------------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 639,718 shares in
     2002 and 633,108 in 2001                                           6,397            6,331
   Additional paid in capital                                       5,355,778        5,266,908
   Employee stock ownership plan debt                                (115,524)        (115,524)
   Deferred compensation - Management Recognition Plan                (17,483)         (17,483)
   Retained earnings                                                7,509,048        7,059,549
   Accumulated other comprehensive income, net                         70,135           (2,470)
                                                                -------------    -------------
       Total stockholders' equity                                  12,808,351       12,197,311
                                                                -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $ 121,846,302    $ 127,498,041
                                                                =============    =============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                    ----------------------------------          ---------------------------------
                                        2002                  2001                 2002                   2001
                                        ----                  ----                 ----                   ----
                                    (Unaudited)            (Unaudited)          (Unaudited)            (Unaudited)
INTEREST INCOME:
  Loans receivable                   $1,927,916            $2,143,989            $5,922,884            $6,592,767
  Investment securities                 118,510               146,225               357,284               378,195
  Dividends on FHLB stock                12,500                13,272                41,085                45,560
Other interest-earning assets             8,393                27,808                27,548                96,700
                                     ----------            ----------            ----------            ----------
      Total interest income           2,067,319             2,331,294             6,348,801             7,113,222
                                     ----------            ----------            ----------            ----------
INTEREST EXPENSE:
  Interest expense on deposits          658,378             1,052,296             2,159,661             3,189,907
  Borrowings                            110,270                97,150               325,132               474,380
                                     ----------            ----------            ----------            ----------
      Total interest expense            768,648             1,149,446             2,484,792             3,664,287
                                     ----------            ----------            ----------            ----------
      Net interest income             1,298,671             1,181,848             3,864,009             3,448,935
  Provision for loan losses             150,000                46,500               502,000               109,500
                                     ----------            ----------            ----------            ----------
      Net interest income after
         provision for loan losses    1,148,671             1,135,348             3,362,009             3,339,435
                                     ----------            ----------            ----------            ----------
NONINTEREST INCOME:
  Checking account fees                  74,344                70,627               213,638               214,601
  ATM  fees                              28,695                26,503                80,201                73,701
  Commission income                      10,546                18,132                38,566                52,235
  Other                                  24,709                11,971               166,431                53,622
                                     ----------            ----------            ----------            ----------
      Total noninterest income          138,294               127,233               498,835               394,159
                                     ----------            ----------            ----------            ----------
NONINTEREST EXPENSE:
  Compensation and benefits             459,708               429,503             1,313,597             1,309,175
  Occupancy                              55,901                60,714               165,792               177,305
  Equipment and data processing
      expense                           114,875               119,478               340,787               341,880
  SAIF deposit insurance premium         14,078                13,744                43,132                54,287
Amortization of other
       intangible assets                 70,392                70,392               211,175               211,175
  Other                                 230,660               242,011               746,356               709,117
                                     ----------            ----------            ----------            ----------
      Total noninterest expense         945,614               935,842             2,820,840             2,802,939
                                     ----------            ----------            ----------            ----------

INCOME BEFORE INCOME TAXES              341,351               326,739             1,040,005               930,655
                                     ----------            ----------            ----------            ----------
INCOME TAX EXPENSE                      133,958               122,932               403,001               353,022
                                     ----------            ----------            ----------            ----------
NET INCOME                           $  207,393            $  203,807            $  637,004            $  577,633
                                     ==========            ==========            ==========            ==========

(continued)

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                   (Continued)

                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                    ----------------------------------          ---------------------------------
                                        2002                  2001                 2002                   2001
                                        ----                  ----                 ----                   ----
                                    (Unaudited)            (Unaudited)          (Unaudited)            (Unaudited)
NET INCOME                            $207,393               $203,807               $637,004               $577,633

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes             52,430                 34,401                 70,134                 87,287
                                      --------               --------               --------               --------
TOTAL COMPREHENSIVE INCOME            $259,823               $238,208               $707,138               $664,920
                                      ========               ========               ========               ========

Earnings per common share basis       $   0.33               $   0.33               $   1.02               $   0.94
                                      ========               ========               ========               ========

Earnings per common share - diluted   $   0.33               $   0.32               $   1.01               $   0.93
                                      ========               ========               ========               ========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                      2002                 2001
                                                                      ----                 ----
                                                                   (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                    $   637,004    $   577,634
     Depreciation and amortization                                     406,061        313,264
     Provision for loan losses                                         502,000        109,500
     Reinvested dividends                                             (100,321)       (95,924)
Distribution from MRP Trust                                                 --         53,788
     Net change in:
       Accrued interest receivable and other assets                    178,103         77,128
       Other liabilities                                              (172,721)      (182,768)
                                                                   -----------    -----------
              Net cash provided by operating activities              1,449,738        857,151
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale            (7,535,731)    (8,250,000)
   Purchases of investment securities held to maturity              (5,972,557)            --
   Proceeds from maturities, calls and principal payments of
     investment securities available-for-sale                        9,153,983      4,647,585
   Proceed for maturities, calls and principal payments of
     investment securities held to maturity                          5,500,000             --
   Purchase of stock in Federal Home Loan Bank                              --        (50,000)
   Net decrease (increase) in loans                                  1,502,619     (1,038,423)
   Proceeds from sales of real estate owned                            172,753        254,994
   Purchases of property and equipment - net                           (33,427)       (22,246)
                                                                   -----------    -----------
              Net cash provided by(used in) investing activities     2,787,640     (4,458,090)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                              (4,788,434)     8,984,507
   Decrease in advance payments by borrowers for
     property taxes and insurance                                     (301,624)      (195,897)
   Proceeds from issuance of common stock                               88,936        100,180
   Net decrease increase in short-term borrowings                   (1,000,000)    (3,250,000)
   Payments of cash dividends                                         (187,504)      (167,806)
   Funding of MRP Trust                                                     --             --
                                                                   -----------    -----------
              Net cash(used in) provided by financing activities    (6,188,626)     5,470,984
                                                                   -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,951,248)     1,870,045

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,546,242      3,880,606
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,594,994    $ 5,750,651
                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for income taxes                                      $   600,000    $   253,000
   Cash paid for interest                                            2,476,041      3,509,407

                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


1. GENERAL

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4. NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

         The Company's intangible assets at September 30, 2002 were classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's 1999 acquisition of two branch offices from another bank. At September 30, 2002, the carrying amount of this intangible was $2.0 million, net of accumulated amortization of $800,000, and was being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which was not superseded by SFAS No. 142.

         On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

         In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

         Existing unidentifiable assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

         Management is currently evaluating the provisions of SFAS No. 147 to determine if the Company's 1999 branch office acquisitions meet the definition of a business combination and expects to complete this evaluation before year-end 2002. Until the evaluation is complete, the Company will continue to amortize the intangible asset over ten years, subject to periodic review for impairment and its estimated useful life.

         In June 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

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

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

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

GENERAL

         CECIL BANCORP, INC. Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank"). The Company is a bank holding company subject to regulation by the Federal Reserve System.

         RECENT EVENTS. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank chartered under the laws of the State of Maryland and became a member of the Federal Reserve System.

         CECIL FEDERAL. Cecil Federal is a community-oriented financial institution, which commenced operations in 1959 as a Federal savings and loan association. . Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since 1959. Cecil Federal's deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the FDIC and it is a member of the FHLB of Atlanta.

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

         Cecil Federal's business strategy is to operate as an independent community-oriented commercial bank dedicated to residential mortgage lending, and, to a lesser extent, construction and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) emphasizing residential mortgage lending through the origination of adjustable-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status combined with moderate growth.

Asset/Liability Management
--------------------------

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. Since 1995, the Bank has, from time to time, originated fixed rate mortgages for sale in the secondary market. The Bank is currently originating loans for sale in the secondary market. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

         Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001
-----------------------------------------------------------------------------

         The Company's assets decreased by $5,651,739, or 4.4% to $121,846,302 at September 30, 2002 from $127,498,041 at December 31, 2001. Cash and due from banks decreased by $921,492 or 37.4% to $1,545,448 at September 30, 2002 from $2,466,940 at December 31, 2001. The loans receivable portfolio, net of the allowance for loan losses, decreased by $2,077,051 or 2.0% to $99,316,440 at September 30, 2002 from $101,393,491 at December 31, 2001 primarily due to the prepayment of existing loans. Interest-bearing cash decreased by $1,029,756 or 33.4% to $2,049,546 at September 30, 2002 from $3,079,302 at December 31, 2001.
Investment securities held to maturity increased $442,982, or 14.5%, to $3,492,346 at September 30, 2002 from $3,049,364 at December 31, 2001.
Investment securities held for sale decreased $1,510,794 or 14.0%, to $9,257,009 at September 30, 2002 from $10,767,803 at December 31, 2001. The Company's stock investment in Federal Home Loan Bank of Atlanta remained the same. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 5.25%. Other assets decreased $94,096 or 16.9% to $462,805 at September 30, 2002 from $556,901 at December 31, 2001.

         The Company's liabilities decreased $6,262,779, or 5.4% to $109,037,951 at September 30, 2002 from $115,300,730 at December 31, 2001. Savings deposits decreased $4,788,434, or 4.6% to $99,246,672 at September 30, 2002 from
$104,035,106 at December 31, 2001. During the nine months ended September 30, 2002, the Company's savings deposits decreased due to conservative pricing strategies on deposits. Advances from the Federal Home Loan Bank of Atlanta decreased by $1,000,000, or 10.0% to $9,000,000 at September 30, 2002 from
$10,000,000 at December 31, 2001. Escrow payments received in advance for the payment of taxes and insurance on loans receivable decreased $301,625, or 46.3% to $350,108 at September 30, 2002 from $651,732 at December 31, 2001 primarily due to the annual payment of taxes in July. Other liabilities decreased $172,721, or 34.7% to $325,647 at September 30, 2002 from $498,368 at December
31, 2001.

         The Company's stockholders' equity increased by $611,040, or 5.0% to $12,808,351 at September 30, 2002 from $12,197,311 at December 31, 2001. The increase was the result of an increase in retained earnings of $449,499, or 6.4% to $7,509,048 at September 30, 2002 from $7,059,549 at December 31, 2001, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized gains or losses on investment securities available for sale, increased $72,604 to $70,134 at September 30, 2002 from $(2,470) at December 31, 2001. The Company paid its regular dividend of $.10 per share for the quarter ended September 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002: Net income for the three month period ended September 30, 2002 increased $3,586 or 1.8% to $207,393 as compared to net income for the same period in 2001 of $203,807. The annualized return on average assets and annualized return on average equity were 0.67% and 6.51% respectively, for the three-month period ended September 30, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.64% and 6.81% respectively, for the same period in 2001.

         Net interest income, the Company's primary source of income, increased 9.9%, or $116,823 for the three months ended September 30, 2002, over the same period in 2001. The weighted average yield on interest earning assets decreased from 7.86% for the three months ended September 30, 2001 to 7.10% for the three months ended September 30, 2002. The weighted average rate paid on interest bearing liabilities decreased from 4.04% for the three months ended September 30, 2001 to 2.98% for the three months ended September 30, 2002.

         Interest on loans receivable decreased by $216,073 or 10.1%, from $2,143,989 for the three months ended September 30, 2001 to $1,927,916 for the three months ended September 30, 2002. The decrease is attributable to a decrease in the average balance outstanding and a decrease in the weighted-average yield. The average balance outstanding decreased by $3,169,628 from $102,829,672 for the three months ended September 30, 2001 to $99,660,044 for the three months ending September 30, 2002. The weighted-average yield decreased from 8.34% for the three months ended September 30, 2001 to 7.74% for the three months ended September 30, 2002.

         Interest on investment securities decreased $27,715 or 19.0% from $146,225 for the three months ended September 30, 2001 to $118,510 for the three months ended September 30, 2002. The average outstanding balance increased $3,203,263 from $10,302,372 for the three months ended September 30, 2001 to $13,505,635 for the three months ending September 30, 2002. The weighted-average yield decreased from 5.68% for the three months ended September 30, 2001 to 3.51% for the three months ended September 30, 2002.

         Interest on other interest earning assets decreased $19,415, or 69.8% from $27,808 for the three months ended September 30, 2001 to $8,393 for the three months ended September 30, 2002. The decrease was the result of a $1,465,853 decrease in the average outstanding balance for the three months ended September 30, 2002 over the three months ended September 30, 2001 and a decrease in the weighted-average yield, from 2.92% for the three months ended September 30, 2001 to 1.43% for the three months ended September 30, 2002. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on savings deposits decreased $393,918 or 37.4% from $1,052,296 for the three months ended September 30, 2001 to $658,378 for the three months ended September 30, 2002. The average balance outstanding decreased $3,485,101 for the period noted above. The weighted-average rate paid on deposits decreased from 4.38% for the three months ended September 30, 2001 to 2.79% for the three months ended September 30, 2002. Interest expense paid on borrowings increased $13,120, or 13.5% from $97,150 for the three months ended September 30, 2001 to $110,270 for the three months ended September 30, 2002. The average balance outstanding decreased $1,000,000 for the period noted above. The weighted average yield increased from 3.89% for the three months ended September 30, 2001 to 4.90% for the three months ended September 30, 2002.

         Noninterest income increased 8.7%, up $11,061 for the three months ended September 30, 2002, over the same period in 2001. ATM fees increased $2,192, or 8.3%. Checking account fees increased $3,717, or 5.3%. Commission income decreased $7,586 or 41.8% from $18,132 for the three months ended September 30, 2001 to $10,546 for the three months ended September 30, 2002. The decrease is attributable to decreased sales of insurance and investment products through the Bank's service corporation, Cecil Financial Services. Other income increased $12,738 or 106.4% from $11,971 for the three months ended September 30, 2001 to $24,709 for the three months ended September 30, 2002.

         Noninterest expense increased 1.0%, up $9,772 for the three months ended September 30, 2002, over the same period in 2001. Compensation and benefits increased $30,205, or 7.0% for the three months ended September 30, 2002 over the same period in 2001. Occupancy expense decreased $4,813, or 7.9% to $55,901 for the three months ended September 30, 2002 from $60,714 for the three months ended September 30, 2001. Equipment and data processing expenses decreased $4,603, or 3.9% to $114,875 for the three months ended September 30, 2002 from $119,478 for the three months ended September 30, 2001. The SAIF deposit premium remained the same.

Other expenses decreased $11,351, or 4.7% to $230,660 for the three months ended September 30, 2002 from $242,011 for the three months ended September 30, 2001.

         Income tax expense for the three-month period ended September 30, 2002 and 2001 was $133,958 and $122,932, respectively, which equates to effective rates of 39.2% and 37.6% respectively.

Nine Months Ended September 30, 2002: Net income for the nine month period ended September 30, 2002 increased $59,371 or 10.3% to $637,004, compared to net income of $577,633 for the same period in 2001. The annualized return on average assets and annualized return on average equity were 0.69% and 6.78% respectively, for the nine month period ended September 30, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.62% and 6.54% respectively, for the same period in 2001.

         Net interest income, the Company's primary source of income, increased 12.0% up $415,074 for the nine months ended September 30, 2002, over the same period in 2001. The weighted-average yield on interest earning assets decreased from 8.30% for the nine months ended September 30, 2001 to 7.21% for the nine months ended September 30, 2002. The weighted average rate paid on interest bearing liabilities decreased from 4.69% for the nine months ended September 30, 2001 to 3.19% for the nine months ended September 30, 2002.

         Interest on loans receivable decreased by $669,883 or 10.2%, from $6,592,767 for the nine months ended September 30, 2001 to $5,922,884 for the nine months ended September 30, 2002. The average balance outstanding decreased $2,364,289 from $102,666,775 for the nine months ended September 30, 2001 to $100,302,486 for the nine months ended September 30, 2002. The weighted-average yield decreased from 8.56% for the nine months ended September 30, 2001 to 7.87% for the nine months ended September 30, 2002.

         Interest on investment securities decreased $20,911 or 5.5% from $378,195 for the nine months ended September 30, 2001 to $357,284 for the nine months ended September 30, 2002. The average outstanding balance increased $5,839,628 for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The weighted-average yield decreased from 6.84% for the nine months ended September 30, 2001 to 3.60% for the nine months ended September 30, 2002.

         Interest on other interest earning assets decreased $69,152, or 71.5%, from $96,700 for the nine months ended September 30, 2001 to $27,548 for the same period in 2001. The weighted-average yield decreased from 3.85% for the nine months ended September 30, 2001 to 1.25% for the nine months ended September 30, 2002. The average outstanding balance decreased $394,807 from $3,344,665 for the nine months ended September 30, 2001 to $2,949,858 for the nine months ended September 30, 2002.

         Interest on savings deposits decreased $1,030,246, or 32.3% from $3,189,907 for the nine months ended September 30, 2001 to $2,159,661 for the nine months ended September 30, 2002. The average balance outstanding increased $223,199, or 0.2%, from $100,471,866 for the nine months ended September 30, 2001 to $100,695,065 for the nine months ended September 30, 2002. The weighted-average rate paid decreased from 4.54% for the nine months ended September 30, 2001 to 3.04% for the nine months ended September 30, 2002. Interest expense paid on borrowings decreased $149,248, or 31.5% from $474,380 for the nine months ended September 30, 2001 to $325,132 for the nine months ended September 30, 2002. Decreases are attributable to decreases in the weighted average cost of funds from 5.99% for the nine months ended September 30, 2001 to 4.67% for the nine months ended September 30, 2002. The average balance outstanding decreased $1,263,401 or 12.0% from $10,552,778 for the nine months ended September 30, 2001 to $9,289,377 for the nine months ended September 30, 2002.

         Noninterest income increased $104,676 or 26.6% from $394,159 for the nine months ended September 30, 2001 to $498,835 for the same period in 2002. ATM fees increased $6,500, or 8.8% from $73,701 for the nine months ended September 30, 2001 to $80,201 for the same period in 2002. Checking account fees remained stable for the nine months ended September 30, 2002 over the same period in 2001. Commission income decreased $13,669, or 26.2% from $52,235 for the nine months ended September 30, 2001 to $38,566 for the same period in 2002. The decrease was the result of decreased sales of insurance and investments products. Other income increased $112,809 or 210.4% from $53,622 for the nine months ended September 30, 2001 to $166,431 for the same period in 2002. The increase was attributable to gains on the sale of real estate during the first quarter of the year.

         Noninterest expense increased $17,901 or 0.6% to $2,820,840 for the nine month period ended September 30, 2002 from $2,802,939 for the nine months ended September 30, 2001. Compensation and benefits remained stable for the nine months ended September 30, 2002 over the same period in 2001. Occupancy expense decreased $11,513 or 6.5% to $165,792 for the nine months ended September 30, 2002 from $177,305 for the nine months ended September 30, 2001. Equipment and data processing expenses remained stable for the nine months ended September 30, 2002 over the same period in 2001. The SAIF deposit premium decreased $11,155 or 20.5% for the nine months ended September 30, 2002 over the same period in 2001. Other expenses increased $37,239 or 5.3% for the nine months ended September 30, 2002 over the same period in 2001. This increase is a direct result of a charge of $48,798 for a loss pending to TriState Armored Services bankruptcy case. See Contingencies for further explanation.

         Income tax expense for the nine month period ended September 30, 2002 and 2001 was $403,001 and $353,022, which equates to effective rates of 38.8% and 37.9% respectively.

Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates

                                                         September 30,             December 31,
                                                             2002                      2001
                                                    --------------------      ---------------------
                                                      Amount         %         Amount           %
                                                    ---------      -----      --------       ------
                                                                  (Dollars in thousands)
Type of Loan
 -----------
Real estate loans:
  Construction loans ............................   $  5,344        5.35%    $  6,496             6.39%
  One- to four-family residential and home equity     64,661       64.71       69,347            68.17
  Multi-family residential ......................      2,729        2.73        1,854             1.82
  Land ..........................................      2,020        2.02        2,626             2.58
  Commercial ....................................     10,361       10.37        8,593             8.45

Commercial business loans .......................      7,674        7.68        5,831             5.73

Consumer loans:
  Automobile loans ..............................      1,605        1.61        2,204             2.17
  Education loans ...............................         26        0.02           30             0.03
  Savings account loans .........................        917        0.92          759             0.75
  Personal loans ................................      4,587        4.59        3,979             3.91

      Subtotal loans ............................     99,924      100.00%     101,719           100.00%
                                                                  ======                        ======

Less: Allowance for loan losses .................        608                                      326

     Total loans ................................   $ 99,316              $   101,393
                                                    ========              ===========


Nonperforming Assets and Problem Loans
--------------------------------------

         Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets are : (i) loans accounted for on a nonaccrual basis, including all loans 90 or more days past due; (ii) troubled debt restructurings; and (iii) assets acquired in settlement of loans. The following tables set forth certain information with respect to nonperforming assets at September 30, 2002:

                                         September 30   December 31
                                             2002           2001
                                             ----           ----
                                          (Dollars in thousands)
Nonperforming loans:
  Real Estate Mortgage                        $684          $460
  Consumer and other                            21           230
                                              ----          ----
         Total Nonperforming Loans             705           690
Assets acquired in settlement of loans:
  Real estate held for development and sale
  Real estate held for investment and sale
  Repossessed assets                             0             0
                                              ----          ----
Total Nonperforming Assets                    $705          $690
                                              ====          ====

Nonperforming Loans to Total Loans            0.71%         0.68%

Nonperforming Assets to Total Assets          0.58%         0.54%


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank' employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During the first nine months of 2002, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at September 30, 2002 was $608,000, (0.61% of total loans), an increase of $282,000 (86.5%) from the $326,000 allowance (0.32% of loans) at December 31, 2001. The allowance for loan losses has increased as a result of management's analysis of deteriorating economic conditions and the increase in commercial loans as a percentage of total loans. Annualized charge offs for the first nine months of 2002 were 0.33% of average loans, up from the 0.28% of average loans recorded for the year 2001. Total nonperforming loans at September 30, 2002 were $705,000, up $15,000 (2.2%) from December 31, 2001. However, a significantly larger amount of nonperforming loans at September 30, 2002 consisted of real estate loans, which generally have the lowest loss rates. At September 30, 2002, nonperforming consumer and other loans, which generally have higher loss rates, were $21,000, down $210,000 (90.9%) from December 31, 2001. At September 30,
2002, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 64.71% of the portfolio, compared to 68.17% at December 31, 2001. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first nine months of 2002 was $502,000, up $392,000, or 356.4%, from the first nine months of 2002.

A summary of activity in the allowance is shown below.

                                             Nine Months Ended   12 Months Ended
                                               September 30,        December 31,
                                                   2002                2001
                                             -----------------    -------------
                                             (In thousands)
Balance at beginning of period ..................  $326                $419
                                                   ----                ----
Loans charged-off:
  Residential real estate mortgage loans ........    --                  55
  Commercial ....................................    31                  68
  Consumer ......................................   217                 214
                                                   ----                ----
Total charge-offs ...............................   248                 337
                                                   ----                ----
Recoveries:
  Residential real estate mortgage loans ........    --                  --
  Commercial ....................................    --                  --
  Consumer ......................................    28                  55
                                                   ----                ----
Total recoveries ................................    28                  55
                                                   ----                ----
Net loans charged-off ...........................   220                 282
                                                   ----                ----
Provision for loan losses .......................   502                 189
                                                   ----                ----
Balance at end of period ........................  $608                $326
                                                   ====                ====
Net charge-offs to average loans
  outstanding during the period (annualized) ....  0.29%               0.28%
Allowance for loan losses to loans ..............  0.61%               0.32%
Allowance for loan losses to nonperforming loans. 86.24%              47.25%

Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                             Balance at                Balance at
                            September 30,      %       December 31,       %
                                2002        Deposits       2001        Deposits
                            -------------   --------   ------------    --------
                                           (Dollars in thousands)

Regular checking ..........   $  5,908         5.95%    $  7,188         6.91%
NOW accounts ..............      9,730         9.80        8,675         8.34
Passbook ..................     11,345        11.43       10,798        10.38
Statement savings .........      4,216         4.25        3,870         3.72
Money market ..............      4,387         4.42        3,875         3.72
Christmas and Vacation club        298         0.30           87         0.08
Certificates of Deposit ...     45,419        45.76       51,789        49.78
IRA Certificates of Deposit      9,146         9.22        9,583         9.21
Money Market Certificates .      8,798         8.87        8,170         7.86
                              --------       ------     --------       ------
                              $ 99,247       100.00%    $104,035       100.00%
                              ========       ======     ========       ======

Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Office of Thrift Supervision ("OTS"), which until October 1, 2002 was the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At September 30, 2002, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 13.04%, a tier 1 risk-based capital ratio of 8.97%, and a tangible capital ratio of 8.97%. As of September 30, 2002, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators.

Contingencies
-------------

         In the normal course of business, the Company entered into an agreement with Tri-State Armored Services, Inc. for cash replenishment and settlement of off-site ATMs. Tri-State Armored Services, Inc filed for Bankruptcy protection on March 2, 2001. The assets of Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to Tri-State for the purpose of replenishing our off-site ATMs. Since that time, the Company has vigorously pursued recovery through appropriate channels. On July 15, 2002, the Bankruptcy Court approved the settlement agreement for the trustee to follow. The agreement provides that the Bank will receive $21,202 of its total loss of $70,000. The Bank has recognized the resulting loss of $48,798 in the second quarter, by a charge to other non-interest expense. As of September 30, 2002, the Bank has recovered $10,870 from the Bankruptcy Trustee.

                         ITEM 3. CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

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

         Item 2.  Changes in Securities -
                     Not Applicable

         Item 3.  Defaults Upon Senior Securities -
                     Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                     Not Applicable

         Item 5.  Other Information -
                     Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -
                     No reports on Form 8-K were filed during the three months ended September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         CECIL BANCORP, INC.

Date:      November 12, 2002             By: /s/  Mary Beyer Halsey
                                         Mary Beyer Halsey
                                         President and Chief Executive Officer

                                 CERTIFICATIONS

     I, Mary B. Halsey, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cecil Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 12, 2002                   /s/ Mary B. Halsey
                                              ------------------
                                              Mary B. Halsey
                                              President, Chief Executive Officer
                                              (Principal Executive Officer and
                                              Principal Financial Officer)