Form 10KSB
period 2002-12-31
CECIL BANCORP INC
filed 2003-03-31
CIK 926865

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

Commission File Number 0-24926

CECIL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1883546 (I.R.S. Employer Identification No.)
127 North Street, Elkton, Maryland (Address of principal executive office)	21921-5547 (Zip Code)

Registrant's telephone number, including area code: (301) 398-1650.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☒

        State issuer's revenues for its most recent fiscal year: $9,075,807

        As of March 21, 2003, the registrant had 799,448 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $8,975,275 based on the closing sale price of $20.90 per share of the Registrant's Common Stock on March 21, 2003. For purposes of this calculation, it is assumed that the 370,000 shares held by directors and officers of the Registrant, are shares held by affiliates.

        Documents Incorporated by Reference: NA

        Transitional small business disclosure format (check one): Yes ☐    No ☒

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

        Cecil Bancorp, Inc. ("Cecil Bancorp" or the "Company") makes forward-looking statements in this Form 10-KSB that are subject to risks and uncertainties. These forward-looking statements include:

  •
  Statements of goals, intentions, and expectations;

  •
  Estimates of risks and of future costs and benefits;

  •
  Assessments of loan quality and of probable loan losses; and

  •
  Statements of Cecil Bancorp's ability to achieve financial and other goals.

        These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:

  •
  Management's estimates and projections of future interest rates and other economic conditions;

  •
  Future laws and regulations; and

  •
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

        Cecil Federal offers a full range of brokerage and investment services through a relationship with UVEST Investment Services.

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

        The Company and the Bank are subject to supervision and regulation by the Federal Reserve System. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. The Bank is a member of the Federal Home Loan Bank System and is an Equal Housing Lender.

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

        Bank Holding Company Regulation.    The Company is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, The Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. The Company is also subject to regular examination by the Federal Reserve.

        Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

        Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

        The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

        The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of the Company are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations. In general, bank holding companies that qualify as financial holding companies under federal law may engage in an expanded list of non-bank activities some of which are subject to regulation and oversight by regulators other than the Federal Reserve.

        The Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

        The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

        The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

        Bank Regulation.    The Bank became a Maryland chartered bank on October 1, 2002. The Bank is a member of the Federal Reserve System and is subject to supervision by Federal Reserve and the State of Maryland. Deposits of the Bank are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

        The Federal Reserve regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the federal deposit insurance funds. In addition, the Bank is required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

        The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements." Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company. See "Note 11-Stockholders' Equity," of the Notes to the Consolidated Financial Statements.

        The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to Bancorp and its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases, or otherwise. Such transfers by the Bank to Bancorp or any of Bancorp's non-banking subsidiaries are limited in amount to 10% of the Bank's capital and surplus and, with respect to Bancorp and all such non-banking subsidiaries, to an aggregate of 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

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

        Under Federal Reserve regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

        The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups—well-capitalized, adequately capitalized, or undercapitalized—based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2002. Deposit insurance rates may be increased during 2002 or later years.

        Regulatory Capital Requirements.    The Federal Reserve has established guidelines for maintenance of appropriate levels of capital by bank holding companies and member banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

        The regulations of the Federal Reserve require bank holding companies with assets of $150 million or more and member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The Company had assets of less than $150 million during 2002, and was not subject to the holding company risk- based capital rules. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

        In general, the risk-based capital rules of the Federal Reserve requires bank holding companies with assets of $150 million or more and member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The Company had assets of less than $150 million during 2002, and was not subject to the holding company risk- based capital rules. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

        The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

        The risk-based capital regulations require all commercial banks to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for credit losses that may be included in capital to 1.25% of total risk-weighted assets.

        The federal bank regulatory agencies have established a joint policy regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the Federal Reserve's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The Federal Reserve has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The Federal Reserve may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

        Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2000, and was not required to maintain such supplemental capital.

        The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2001, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

        For additional information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see Note 11. "Regulatory Matters." To the consolidated financial statements.

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

        Supervision and Regulation of Mortgage Banking Operations.    The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

        The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than that holding company's home state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The State of Maryland allows out-of-state financial institutions to establish branches in Maryland, subject to certain limitations.

Markets

        The Company's primary market area comprises Cecil and Harford Counties in northeastern Maryland.

        Cecil Federal's home office and one branch are in Elkton, Maryland, and an additional Cecil County branch is located in North East Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states—Maryland, Delaware, Pennsylvania and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Major employers in Cecil County are Perry Point Veterans Hospital, medical services; W. L. Gore & Associates, GORE-TEX fabric products; Union Hospital, medical services; Thiokol Corporation; Blue Chip Products, automotive products; Terumo Medical, medical products; as well as State, County and Local Governments.

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

        During the year ended December 31, 2002, Cecil Federal originated $18.9 million in adjustable-rate mortgage loans and $11.7 million in fixed-rate mortgage loans. Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. Cecil Federal offers home equity lines of credit which are secured by a junior lien on residential real estate. Customers are approved for a line of credit which provides for an interest rate which varies monthly and customers pay 2% of the balance per month.

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

        Land Loans.    Cecil Federal also, from time to time, originates loans secured by raw land. Land loans originated to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans originated to developers have terms of up to three years. All land loans have a loan-to-value ratio not exceeding 75%. Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers, experienced in the development and sale of raw land. Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. Cecil Federal also limits construction lending and loans on raw land to its market area, with which management is familiar.

        Multi-Family and Commercial Real Estate Lending.    Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Cecil Federal seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans and restricting such loans to its primary market area. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings and retail establishments which are located in Cecil Federal's primary market area. Multi-family and commercial real estate loans generally have terms of 20 years, are either tied to the prime rate or have interest rate adjustments every one, three or five years, or amortize on the basis of a 30 year period and generally require a balloon payment after three years. Multi-family and commercial mortgages are generally made in amounts not exceeding 80% of the lesser of the appraised value or purchase price of the property. All of Cecil Federal's multi-family and commercial property loans require regular payments of principal and interest. The interest rates on commercial real estate loans are negotiated on a loan-by-loan basis.

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

        Cecil Federal's consumer loans consist of automobile loans, savings account loans, education loans, home improvement loans and other consumer loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio. Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. Cecil Federal makes savings account loans for up to 90% of the amount of the depositor's savings account balance. The maximum amount of the loan takes into consideration the amount of interest due. The term of the loan is either interest due monthly on demand, or a term loan not to exceed 5 years. The interest rate is 2% higher than the rate being paid on the savings account. Cecil Federal's education loans are made to existing deposit customers, in amounts of up to $10,000, and are paid out over four years, with $2,500 disbursed per year. Interest is payable annually until the student leaves school and amortization over an eight year period then begins. Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets (see discussion below).

        Loan Solicitation and Processing.    Cecil Federal's lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that Cecil Federal may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2002, Cecil Federal's loans-to-one borrower cannot exceed $1,732,200.

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

        Interest Rates and Loan Fees.    Interest rates charged by Cecil Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of

Governors of the Federal Reserve System (the "Federal Reserve"), and general supply of money in the economy. In addition to interest earned on loans, Cecil Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by Cecil Federal. Cecil Federal also receives servicing fees on the loan amount of the loans that it services. At December 31, 2002, Cecil Federal was servicing $9.3 million in loans for other financial institutions. For the years ended December 31, 2002 and 2001 Cecil Federal recognized gross servicing income of $26,000 and $37,000, respectively, and total loan fee income of $101,000 and $155,000, respectively.

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

        Cecil Federal has historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. At December 31, 2002, Cecil Federal had no mortgage derivative products that met the definition of high risk mortgage securities.

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

        Borrowings.    Savings deposits historically have been the primary source of funds for Cecil Federal's lending and investment activities and for its general business activities. Cecil Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically would be secured by Cecil Federal's stock in the FHLB and a portion of Cecil Federal's mortgage loans. Cecil Federal utilized advances from FHLB during the year. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Cecil Federal is required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

Competition

        The Company offers a wide range of lending and deposit services in its market area. In addition, the Company offers a full range of brokerage and investment services through its relationship with UVEST Investment Services. The Company experiences substantial competition both in attracting and retaining deposits, in making loans, and in providing investment, insurance, and other services. Management believes the Bank is able to compete effectively in its primary market area.

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

Employees

        As of January 31, 2003, the Company and the Bank employed 46 persons. None of The Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

ITEM 2. PROPERTIES

        Following are the locations of Cecil Federal at December 31, 2002. The Company has no other locations.

Popular Name	Location
Main Office	127 North Street, Elkton, MD 21922
*North East	108 North East Plaza, Elkton, MD 21901
*Big Elk Mall	108 Big Elk Mall, Elkton, MD 21921
Downtown Havre de Grace	303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace	1609 Pulaski Highway, Havre de Grace, MD 21078

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of 2002, through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Common shares of Cecil Bancorp are traded over the counter under the symbol CECB. Shareholders received quarterly cash dividends totaling $0.40 per share in both 2002 and 2001. The ratio of dividends per share to diluted net income per share was 25.48% in 2002, compared to 32.79% for 2001. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Shares issued under the dividend reinvestment plan totaled 4,011 in 2002 and 6,809 in 2001.

        The number of common shareholders of record was approximately 775 as of March 21, 2003, excluding shareholders who hold in nominee or "street name."

Quarterly Stock Information

	2002			2001
	Stock Price Range			Stock Price Range
Quarter			Per Share Dividend			Per Share Dividend
	Low(1)	High(1)		Low(1)	High(1)
1st	$17.50	$18.30	$.10	$17.00	$20.00	$.10
2nd	17.67	18.50	.10	16.70	19.50	.10
3rd	18.00	19.00	.10	16.70	19.75	.10
4th	18.00	19.00	.10	16.80	20.00	.10

Total			$.40			$.40

(1)
Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

        The following table presents disclosure regarding equity compensation plans in existence at December 31, 2002, consisting only of the stock option plan (expired but having outstanding options that may still be exercised) which was approved by shareholders (described further under the caption "Stock Option Plan" in Note 12 to the consolidated financial statements).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	17,528	$14.08	177
Equity compensation plans not approved by security holders	0	0	0

Total	17,528	$14.08	177

        The above table does not include shares issued under the Management Recognition Plan, for which no additional shares are available for issuance, or shares acquired by the Employee Stock Ownership Plan. See Note 12 to the consolidated financial statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's unaudited consolidated financial statements and the accompanying notes

Four Year Summary of Selected Financial Data

	2002	2001	2000	1999(2)
	(Dollars in thousands, except per share data)
RESULTS OF OPERATIONS:
Interest Income	$8,385	$9,336	$9,363	$7,775
Interest Expense	3,190	4,729	4,875	3,994

Net Interest Income	5,195	4,607	4,488	3,781
Provision for Loan Losses	568	190	305	125

Net Interest Income after Provision for Loan Losses	4,626	4,417	4,183	3,656
Noninterest Income	691	588	573	417
Noninterest Expenses	3,709	3,773	3,570	2,928

Income before Income Taxes	1,608	1,232	1,186	1,145
Income Tax Expense	613	471	467	475

Net Income	$995	$761	$719	$670

PER SHARE DATA:
Basic Net Income Per Share	$1.59	$1.24	$1.20	$1.14
Diluted Net Income Per Share	1.57	1.22	1.18	1.12
Dividends Declared	.40	.40	.40	.40
Book Value (at year end)	20.59	19.27	18.37	17.39
Tangible Book Value (at year end)(1)	17.08	15.71	14.26	12.93
FINANCIAL CONDITION (at year end):
Assets	$123,120	$127,498	$121,961	$114,924
Deposits	99,831	104,035	95,913	101,218
Loans, net	101,571	101,393	102,582	92,099
Investment Securities	10,488	13,817	7,948	9,733
Stockholders' Equity	13,186	12,197	11,416	10,706
PERFORMANCE RATIOS (for the year):
Return on Average Assets	.81%	.61%	.59%	.63%
Return on Average Equity	7.86	6.41	6.48	6.40
Net Interest Margin	4.43	4.01	3.89	3.66
Efficiency Ratio(2)	63.02	72.63	70.54	69.75
Dividends Declared Per Share to Diluted Net Income Per Share	25.48	32.79	33.90	35.71
CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	10.25%	9.48%	9.09%	10.42%
Allowance for Loan Losses to Loans	.60	.32	.41	.47
Nonperforming Assets to Total Assets	.50	.54	.73	.95
Net Charge-offs to Average Loans	.28	.28	.31	.11

(1)
Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(2)
The Efficiency Ratio equals noninterest expenses as a percentage net interest income plus noninterest income. In this ratio, noninterest expenses for years prior to 2002 include amortization of the intangible asset related to the September 27, 1999, acquisition of two branch offices from an unaffiliated financial institution. See Note 2 to the consolidated financial statements.

Summary

        Cecil Bancorp, Inc. (the "Company") is the bank holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank. The Bank converted from a stock federal savings bank to a commercial bank chartered under the laws of the State of Maryland on October 1, 2002. The Bank is a member of the Federal Reserve System.

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

        Cecil Federal conducts its business through its main office in Elkton, Maryland, branches in Elkton and North East, Maryland, and through the Columbian Bank Division's main office and a branch office in Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank acts as leasing agent for the North East Plaza Branch. The Bank offers a full range of brokerage and investment services through a relationship with UVEST Investment Services. Cecil Federal's business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.

Consolidated Average Balances, Yields and Rates(1)

	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Loans	$100,324	$7,847	7.82%	$102,223	$8,626	8.44%
Investment securities	12,927	447	3.46	8,346	551	6.60
Other interest-earning assets	4,017	91	2.27	4,214	159	3.76

Total Earning Assets	117,268	8,385	7.15	114,783	9,336	8.13

Non-Interest earning assets	6,213			10,425

Total Assets	$123,481			$125,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$100,355	2,755	2.75	$101,495	$4,130	4.07%
FHLB advances	9,220	432	4.68	10,415	591	5.68
Advances from borrowers for taxes and insurance	678	4.59		788	8	1.02

Total Interest-Bearing Liabilities	110,253	3,191	2.90	112,698	4,729	4.20

Non-Interest bearing liabilities	571			645

Total liabilities	110,824			113,343
Stockholders' equity	12,657			11,865

Total Liabilities and Stockholders' Equity	$123,481			$125,208

Net Interest income		$5,194			$4,607

Interest Rate Spread			4.25			3.93%
Net Interest Margin			4.43			4.01
Ratio of average interest earning assets to average interest bearing liabilities			106.36			101.85

(1)
Average balances are based upon month-end balances, which are not believed to be materially different from daily averages.

(2)
Non-accrual loans are included in the average balances.

Results of Operations

2002 versus 2001

        Net income increased $233,447, or 30.7% to $994,522 for the year ended December 31, 2002, from $761,075 for the same period in 2001. The increase in net income is the result of a $587,532, or 12.7%, increase in net interest income due mainly to declining rates on interest bearing liabilities and growth in average investment securities; a $102,487, or 17.4%, increase in noninterest income, due mainly to a 100,321 gain on sale of other real estate owned and a $71,679 increase in gains on sale of loans, and a $64,812 decrease in noninterest expense, due mainly to the cessation of amortization of goodwill related to the 1999 branch acquisition; offset, in part, by a $379,167 increase in the provision for loan losses. Basic and diluted net income per share for 2002 were, $1.59 and 1.57, respectively, each up $0.35, or approximately 28%, over corresponding 2001 earnings per share amounts.

        The annualized return on average assets and annualized return on average equity were 0.81% and 7.86% respectively, for the year ended December 31, 2002. This compares to an annualized return on average assets and the annualized return on average equity of 0.61% and 6.41%, respectively for the same period in 2001.

        Net interest income, the Company's primary source of income, increased $587,532, or 12.8% to $5,194,333 for the year ended December 31, 2002, from $4,606,801 for the year ended December 31, 2001. The weighted average yield on all interest-earning assets decreased to 7.15% for the year ended December 31, 2002 from 8.13% for the year ended December 31, 2001. The weighted average rate paid on interest bearing liabilities decreased to 2.90% for the year ended December 31, 2002 from 4.20% for the year ended December 31, 2001. As a result, the net interest spread increased to 4.25% for 2002 from 3.93% for 2001. The net interest margin increased by 42 basis points to 4.43%, from 4.01%

        Interest and fees on loans receivable decreased by $779,021, or 9.0% to $7,847,240 for the year ended December 31, 2002 from $8,626,261 for the year ended December 31, 2001. The decrease is attributable to a decrease in the average yield and, to a lesser extent, and decrease in average balance outstanding. The weighted average yield decreased to 7.82% for the year ended December 31, 2002 from 8.44% for the year ended December 31, 2001. The average outstanding balance decreased $1,898,433, or 1.9%, to $100,324,343 for the year ended December 31, 2002 from $102,222,776 for the year ended December 31, 2001.

        Interest on investment securities decreased $104,342, or 18.9% to $446,644 for the year ended December 31, 2002 from $550,986 for the year ended December 31, 2001. The decrease is a result of a decrease in the weighted average yield offset in part by an increase in the average balance. The weighted average yield decreased to 3.46% for the year ended December 31, 2002 from 6.60% for the year ended December 31, 2001. The average outstanding balance increased $4,581,424, or 54.9%, to $12,927,301 for the year ended December 31, 2002 from $8,345,877 for the year ended December 31, 2001. Dividends on Federal Home Loan and Federal Reserve Bank stock decreased $6,338, or 10.3% to $55,470 for the year ended December 31, 2002 from $61,808 for the year ended December 31, 2001 as a result of a decrease in the weighted average yield offset in part by an increase in the average balance outstanding.

        Interest on other earning assets decreased $61,215, or 63.3% to $35,481 for the year ended December 31, 2002 from $96,696 for the year ended December 31, 2001 as a result of a decrease in the weighted average yield and the average balance outstanding. The average outstanding balance decreased $235,205, or 7.2%, from $3,270,993 for the year ended December 31, 2001 to $3,035,788 for the year ended December 31, 2002. The weighted average yield decreased from 2.96% for the year ended December 31, 2001 to 1.17% for the year ended December 31, 2002. Other earning assets primarily are short-term liquidity accounts with variable rates.

        Interest paid on savings deposits decreased $1,378,966, or 33.3% to $2,758,612 for the year ended December 31, 2002 from $4,137,578 for the year ended December 31, 2001. The decrease was the result of a decrease in the average cost of funds, and, to a much smaller extent, to a decrease in the average balance. The weighted average rate decreased to 2.75% for the year ended December 31, 2002 from 4.07% for the year ended December 31, 2001. The average outstanding balance decreased $1,139,583, or 1.1%, to $100,355,145 for the year ended December 31, 2002 from $101,494,728 for the year ended December 31, 2001. Interest expense paid on borrowings decreased $159,482, or 27.0% to $431,890 for the year ended December 31, 2002 from $591,372 for the year ended December 31, 2001. The decrease was a result of decreases in the average cost of funds and the average balance outstanding. The average outstanding balance decreased $1,194,035, or 11.5%, to $9,220,548 for the year ended December 31, 2002 from $10,414,583 for the year ended December 31, 2001. The weighted average rate decreased to 4.68% for the year ended December 31, 2002 from 5.68% for the year ended December 31, 2001.

Effect of Volume and Rate Changes on Net Interest Income

	2002 vs. 2001			2001 vs. 2000
		Due to Change in Average:*			Due to Change in Average:*
	Increase Or (Decrease)			Increase or (Decrease)
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest income from earning assets:
Loans	$(779)	$(158)	$(621)	$98	$55	$43
Investment securities	(104)	225	(329)	36	(54)	90
Other interest-earning assets	(68)	(7)	(61)	(161)	(23)	(138)

Total Interest Income	(951)	198	(1,149)	(27)	(50)	23

Interest expense:
Interest-bearing deposits	(1,375)	(46)	(1,329)	(32)	182	(214)
FHLB advances	(159)	(63)	(96)	(114)	(104)	(10)
Advances from borrowers for taxes and insurance	(4)	(1)	(3)	0	(1)	1

Total Interest Expense	(1,538)	(101)	(1,437)	(146)	78	(224)

Net Interest Income	$587	$299	$288	$119	(99)	218

*
Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

        The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company makes provision for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management's reviews of probable losses inherent in the loan portfolio. See "Allowance for Loan Losses." The provision for loan losses increased $379,167, or 200.1% to $568,667 for the year ended December 31, 2002 from $189,500 for the year ended December 31, 2001 as a result of this analysis. (See "Allowance for Loan Losses.")

        Non-interest income increased $102,487, or 17.4% to $690,972 for the year ended December 31, 2002 from $588,485 for the year ended December 31, 2001. Checking account fees decreased $9,448 or 3.2% to $287,440 for the year ended December 31, 2002 from $296,888 for the year ended December 31, 2001. ATM fees increased $9,665 or 9.9% to $107,245 for the year ended December 31, 2002 from $97,580 for the year ended December 31, 2001. Gain on the sale of loans increased $71,679 or 100.0%. Gain on the sale of real estate increased $104,938 to $100,321 for the year ended December 31, 2002 from $(4,617) for the year ended December 31, 2001. Commission income on alternative investment products decreased $38,030, or 46.2% to $44,291 for the year ended December 31, 2002 from $82,321 for the year ended December 31, 2001. Other income decreased $36,317 or 31.2% to $79,996 for the year ended December 31, 2002 from $116,313 for the year ended December 31, 2001.

        Non-interest expense decreased $64,812, or 1.7% to $3,708,823 for the year ended December 31, 2002 from $3,773,635 for the year ended December 31, 2001. The Company experienced an increase in salaries and employee benefits of $96,808, or 5.4% to $1,897,891 for the year ended December 31, 2002 from $1,801,083 for the year ended December 31, 2001. The increase can be attributable to increased personnel and annual merit increases. Occupancy expense decreased $8,415, or 3.6% to $224,891 for the year ended December 31, 2002 from $233,306 for the year ended December 31, 2001. The Company's SAIF premium decreased $10,917, or 16.1% to $57,068 for the year ended December 31, 2002 as compared to $67,985 for the year ended December 31, 2001. Amortization of goodwill decreased $281,567, or 100.0% due to a change in the accounting for intangible assets. See Notes 2 and 6 to the consolidated financial statements for details of the accounting change. Other expenses increased $151,401, or 16.5% to $1,068,913 for the year ended December 31, 2002 from $917,512 for the year ended December 31, 2001. The increase is attributable to an increase in advertising and promotion expense, loan expense, stationery and office supplies, postage, meeting expense, and charitable contributions.

        Income tax expense for the year ended December 31, 2002 and December 31, 2001 was $613,293 and $471,076, respectively, which equates to effective rates of 38.1% and 38.2%, respectively.

2001 versus 2000

        Net income increased $41,762, or 5.8% to $761,075 for the year ended December 31, 2001, from $719,313 for the same period in 2000. The increase in net income is the direct result of a slight increase in interest income on loans along with decreases in interest expense on deposits and Federal Home Loan Bank advances. Basic and diluted net income per share were $1.24 and $1.22, respectively, each up $0.04, approximately 3%, from the corresponding 2000 earnings per share amounts. The annualized return on average assets and annualized return on average equity were 0.61% and 6.41% respectively, for the year ended December 31, 2001. This compares to an annualized return on average assets and the annualized return on average equity of 0.59% and 6.48%, respectively for the same period in 2000.

        Net interest income increased $119,056, or 2.7% to $4,606,801 for the year ended December 31, 2001, from $4,487,745 for the year ended December 31, 2000. The weighted average yield on all interest-earning assets increased to 8.13% for the year ended December 31, 2001 from 8.11% for the year ended December 31, 2000. The weighted average rate paid on interest bearing liabilities decreased to 4.20% for the year ended December 31, 2001 from 4.42% for the year ended December 31, 2000.

        Interest on loans receivable increased by $97,558, or 1.1% to $8,626,261 for the year ended December 31, 2001 from $8,528,703 for the year ended December 31, 2000. The increase is attributable to an increase in the average balance outstanding, and average yield. The average outstanding balance increased $652,318, or 0.6%, to $102,222,776 for the year ended December 31, 2001 from $101,570,458 for the year ended December 31, 2000. The weighted average yield increased to 8.44% for the year ended December 31, 2001 from 8.40% for the year ended December 31, 2000.

        Interest on investment securities increased $35,906, or 7.0% to $550,986 for the year ended December 31, 2001 from $515,080 for the year ended December 31, 2000. The increase is a result of a decrease in the average balance offset by an increase in the weighted average yield. The average outstanding balance decreased $911,982, or 9.9%, to $8,345,877 for the year ended December 31, 2001 from $9,257,859 for the year ended December 31, 2000. The weighted average yield increased to 6.60% for the year ended December 31, 2001 from 5.56% for the year ended December 31, 2000. Dividends on Federal Home Loan Bank stock decreased $718, or 1.1% to $61,808 for the year ended December 31, 2001 from $62,526 for the year ended December 31, 2000 as a result of an decrease in the weighted average yield offset by an increase in the average balance outstanding. Interest on other earning assets decreased $160,050, or 62.3% to $96,696 for the year ended December 31, 2001 from $256,746 for the year ended December 31, 2000 as a result of a decrease in the weighted average yield and the average balance outstanding. The average outstanding balance decreased $474,900, or 12.7%, to $3,270,993 for the year ended December 31, 2001 from $3,745,893 for the year ended December 31, 2000. The weighted average yield decreased to 2.96% for the year ended December 31, 2001 from 6.85% for the year ended December 31, 2000.

        Interest paid on savings deposits decreased $32,457, or 0.8% to $4,137,578 for the year ended December 31, 2001 from $4,170,035 for the year ended December 31, 2000. The increase was the result of an increase in the average balance outstanding offset by a decrease in the average cost of funds. The average outstanding balance increased $4,345,492, or 4.5%, to $101,494,728 for the year ended December 31, 2001 from $97,149,236 for the year ended December 31, 2000. The weighted average rate decreased from 4.28% for the year ended December 31, 2000 to 4.07% for the year ended December 31, 2001. Interest expense paid on borrowings decreased $113,903, or 16.2% to $591,372 for the year ended December 31, 2001 from $705,275 for the year ended December 31, 2000. The increase was a result of a decrease in the average cost of funds and the average balance outstanding. The average outstanding balance decreased $1,829,685, or 14.9%, from $12,244,268 for the year ended December 31, 2000 to $10,414,583 for the year ended December 31, 2001. The weighted average rate decreased to 5.68% for the year ended December 31, 2001 from 5.76% for the year ended December 31, 2000.

        The provision for loan losses decreased 115,500, or 37.9% to $189,500 for the year ended December 31, 2001 from $305,000 for the year ended December 31, 2000.

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

        Non-interest expense increased $204,067, or 5.7% to $3,773,635 for the year ended December 31, 2001 from $3,569,568 for the year ended December 31, 2000. The Company experienced an increase in salaries and employee benefits of $61,611, or 3.5% to $1,801,083 for the year ended December 31, 2001 from $1,739,472 for the year ended December 31, 2000. The increase can be attributable to increased personnel and annual merit increases. Occupancy expense increased $30,801, or 15.2% to $233,306 for the year ended December 31, 2001 from $202,505 for the year ended December 31, 2000. The Company's SAIF premium decreased $2,648, or 3.7% to $67,985 for the year ended December 31, 2001 as compared to $70,633 for the year ended December 31, 2000. Other expenses increased $90,470, or 10.9% to $917,512 for the year ended December 31, 2001 from $827,042 for the year ended December 31, 2000. The increase is attributable to an increase in advertising and promotion expense, loan expense, stationery and office supplies, postage, meeting expense, and charitable contributions.

        Income tax expense for the year ended December 31, 2001 and December 31, 2000 was $471,076 and $467,353, respectively, which equates to effective rates of 38.2% and 39.4%, respectively.

Comparison of Financial Condition.

2002 versus 2001

        The Company's assets decreased by $4,378,427, or 3.4% to $123,119,614 at December 31, 2002 from $127,498,041 at December 31, 2001, primarily due to a decrease in investments, liquidated to fund the decrease in savings deposits. The loans receivable portfolio, net of the allowance for loan losses, decreased by $177,384, or 0.2% to $101,570,875 at December 31, 2002 from $101,393,491 at December 31, 2001. Cash and interest-bearing deposits with banks decreased $1,021,283 or 18.4% to $4,524,959 at December 31, 2002 from $5,546,242 at December 31, 2001. The Company's investments held to maturity increased by $444,656, or 14.6% to $3,494,020 at December 31, 2002 from $3,049,364 at December 31, 2001. Investments available for sale decreased $3,773,417 or 35.0% to $6,994,386 at December 31, 2002 from $10,767,803 at December 31, 2001. Premises and equipment net of accumulated depreciation decreased by $117,454, or 5.1% to $2,202,506 at December 31, 2002 from $2,319,960 at December 31, 2001. The decrease was the result of the depreciation of the Bank's fixed assets. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock increased $117,850 or 12.3% to $1,072,850 at December 31, 2002 from $955,000 at December 31, 2001. Cecil Federal was required to make an initial investment upon acceptance as a Federal Reserve System member. Other assets decreased $65,571 or 11.8% to $491,330 at December 31, 2002 from $556,901 at December 31, 2001.

        The Company's liabilities decreased $5,367,423, or 4.7% to $109,933,307 at December 31, 2002 from $115,300,730 at December 31, 2001. Savings deposits decreased $4,203,695, or 4.0% to $99,831,411 at December 31, 2002 from $104,035,106 at December 31, 2001. Savings deposit runoff was due primarily to the conservative pricing philosophy of the Bank. Advances from the Federal Home Loan Bank of Atlanta decreased $1,000,000 or 10.0% to 9,000,000 at December 31, 2002 from $10,000,000 and at December 31, 2001. Other liabilities remained stable in comparison with the prior year.

        The Company's stockholders' equity increased by $988,996, or 8.1% to $13,186,307 at December 31, 2002 from $12,197,307 at December 31, 2001. The increase was primarily due to an increase in retained earnings of $744,194, or 10.5% primarily as a result of 2002 earnings, net of dividends. For the year ended December 31, 2002, the Company paid an annualized dividend of $.40 per share.

2001 versus 2000

        The Company's assets increased by $5,537,341, or 4.5% to $127,498,041 at December 31, 2001 from $121,960,700 at December 31, 2000. The Company increased assets by expanding investments available for sale. The loans receivable portfolio, net of the allowance for loan losses, decreased by $1,188,081, or 1.2% to $101,393,491 at December 31, 2001 from $102,581,572 at December 31, 2000. Cash and interest-bearing deposits with banks increased $1,665,636 or 42.9% to $5,546,242 at December 31, 2001 from $3,880,606 at December 31, 2000. The Company's investments held to maturity decreased by $2,285,925, or 42.8% to $3,049,364 at December 31, 2001 from $5,335,289 at December 31, 2000. Investments available for sale increased $8,154,921 or 312.1% to $10,767,803 at December 31, 2001 from $2,612,882 at December 31, 2000. Premises and equipment net of accumulated depreciation decreased by $181,971, or 7.3% to $2,319,960 at December 31, 2001 from $2,501,931 at December 31, 2000. The decrease was the result of the depreciation of the Bank's fixed assets. Federal Home Loan Bank stock increased $50,000 or 5.5% to $955,000 at December 31, 2001 from $905,000 at December 31, 2000.

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

Loans

        Cecil Federal's primary business is the origination of mortgage loans secured by single-family residential real estate located in Cecil and Harford Counties in Maryland. Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, loans for the construction or renovation of commercial property, home equity loans, land loans, and consumer loans including education loans, personal and commercial lines of credit, automobile loans, and loans secured by deposit accounts. Although total loans grew approximately $464 thousand or, less than 1%, during 2002, Cecil Federal's commercial real estate loans increased by $6.2 million, or 72.3%, and accounted for approximately 14% of the total portfolio, up from approximately 8% at year-end 2001, and commercial business loans increased by almost $4 million, or 67.8%, and accounted for approximately 10% of the portfolio, up form approximately 6% at year-end 2001. Multi-family residential, and savings account loans also increased during 2002, while other categories decreased. The following table shows the composition of the loan portfolio at December 31.

	2002		2001
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Real estate loans:
Construction loans	$5,871	5.75%	$6,496	6.39%
One- to four-family residential and home equity	61,026	59.72	69,347	68.17
Multi-family residential	2,559	2.50	1,854	1.82
Land	1,781	1.74	2,626	2.58
Commercial	14,803	14.49	8,593	8.45

Total real estate loans	86,040	84.20	88,916	87.41

Commercial business loans	9,783	9.57	5,831	5.73

Consumer loans:
Automobile loans	1,528	1.50	2,204	2.17
Education loans	18.02		30.03
Savings account loans	928.91		759.75
Personal loans	3,887	3.80	3,979	3.91

Total consumer loans	6,361	6.23	6,972	6.86

Gross loans	102,184	100.00%	101,719	100.00%

Less: Allowance for Loan Losses	(613)		(326)

Total loans	$101,571		$101,393

        The following table shows the remaining maturities of outstanding loans at December 31, 2002. Balances are not reduced for loans in process or discounts.

	At December 31, 2002 Remaining Maturities of Selected Credits in Years
	1 or Less	Over 1-5	Over 5	Total
	(Dollars in thousands)
Real estate:
Construction	$2,023	$2,394	$1,454	$5,871
Mortgage	3,902	4,229	65,368	73,499
Home equity and second mortgages	99	1,001	5,570	6,670
Commercial	7,196	1,022	1,565	9,783
Consumer	3,008	2,806	547	6,361

Total	$16,228	$11,452	$74,504	$102,184

Rate Terms:
Fixed	$7,839	$9,899	$23,987	$41,725
Variable or adjustable	8,389	1,553	50,517	60,459

Total	$16,228	$11,452	$74,504	$102,184

Allowance for Loan Losses

        The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the loan portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management also may establish and unallocated allowance based upon its evaluation of various conditions that are not directly measured in the formula and specific allowances. All of the allowance for loan losses was allocated at year-end 2002 and 2001. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During 2002, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance. Management determined that the appropriate allowance for loan losses at December 31, 2002 was $612,679, (0.60% of total loans), an increase of $286,864 from the $325,815 allowance (0.32% of loans) at December 31, 2001. Annual net charge offs were 0.28% of average loans in both 2002 and 2001. Total nonperforming loans at December 31, 2002 were $613,000, down $77,000 (11.16%) from year-end 2001. At December 31, 2002, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 59.72% of the portfolio, compared to 68.17% at December 31, 2001, while commercial business loans, which generally are assigned higher risk factors, comprise 9.57% of the portfolio, compared to 5.73% at December 31, 2001. The provision for loans losses required for 2002 was $568,667, up $379,167 from 2001. A summary of activity in the allowance is shown below.

	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$326	$419

Loans charged-off:
Residential real estate mortgage loans	0	55
Commercial	49	68
Consumer	271	214

Total charge-offs	320	337

Recoveries:
Residential real estate mortgage loans	—	—
Commercial	—	—
Consumer	38	55

Total recoveries	38	55

Net loans charged-off	282	282
Provision for loan losses	569	189

Balance at end of period	$613	$326

Net charge-offs to average loans outstanding during the period	.28%	.28%
Allowance for loan losses to loans	.60	.32
Allowance for loan losses to nonperforming loans	99.82	47.25

        The following table presents a two year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage or total loans in each category. The increase in the allowance for 2002 was primarily the result of larger reserves for commercial business loans, reflecting growth in that loan category, and for automobile and personal loans, primarily reflecting loss history and current economic conditions.

	2002		2001
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Construction loans	$—	5.75	$—	6.39%
One-to four-family residential and home equity	41	59.72	50	68.17
Multi-family residential	—	2.50	—	1.82
Land	—	1.74	—	2.58
Commercial	20	14.49	19	8.45

Total Real Estate Loans	61	84.20	69	87.41

Commercial business loans	123	9.57	55	5.73

Consumer loans:
Automobile loans	278	1.50	126	2.17
Education loans	—	.02	—	.03
Savings account loans	—	.91	—	.75
Personal loans	151	3.80	76	3.91

Total Consumer Loans	429	6.23	202	6.86

Total	$613	100.00%	$326	100.00%

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

	2002	2001
	(Dollars in thousands)
Nonaccrual loans(1)	$578	$460
Loans 90 days or more past due	35	230
Restructured loans	0	0

Total Nonperforming Loans(2)	613	690
Other real estate owned, net	0	0

Total Nonperforming Assets	$613	$690

Nonperforming loans to total loans	.60%	.68%
Nonperforming assets to total assets	.50	.54

(1)
Gross interest income that would have been recorded in 2002 if non-accrual loans and leases had been current and in accordance with their original terms was $71,600, while interest actually recorded on such loans was $41,900.

(2)
Performing loans considered potential problem loans, as defined and identified by management, amounted to $335,900 at December 31, 2002. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially impact future operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Investment Securities

        The composition of investment securities at December 31 are shown below.

	2002	2001
	(Dollars in thousands)
Available-for-Sale:(1)
Mutual Funds—Mortgage Securities	$4,948	$8,825
Mutual Funds—U.S. Government Securities	1,658	1,090
Mortgage-backed Securities	388	853

Total	6,994	10,768

Held-to-Maturity:
U.S. Government and Agency	3,494	3,049

Total Investment Securities (3)	$10,488	$13,817

(1)
At estimated fair value.

(2)
Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)
The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2002 or 2001

        Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2002 are presented below. All such securities are due within one year of December 31, 2002, with the exception of $376,619 which matures in over five years. All such available for sale securities are reported at fair value. Held to maturity securities appear in the table at amortized cost. Maturities are stated maturity adjusted for estimated calls.

	Amount	Weighted Average Yield
	(Dollars in thousands)
Available for Sale:
Mortgage-backed Securities	$5,336	4.70%
Mutual Funds-US Government Securities	1,658	3.37

Total	6,994	4.38

Held-to-Maturity:
U.S. Government and Agency	$3,494	1.38
Mortgage-backed Securities	—	—
Total	3,494	1.38

Total Investment Securities	$10,488	3.04

Deposits

        The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

	2002			2001
	Balance	Weighted Average Rate	% of Total	Weighted Average Balance	Rate	% of Deposits
	(Dollars in thousands)
NOW and Money Market Accounts	$22,619	1.22%	22.66	$12,484.97%		12.00%
Savings accounts	15,926	1.03	15.95	14,755	1.01	14.20
Term Certificates	55,101	3.33	55.19	69,916	4.80	67.20
Checking Accounts	6,185		6.20	6,880		6.60

Total Deposits	$99,831		100.00%	$104,035		100.00%

Borrowings

        Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following:

2002				2001
Amount	Maturity Date	Rate	Type	Amount	Maturity Date	Rate	Type
$6,000	2006	4.97%	Fixed	$1,000	2002	1.99%	Adjustable
3,000	2006	4.13	Fixed	6,000	2006	4.97	Fixed
				3,000	2006	4.13	Fixed

$9,000				$10,000

Interest Sensitivity

        The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest- earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity, and capital adequacy. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. Measurement and monitoring of liquidity, interest rate risk, and capital adequacy are performed centrally through the Asset/Liability Management Committee, and reported under guidelines established by management, the Board of Directors and regulators. Oversight of this process is provided by the Board of Directors.

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

        Cecil Federal also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2002, this analysis indicated that shock increases of 200 and 300 basis points and shock decreases of 100, 200, and 300 basis points would increase the market value of portfolio equity, while an interest rate shock of 100 basis points would decrease the market value of portfolio equity by 1.2%, (14.82% of assets). These regulatory models also provide an analysis of interest rate shock effects on net interest income, and indicate a maximum decrease of net interest income, based upon the Bank's December 31, 2002 asset/liability position, of 3.3% from a 300 basis point rate shock. Although the effects of 300 basis point decreases in rates shocks are calculated in these modes, management believes that such a decrease in general rates of that magnitude are down were not possible in the low rate environment prevailing at December 31, 2002.

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

        Cash and cash equivalents decreased $1.0 million during 2002. This decrease was the result of cash used by financing activities (primarily decreased deposits) of $5.4 million offset by $1.8 million in cash provided by operating activities and $2.5 million in cash provided by investing activities..

        During 2001, cash and cash equivalents increased $1.7 million as compared to the year ended December 31, 2000. The increase was the result of cash provided from financing activities (primarily increased deposits) of $4.8 million and operating activities of $1.6 million offset by $4.7 million in cash used in investing activities.

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

        The Company's time deposits of $100,000 or more represented 16.62% of total deposits at December 31, 2002, and are shown by maturity in the table below.

	Months to Maturity
	3 or less	Over 3 to 6	Over 6 to 12	Over 12	TOTAL
	(Dollars in thousands)
Time deposits—$100 thousand or more	$4,214	$3,674	$4,523	$4,176	$16,587

Capital

        Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At December 31, 2002, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 15.01%, a tier 1 risk-based capital ratio of 14.20%, and a tangible capital ratio of 8.99%. As of December 31, 2002, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators. See Note 11 "Regulatory Matters" in the notes to the consolidated financial statements.

RECENT DEVELOPMENT

        On March 4, 2003, The Board of Directors of Cecil Bancorp, Inc. announced the completion of a private placement of 158,735 shares of newly issued common stock, par value $0.01 per share, at a price per share of $15.80, for gross proceeds of $2,508,013.

ITEM 7. FINANCIAL STATEMENTS

CECIL BANCORP, INC. AND SUBSIDIARIES

REPORT ON AUDITS OF CONSOLIDATED
FINANCIAL STATEMENTS

FOR THE YEARS ENDED
DECEMBER 31, 2002 AND 2001

TABLE OF CONTENTS

Page
INDEPENDENT AUDITORS' REPORT	33
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	34
Statements of Income	35
Statements of Changes in Stockholders' Equity	36
Statements of Cash Flows	37
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	38 - 59

INDEPENDENT AUDITORS' REPORT

Audit Committee of the Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland

        We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of income and cash flows for the years then ended present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
January 31, 2003

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Cash and due from banks	$986,389	$2,466,940
Interest bearing deposits with banks	3,538,570	3,079,302
Investment securities:
Securities available-for-sale at fair value	6,994,386	10,767,803
Securities held-to-maturity (fair value of $3,491,406 in 2002 and $3,055,783 in 2001)	3,494,020	3,049,364
Loans	102,183,554	101,719,306
Less allowance for loan losses	(612,679)	(325,815)

Net loans	101,570,875	101,393,491

Premises and equipment—net	2,202,506	2,319,960
Restricted investment securities	1,072,850	955,000
Accrued interest receivable	524,892	655,019
Goodwill	2,182,144	2,182,144
Other intangible assets	61,652	72,117
Other assets	491,330	556,901

TOTAL ASSETS	$123,119,614	$127,498,041

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Savings deposits	$99,831,411	$104,035,106
Advance payments by borrowers for property taxes and insurance	544,961	651,732
Employee stock ownership plan debt	77,016	115,524
Other liabilities	479,919	498,368
Advances from Federal Home Loan Bank of Atlanta	9,000,000	10,000,000

Total liabilities	109,933,307	115,300,730

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 640,559 shares in 2002 and 633,108 shares in 2001	6,405	6,331
Additional paid in capital	5,427,154	5,266,908
Employee stock ownership plan ("ESOP") debt	(77,016)	(115,524)
Deferred compensation—Management Recognition Plan	(11,655)	(17,483)
Retained earnings	7,803,743	7,059,549
Accumulated other comprehensive income (loss), net	37,676	(2,470)

Total stockholders' equity	13,186,307	12,197,311

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,119,614	$127,498,041

See accompanying notes.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
INTEREST INCOME:
Interest and fees on loans	$7,847,240	$8,626,261
Interest on investment securities	446,644	550,986
Dividends on Federal Home Loan Bank of Atlanta stock	55,470	61,808
Other interest-earning assets	35,481	96,696

Total interest income	8,384,835	9,335,751

INTEREST EXPENSE:
Interest expense on deposits	2,758,612	4,137,578
Interest expense on Federal Home Loan Bank of Atlanta advances	431,890	591,372

Total interest expense	3,190,502	4,728,950

NET INTEREST INCOME	5,194,333	4,606,801
PROVISION FOR LOAN LOSSES	568,667	189,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,625,666	4,417,301

NONINTEREST INCOME:
Checking account fees	287,440	296,888
ATM fees	107,245	97,580
Commission income	44,291	82,321
Gain (loss) on sale of real estate owned	100,321	(4,617)
Gain on sale of loans	71,679	—
Other	79,996	116,313

Total noninterest income	690,972	588,485

NONINTEREST EXPENSE:
Salaries and employee benefits	1,897,891	1,801,083
Occupancy expense	224,891	233,306
Equipment and data processing expense	460,060	472,182
SAIF deposit insurance premium	57,068	67,985
Checking account expense	109,624	120,957
Professional fees	186,439	124,216
Stationery, printing and supplies	107,876	88,556
ATM expense	109,083	109,281
Goodwill amortization	—	281,567
Other	555,891	474,502

Total noninterest expense	3,708,823	3,773,635

INCOME BEFORE INCOME TAXES	1,607,815	1,232,151
INCOME TAX EXPENSE	613,293	471,076

NET INCOME	$994,522	$761,075

Basic net income per common share	$1.59	$1.24

Diluted net income per common share	$1.57	$1.22

See accompanying notes.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock	Additional Paid-in Capital	Employee Stock Ownership Plan	Deferred Compensation— Management Recognition Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCES AT JANUARY 1, 2001	$6,215	$5,046,082	$(154,032)	$(22,565)	$6,543,202	$(2,616)	$11,416,286
Comprehensive income:
Net income	—	—	—	—	761,075	—	761,075
Other comprehensive income, net of related income tax effect	—	—	—	—	—	146	146

Total comprehensive income	—	—	—	—	—	—	761,221
Cash dividends paid	—	—	—	—	(244,728)	—	(244,728)
Repayment of ESOP debt	—	—	38,508	—	—	—	38,508
Release of ESOP shares	—	38,508	—	—	—	—	38,508
Deferred compensation amortization	—	—	—	5,082	—	—	5,082
Stock purchased by dividend reinvestment plan	68	123,028	—	—	—	—	123,096
Stock options exercised	48	42,927	—	—	—	—	42,975
ESOP expense	—	16,363	—	—	—	—	16,363

BALANCES AT DECEMBER 31, 2001	6,331	5,266,908	(115,524)	(17,483)	7,059,549	(2,470)	12,197,311
Comprehensive income:
Net income	—	—	—	—	994,522	—	994,522
Other comprehensive income, net of related income tax effect	—	—	—	—	—	40,146	40,146

Total comprehensive income	—	—	—	—	—	—	1,034,668
Cash dividends paid	—	—	—	—	(250,328)	—	(250,328)
Repayment of ESOP debt	—	—	38,508	—	—	—	38,508
Release of ESOP shares	—	38,508	—	—	—	—	38,508
Deferred compensation amortization	—	—	—	5,828	—	—	5,828
Stock purchased by dividend reinvestment plan	40	73,829	—	—	—	—	73,869
Stock options exercised	34	30,627	—	—	—	—	30,661
ESOP expense	—	17,282	—	—	—	—	17,282

BALANCES AT DECEMBER 31, 2002	$6,405	$5,427,154	$(77,016)	$(11,655)	$7,803,743	$37,676	$13,186,307

See accompanying notes.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
OPERATING ACTIVITIES:
Net income	$994,522	$761,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,829	539,338
Provision for loan losses	568,667	189,500
Gain on sale of real estate owned	(100,321)	—
Gain on sale of loans	(71,679)	—
Deferred income taxes	(65,242)	(69,161)
Excess servicing rights	(37,384)	—
Distribution from management recognition plan trust	5,828	5,082
Originations of loans held for sale	(2,857,316)	—
Proceeds from loans held for sale	2,928,995	—
Net change in:
Accrued interest receivable and other assets	222,846	193,344
Other liabilities	(18,449)	(46,774)

Net cash provided by operating activities	1,840,296	1,572,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(11,858,820)	(9,005,041)
Purchase of investment securities held to maturity	(9,460,652)	(3,073,438)
Proceeds from maturities, calls and principal payments of investment securities available-for-sale	15,707,253	1,674,817
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	9,000,000	4,509,430
Purchase of stock in Federal Home Loan Bank of Atlanta	—	(50,000)
Purchase of stock in Federal Reserve Bank	(117,850)	—
Net (increase) decrease in loans	(823,549)	1,253,575
Proceeds from sales of foreclosed real estate	177,819	—
Purchases of premises and equipment—net	(85,306)	(33,923)

Net cash provided (used) by investing activities	2,538,895	(4,724,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(4,203,695)	8,121,719
ESOP expense	17,282	16,363
Decrease in advance payments by borrowers for property taxes and insurance	(106,771)	(30,121)
Proceeds from issuance of common stock	104,530	166,071
Net decrease in advances from Federal Home Loan Bank	(1,000,000)	(3,250,000)
Unearned ESOP compensation decrease	38,508	38,508
Payments of cash dividends	(250,328)	(244,728)

Net cash (used) provided by financing activities	(5,400,474)	4,817,812

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,021,283)	1,665,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,546,242	3,880,606

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,524,959	$5,546,242

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$760,516	$428,034

Cash paid for interest	$3,190,574	$4,730,159

Supplemental disclosure of noncash investing and financing activities:
Conversion of loans receivable to real estate owned	$77,498	$—

Sale of real estate owned:
Carrying value	$77,498	$254,994
Charge-off	—	(29,580)
Financed sale	—	(225,414)
Gain on sale	100,321	—

Cash received from sale	$177,819	$—

See accompanying notes.

CECIL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

1.    SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of Cecil Bancorp, Inc. (the "Corporation") and its wholly-owned subsidiary, Cecil Federal Bank (the "Bank"), together with its subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation, conform to accounting principles generally accepted in the United States of America and to general practice within the financial services industry.

        On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank chartered under the laws of the State of Maryland and became a member of the Federal Reserve System.

        Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2002. The following is a summary of the more significant accounting policies:

  Nature of Operations

        Through its subsidiary bank, the Corporation conducts full-service commercial banking. Services to individuals and businesses include accepting deposits, extending real estate and consumer and commercial loans and lines of credit. The Corporation operates in the two Maryland counties of Cecil and Harford, and has a concentration in loans secured by residential and commercial real estate.

  Policy for Consolidation

        The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Consolidation has resulted in the elimination of all significant intercompany balances and transactions. The financial statements of the Corporation (parent only) include its investment in the Bank under the equity method of accounting.

  Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Investments Available-for-Sale

        Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Corporation's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income.

  Investments Held-to-Maturity and Other Equity Securities

        Investments held-to-maturity are those securities which the Corporation has the ability and positive intent to hold until maturity. Securities so classified at time of purchase are recorded at cost. The carrying values of securities held-to-maturity are adjusted for premium amortization and discount accretion.

  Loans

        Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. The Corporation places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged off when they are three months past due.

        Loans are considered impaired when, based on current information; it is probable that the Corporation will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Corporation's impairment on such loans is measured by reference to the fair value of the collateral. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

  Allowance for Loan Losses

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

        The allowance formula is calculated by applying loss factors to corresponding categories of outstanding loans. Loss factors are based on the Corporation's historical loss experience. The use of these loss factors is intended to reduce the difference between estimated losses inherent in the portfolio and observed losses.

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

        The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, and management's judgment with respect to various other conditions including loan administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

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

  Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives range from three to seven years for furniture, fixtures and equipment and forty years for buildings. Leasehold improvements are amortized over the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.

  Real Estate Owned

        Real estate owned comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from sales, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

  Restricted Investment Securities

        Restricted investment securities consist of Federal Reserve Bank and Federal Home Loan Bank of Atlanta ("FHLB") stock which are required by law and are restricted as to marketability.

  Goodwill

        Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and is periodically tested for impairment.

  Mortgage Servicing Rights

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

        Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. The Corporation evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives discounted at the original discount rate.

  Income Taxes

        Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

  Advertising

        Advertising costs are expensed as incurred. Advertising expense was $53,416 and $47,439 for the years ended December 31, 2002 and 2001, respectively.

  Earnings Per Share

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

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

        SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Corporation's consolidated financial statements.

        In August 2002, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material impact on the Corporation's consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS No. 4 and SFAS No. 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in Accounting Principles Board ("APB") Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS No. 44 related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS No. 145 are not expected to have a material impact on results of operations, financial position, or liquidity.

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, which becomes effective for the Corporation beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Company for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

        On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, Business Combinations. If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provision of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

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

        Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of EITF Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

        Management believes the 1999 branch office acquisition meets the definition of a business combination and has discontinued amortizing the intangible, subject to periodic review for impairment.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Corporation will not adopt the fair value method of recording stock options under SFAS No. 123 and accordingly, this standard will not have a material impact on results of operations, financial position or liquidity.

3.    INVESTMENT SECURITIES

        Investment securities have been classified in the consolidated statements of financial position according to management's intent and ability to hold the investment to maturity.

        Investment securities at December 31, 2002 and 2001 are summarized as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mutual funds—mortgage securities	$4,928,050	$19,861	$—	$4,947,911
Mutual funds—U.S. Government securities	1,601,869	55,812	—	1,657,681
Mortgage-backed securities	390,662	—	1,868	388,794

	$6,920,581	$75,673	$1,868	$6,994,386

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Mutual funds—mortgage securities	$8,870,540	$14,002	$59,926	$8,824,616
Mutual funds—U.S. Government securities	1,050,149	39,713	—	1,089,862
Mortgage-backed securities	851,138	4,976	2,789	853,325

	$10,771,827	$58,691	$62,715	$10,767,803

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity—
U.S. Treasury securities and obligations of U.S. Government and Federal agencies	$3,494,020	$—	$2,614	$3,491,406

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity—
U.S. Treasury securities and obligations of U.S. Government and Federal agencies	$3,049,364	$6,304	$—	$3,055,783

        The amortized costs and estimated fair values of U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2002 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,494,020	$3,491,406
Due in one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

        There were no sales of investment securities during the years ended December 31, 2002 and 2001.

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

        The Corporation's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland.

        A summary of loans follows:

	2002	2001
First mortgage loans:
1 - 4 dwelling units	$54,868,523	$62,133,867
5 or more	2,558,614	1,853,817
Nonresidential	14,802,871	8,628,836
Land	1,780,841	2,633,904
Construction	13,489,219	11,626,475

	87,500,068	86,876,899

Other loans:
Home equity loans	6,669,878	7,555,552
Commercial loans	9,769,296	5,830,595
Consumer loans	5,299,728	6,182,884
Loans on savings deposits	927,979	759,143
Education	18,151	30,081

	22,685,032	20,358,255

Total loans	110,185,100	107,235,154
Less:
Undisbursed proceeds on loans in process	(7,618,320)	(5,082,861)
Deferred loan fees and costs	(383,226)	(432,987)

	$102,183,554	$101,719,306

        At December 31, 2002 and 2001, the Bank was servicing loans for others amounting to approximately $9,300,000 and $13,800,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $61,651 and $72,117 as of December 31, 2002 and 2001, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense of servicing rights was $22,048 and $16,403 for the years ended December 31, 2002 and 2001, respectively.

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

	2002	2001
Balance at beginning of year	$45,744	$17,740
New loans and additional borrowings	—	35,000
Repayments	39,362	6,996

Balance at end of year	$6,382	$45,744

        An analysis of the allowance for loan losses for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
Balance at beginning of period	$325,815	$418,725
Provision charged to operations	568,667	189,500
Charge-offs, net	(281,803)	(282,410)

Balance at end of period	$612,679	$325,815

        Commercial and commercial real estate loans are considered impaired when it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status. Loans that are returned to accrual status are no longer considered to be impaired.

        Information with respect to impaired loans at December 31, 2002 and 2001 and for the years then ended is as follows:

	2002	2001
Impaired loans with a valuation allowance	$613,821	$690,260
Impaired loans without a valuation allowance	568,455	605,038

Total impaired loans	$1,182,276	$1,295,298

Allowance for loan losses related to impaired loans	$226,111	$94,311
Allowance for loan losses related to other than impaired loans	386,568	231,504

Total allowance for loan losses	$612,679	$325,815

Average impaired loans for the year	$1,372,629	$1,243,130
Interest income on impaired loans recognized on the cash basis	$76,649	$101,928

5.    PREMISES AND EQUIPMENT

        Premises and equipment are summarized by major classifications as follows:

	2002	2001
Land	$298,500	$298,500
Buildings and improvements	1,790,833	1,788,088
Furniture, fixtures and equipment	1,229,950	1,180,131
Leasehold improvements	252,614	241,323

	3,571,897	3,508,042
Accumulated depreciation	1,369,391	1,188,082

	$2,202,506	$2,319,960

        Depreciation expense for the years ended December 31, 2002 and 2001 was $202,760 and $215,894, respectively.

        The Bank leases two of its branch facilities under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2002:

Year ending December 31:
2003	$49,095
2004	44,310
2005	44,905
2006	27,568
2007	27,678
Thereafter	44,880

        Rent expense was $63,995 and $63,796 for the years ended December 31, 2002 and 2001, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets represent the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition and mortgage servicing rights. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over varying periods not exceeding ten years. Effective January 1, 2002, goodwill will no longer be amortized but rather tested for impairment under the provisions of SFAS No. 142.

        The significant components of goodwill and intangible assets are as follows:

	2002				2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Goodwill	$2,815,669	$633,525	$2,182,144	—	$2,815,669	$633,525	$2,182,144	—
Mortgage servicing rights	114,016	52,364	61,652	17.7 years	98,593	26,476	72,117	17.4 years

	$2,929,685	$685,889	$2,243,796		$2,914,262	$660,001	$2,254,261

        Upon adoption of SFAS No. 147, the Corporation reclassified its unidentifiable intangible asset to goodwill. The reclassification was retroactive to January 1, 2002 and allowed for the cessation of amortization for the year ended December 31, 2002. The following table shows the pro forma effects of the adoption of SFAS No. 147:

	2002	2001
Goodwill amortization:
Pretax	$—	$281,567

After-tax	$—	$172,826

Net income:
Reported	$994,522	$761,075
Add back: after-tax goodwill amortization	—	172,826

Adjusted	$994,522	$933,901

7.    SAVINGS DEPOSITS

        The following is a summary of savings deposits as of December 31:

	2002		2001
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
N.O.W. and Money Market accounts	$22,619,451	1.22%	$12,484,342.97%
Savings accounts	15,926,458	1.03	14,755,026	1.01
Term certificates	55,100,770	3.33	69,915,909	4.80
Checking accounts	6,184,732		6,879,829

	$99,831,411		$104,035,106

        A summary of certificate accounts by maturity as of December 31, 2002 follows:

Three months or less	$14,174
Three months through twelve months	24,467
twelve months to thirty-six months	11,663
Over thirty-six months	4,797

        Eligible savings deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation.

        Team certificates include certificates of deposit in denominations of $100,000 or more aggregating $16,587,399 and $19,499,625 as of December 31, 2002 and 2001, respectively.

        Officers' and directors' deposit accounts amounted to approximately $1,106,716 and $820,000 at December 31, 2002 and 2001, respectively.

8.    ADVANCES FROM FHLB

        At December 31 advances from the FHLB consisted of the following:

2002				2001
Amount	Maturity Date	Interest Rate	Type	Amount	Maturity Date	Interest Rate	Type
$6,000,000	2006	4.97%	Fixed	$1,000,000	2002	1.99%	Adjustable
3,000,000	2006	4.13%	Fixed	6,000,000	2006	4.97%	Fixed

				3,000,000	2006	4.13%	Fixed

$9,000,000				$10,000,000

        The Bank has lines of credit with the FHLB with a total maximum available balance of $12,300,000. As of December 31, 2002, $3,300,000 was available to be drawn against the lines of credit.

        Wholly owned first mortgage loans on 1 - 4 dwelling units with unpaid principal balances of approximately $51,200,000 were pledged to the FHLB as collateral on advances.

9.    INCOME TAXES

        Income tax expense for the years ended December 31 consists of:

	2002	2001
Current income taxes:
Federal	$527,391	$431,189
State	114,604	102,048

	641,995	533,237

Deferred income taxes:
Federal	(23,500)	(50,894)
State	(5,202)	(11,267)

	(28,702)	(62,161)

Total income tax expense	$613,293	$471,076

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below:

	2002	2001
Deferred tax assets:
Deferred loan origination fees	$148,002	$167,220
Loan loss allowance	225,031	125,830
Deferred compensation	96,171	102,009
Net unrealized loss on available for sale securities	—	1,554
Tax basis of goodwill in excess of book	25,824	99,745
Other	18,818	16,867

Total gross deferred tax assets	513,846	513,225

	2002	2001
Deferred tax liabilities:
FHLB stock dividends	$27,691	$27,691
Tax reserves for bad debts	17,483	41,989
Mortgage servicing rights	23,809	27,851
Tax accumulated depreciation in excess of book	68,598	66,577
Net unrealized gain on available-for-sale securities	28,503	—

Total gross deferred tax liabilities	166,084	164,108

Net deferred tax assets	$347,762	$349,117

        A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

	2002	2001
Federal income tax rate	34.0%	34.0%
Increase resulting from:
State income taxes, net of federal income tax benefit	4.5	4.9
Other	(.4)	(.7)

Effective tax rate	38.1%	38.2%

        At December 31, 2002 and 2001, there is no valuation allowance maintained against the deferred tax assets. The Corporation expects to fully realize the benefit of the deferred tax assets.

10.  STOCKHOLDERS' EQUITY

        The Corporation has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan.

11.  REGULATORY MATTERS

        The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2002 and 2001, the capital levels of the Company and the Bank substantially exceed all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's or the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)
As of December 31, 2002:
Total risk-based capital (to risk-weighted assets)	$11,412	15.01%	$7,605	10.00%
Tier I capital (to risk-weighted assets)	10,799	14.20	4,563	6.00
Tier I capital (to adjusted total assets)	10,799	8.99	6,009	5.00
Tangible capital (to adjusted total assets)	10,799	8.99	6,009	1.50
As of December 31, 2001:
Total risk-based capital (to risk-weighted assets)	$10,180	11.61%	$8,765	10.00%
Tier I capital (to risk-weighted assets)	9,855	11.24	5,279	6.00
Tier I capital (to adjusted total assets)	9,855	7.86	6,267	5.00
Tangible capital (to adjusted total assets)	9,855	7.86	1,880	1.50

12.  OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

  Employee Stock Ownership Plan

        The Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Corporation or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Corporation. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The outstanding loan balance is included as a liability in the accompanying consolidated balance sheet, and the Corporation's obligation related to the ESOP debt is reflected as a reduction in stockholders' equity. The loan is to be paid in annual installments of $38,508 plus interest at prime plus 1%. (5.25% at December 31, 2002) over a ten-year period. Payments began on December 31, 1995. The Bank contributes sufficient cash funds to the ESOP to repay the loan, plus such other amounts as the Corporation's Board of Directors may determine in its discretion.

        The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholders' equity. As shares are released from collateral, the Bank records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings per share computations. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. ESOP compensation expense was $71,848 and $53,502 in 2002 and 2001, respectively. The ESOP shares as of December 31, 2002 were as follows:

Shares released for allocation	30,806
Shares distributed	(3,575)
Unreleased shares	7,702

Total ESOP shares	34,933

Fair value of unreleased shares at December 31, 2002	$150,189

  Stock-Based Compensation Plans

        In 1995, the Corporation formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation. Compensation expense in connection with the MRP was $5,848 and $5,082 for the years ended December 31, 2002 and 2001, respectively.

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

        A summary of the Corporation's stock option activity, and related information for the years ended December 31 is as follows:

	2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	20,967	$13.23	25,779	$12.45
Granted	—	—	—	—
Exercised	(3,439)	8.81	(4,812)	8.93

Outstanding at end of year	17,528	$14.08	20,967	$13.23

Options exercisable at year end	15,575	$13.08	18,244	$11.79

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Remaining Life (Years)	Number Exercisable	Remaining Life (Years)
$11.00	13,676	3.7	13,263	3.7
$25.00	3,852	6.3	2,312	6.3

        No stock options were granted in the years ended December 31, 2002 and 2001.

        As of December 31, 2002, 13,676 of the Corporation's outstanding stock options were considered to be in the money.

        For financial statement purposes, the Corporation measures the compensation costs of its stock option plans under Accounting Principles Board (APB) Opinion No. 25 whereby, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the Corporation's common stock. Had the Corporation determined cost based on the fair value at the grant date for its stock options under SFAS Statement No. 123, Accounting for Stock-Based Compensation, the Corporation's net income and earnings per share for the years ended December 31, 2002 and 2001 would have been reduced to the pro forma amounts as follows:

	2002	2001
Net income as reported	$994,522	$761,075
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,549)	(6,549)

Pro forma net income	$987,973	$754,526

Earnings per share:
Basic—as reported	$1.59	$1.24

Basic—pro forma	$1.58	$1.23

Diluted—as reported	$1.57	$1.22

Diluted—pro forma	$1.55	$1.21

        The Corporation has adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Corporation is accruing this liability over the remaining service period for each participating director. There was no compensation expense incurred by the Corporation in connection with the Plan for the years ended December 31, 2002 or 2001.

13.  PENSION PLANS

        The Corporation has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Corporation makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees' contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Corporation may also make a discretionary contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2002 and 2001, the Corporation's expense related to the Plan was $97,776 and $80,083, respectively.

14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        In the normal course of business, the Corporation has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Corporation's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls as exist for the Company's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments would materially affect the stockholders' equity of the Corporation. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

        Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled $13,752,791 at December 31, 2002, and $12,206,453 at December 31, 2001. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

        Unused portions of equity lines at year-end amounted to $2,410,370 in 2002 and $1,636,559 in 2001. The Corporation's home equity line accounts are secured by the borrower's residence.

        Irrevocable letters of credit, totaling $4,853,787 at December 31, 2002 and $4,722,287 at December 31, 2001, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance and are seldom exercised.

15.  EARNINGS PER SHARE

        In the following table, basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

        The calculation of net income per common share for the years ended December 31 was as follows:

	2002	2001
BASIC:
Net income available to common stockholders	$994,522	$761,075

Average common shares outstanding	625,618	612,622

Basic net income per share	$1.59	$1.24

DILUTED:
Net income available to common stockholders	$994,522	$761,075

Average common shares outstanding	625,618	612,622
Stock option adjustment	9,755	10,907

Average common shares outstanding—diluted	635,373	623,529

Diluted net income per share	$1.57	$1.22

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Cash and Cash Equivalents—The fair values of cash and cash equivalents approximates their carrying values.

        Investment Securities—The fair values of investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

        Loans—The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial and credit risk characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate and consumer. Each loan category is further segmented into fixed and adjustable-rate interest terms.

        The fair values of each loan category are estimated by discounting contractual cash flows adjusted for estimated prepayments. Assumptions regarding prepayment estimates and discount rates are judgmentally determined by using available market information.

        Accrued Interest Receivable—The fair value of the Corporation's interest receivable approximates its carrying value.

        Restricted Investment Security—The fair value of the Corporation's investment in stock of the FHLB and FAB approximates its carrying value.

        Savings Deposits and Advance Payments by Borrowers—The fair values of passbook accounts, NOW accounts, demand deposit accounts and variable rate money market accounts approximates their carrying values. The fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.

        Employee Stock Ownership Plan Debt—The fair value of the Corporation's employee stock ownership plan debt is estimated using a discounted cash flow analysis based on current market rates for debt with similar terms and remaining maturity.

        Advances from the FHLB—The fair value of FHLB advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

        Commitments to Extend Credit—The Corporation's adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Corporation's fixed rate commitments to extend credit are competitive with others in the various markets in which the Corporation operates.

        The estimated fair values of financial instruments at December 31, 2002 are as follows:

	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,524,959	$4,524,959
Investment securities:
Available for sale	6,994,386	6,994,386
Held to maturity	3,494,020	3,491,406
Loans	102,183,554	105,954,127
Restricted investment securities	1,072,850	1,072,850
Accrued interest receivable	524,892	524,892
Financial liabilities:
Savings deposits and advance payments by borrowers	100,376,372	98,649,898
Employee stock ownership plan debt	77,016	77,016
Advances from Federal Home Loan Bank of Atlanta	9,000,000	9,645,000

        The estimated fair values of financial instruments at December 31, 2001 are as follows:

	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,546,242	$5,546,242
Investment securities:
Available for sale	10,767,803	10,767,803
Held to maturity	3,049,364	3,055,783
Loans	101,719,306	102,628,686
Stock in FHLB	955,000	955,000
Accrued interest receivable	655,019	655,019
Financial liabilities:
Savings deposits and advance payments by borrowers	104,686,838	105,226,220
Employee stock ownership plan debt	115,524	115,524
Advances from Federal Home Loan Bank of Atlanta	10,000,000	10,280,516

        Off-balance sheet financial assets:

	2002		2001
	Estimated Amount	Estimated Fair Value	Estimated Amount	Estimated Fair Value
Commitments to extend credit	$16,163,000	$16,759,000	$13,843,000	$13,967,000
Letters of credit	4,854,000	4,626,000	4,722,000	4,764,000

17.  CECIL BANCORP, INC.—HOLDING COMPANY ONLY FINANCIAL INFORMATION

        The following condensed balance sheets as of December 31, 2002 and 2001 and condensed statements of income and cash flows for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Cash	$120,756	$258,236
Investment in subsidiary banks	13,116,782	12,041,656
Other assets	29,647	16,805

Total assets	$13,267,185	$12,316,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$3,862	$3,862
Employee stock ownership plan debt	77,016	115,524

	80,878	119,386

Stockholders' equity:
Common stock, $.01 par value, authorized 4,000,000 shares, issued and outstanding 633,108 shares in 2002 and 621,486 shares in 2001	6,405	6,331
Additional paid-in capital	5,427,154	5,266,908
Employee stock ownership plan debt	(77,016)	(115,524)
Deferred Compensation Management Recognition Plan	(11,655)	(17,483)
Retained earnings	7,803,743	7,059,549
Accumulated other comprehensive loss	37,676	(2,470)

	13,186,307	12,197,311

Total liabilities and stockholders' equity	$13,267,185	$12,316,697

STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001
Income:
Interest income	$1,718	$—
Equity in earnings of subsidiary banks	1,017,697	779,544

Total income	1,019,415	779,544

Operating expenses:
Compensation and benefits	29,724	27,833
Other	15,041	150

	44,765	27,983

Net income before income taxes	974,650	751,561
Income tax benefit	19,872	9,514

Net income	$994,522	$761,075

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$994,522	$761,075
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,017,697)	(779,544)
Reimbursement of tax benefit from subsidiary	—	228,781
Net change in other assets and other liabilities	(12,843)	(9,012)
Distribution from Management Recognition Plan Trust	5,828	5,082

Net cash flows (used) provided by operating activities	(30,190)	206,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(250,328)	(244,728)
Unearned ESOP compensation expense	38,508	38,508
Proceeds from sale of common stock	73,869	123,096
Proceeds from exercise of stock options	30,661	42,975

Net cash used in financing activities	(107,290)	(40,149)

NET (DECREASE) INCREASE IN CASH	(137,480)	166,233
CASH AT BEGINNING OF PERIOD	258,236	92,003

CASH AT END OF PERIOD	$120,756	$258,236

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Other Executive Officers

        Following are the name, age (as of December 31, 2002) and principal position of executive officers of the Company and Cecil Federal who are not directors.

Name	Age	Title
Brian J. Hale	42	Senior Vice President/Chief Operating Officer of Cecil Federal
Sandra D. Feltman	52	Vice President/Director of Lending of Cecil Federal
Thomas L. Lofland	50	President/Chief Executive Officer of Columbian Division
Taylor F. Cameron	31	Vice President of Cecil Bancorp, Inc.

        BRIAN J. HALE is Senior Vice President/Chief Operating Officer of Cecil Federal. Mr. Hale joined Cecil Federal in 1995, Mr. Hale's responsibilities as Chief Operating Officer include the administration of all lending, savings, human resources, and operational activities of Cecil Federal. Mr. Hale is currently a Director of the United Way of Cecil County.

        SANDRA D. FELTMAN is Vice President/Director of Lending of Cecil Federal. Ms. Feltman has previously served in various capacities since joining Cecil Federal in 1972 and has served in her present capacity as Director of Lending since 1982. Her responsibilities include carrying out Cecil Federal's lending policies and acting as the Community Reinvestment Act Officer. Ms. Feltman has previously served as the President and Director of the Greater Elkton Chamber of Commerce as well as a member in the committee to select a new Elkton Police Chief and the Teacher Recruitment/Retention Committee. She has participated in various activities for the Business and Education Partnership Advisory Council. Ms. Feltman is a past member and chairman of the Finance Committee of the Cecil County Board of Realtors. Ms. Feltman is also a past director of the Cecil County Home Builders Association.

        THOMAS W. LOFLAND is President of the Columbian Bank Division. Before joining Cecil, Mr. Lofland was employed by People's Bank of Elkton, for six years as President, Chief Operating Officer and Director. Prior to that Mr. Lofland spent 21 years in various capacities at County Banking and Trust Company located in Elkton, Maryland. Mr. Lofland serves as a Director the Economic and Development Commission for the State of Maryland and the Cecil Community College Foundation Board. He also is a Director of Union Hospital of Cecil County Heath Systems, Inc., chairing the Quality Control Committee. He is a member of the Maryland Bankers Education Council and the Maryland Bank Services Committee of the Maryland Bankers Association. Mr. Lofland is a past Chairman of the Maryland Bankers Association—Young Bankers Committee, the Cecil County Chamber of Commerce, Elkton Rotary Club, Cecil County Red Cross, Elkton Chamber of Commerce, Cecil County Arts Council, and the Northern Chesapeake Hospice. Mr. Lofland, formerly of Havre de Grace, resides in Fair Hill, Maryland.

        TAYLOR F. CAMERON is Vice President/Corporate Affairs for Cecil Bancorp, Inc. Mr. Cameron has served in various capacities prior to carrying out his current responsibilities of managing the corporate affairs of the Company. Mr. Cameron is a Director of the Cecil County Revolving Loan Fund and a member of the Maryland Bankers Association's Leadership and Development Committee.

He also serves as the Secretary of the St. Andrew's School Alumni Corporation Board and as a Director of the Cecil County Chamber of Commerce. He resides in North East, Maryland.

        Other information required by this item is incorporated by reference from the registrant's definitive proxy statement pursuant to General Instruction E to Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference from the registrant's definitive proxy statement pursuant to General Instruction E to Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item is incorporated by reference from the registrant's definitive proxy statement pursuant to General Instruction E to Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference from the registrant's definitive proxy statement pursuant to General Instruction E to Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Documents Filed as Part of this Report

          (1)    Financial Statements.

          The following financial statements are filed in Item 7 of this report:

      Independent Auditors' Report
      Consolidated Statements of Financial Condition as of December 31, 2002 and 2001
      Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001
      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001
      Notes to Consolidated Financial Statements.

          (2)    Financial Statement Schedules.    All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

          (3)    Exhibits.    The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

No.	Exhibit
3.1	Articles of Incorporation of Cecil Bancorp, Inc.*
3.2	Amended Bylaws of Cecil Bancorp, Inc.**
3.3	Articles of Incorporation of Cecil Federal Bank
3.4	Bylaws of Cecil Federal Bank
4	Form of Common Stock Certificate*
10.2	Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey*†
10.3	Cecil Bancorp, Inc. Stock Option and Incentive Plan****†
10.4	Cecil Bancorp, Inc. Management Recognition Plan****†
10.5	Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors*****†
10.6	Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan***†
21	Subsidiaries
23	Consent of Stegman & Company
99	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

†	Management contract or compensation plan or arrangement.
*	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-81374).
**	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2001 File No. (0-24926).
***	Incorporated by reference to Columbian's Registrant's Registration Statement on Form 10-SB.
****	Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
*****	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-24926).

        (b)    Reports on Form 8-K.

        None

        (c)    Exhibits.    See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

ITEM 14. CONTROLS AND PROCEDURES.

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

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECIL BANCORP, INC.
March 31, 2003	By:	/s/ MARY B. HALSEY Mary B. Halsey President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ MARY B. HALSEY Mary B. Halsey President and Chief Executive Officer (Principal Executive Officer)	Date: March 31, 2003
By:	/s/ MARY B. HALSEY Mary B. Halsey President and Chief Executive Officer (Principal Financial and Accounting Officer)	Date: March 31, 2003
By:	/s/ CHARLES F. SPOSATO Charles F. Sposato Chairman of the Board	Date: March 31, 2003
By:	/s/ DORIS P. SCOTT Doris P. Scott Director	Date: March 31, 2003
By:	/s/ HOWARD B. TOME Howard B. Tome Director	Date: March 31, 2003
By:	/s/ DONALD F. ANGERT Donald F. Angert Director	Date: March 31, 2003

By:	/s/ MATTHEW G. BATHON Matthew G. Bathon Director	Date: March 31, 2003

CERTIFICATIONS

I, Mary B. Halsey, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Cecil Bancorp, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ MARY B. HALSEY Mary B. Halsey President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer

QuickLinks

CAUTION ABOUT FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
TABLE OF CONTENTS
INDEPENDENT AUDITORS' REPORT
CECIL BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001
CECIL BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
CECIL BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
CECIL BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
CECIL BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
STATEMENTS OF CASH FLOWS
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. CONTROLS AND PROCEDURES.
SIGNATURES
CERTIFICATIONS