Form 10QSB
period 2003-03-31
CECIL BANCORP INC
filed 2003-05-15
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                   FORM 10-QSB


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2003.

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

                                     800,020
                                     -------

                       CECIL BANCORP INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         March 31, 2003 and December 31, 2002                              3-4

                         Consolidated Statements of Income and Comprehensive Income
                         for the Three Months Ended March 31, 2003 and 2002                5-6

                         Consolidated Statements of Cash Flows
                         for Three Months Ended March 31, 2003 and 2002                      7

                         Notes to Consolidated Financial Statements                        8-9


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                       10-17

           ITEM 3.       Controls and Procedures                                            17

PART II. OTHER INFORMATION                                                                  18

SIGNATURES                                                                                  18

CERTIFICATIONS                                                                           18-20

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2003 AND December 31, 2002

                                     ASSETS

                                                                                      2003                   2002
                                                                                 ---------------      -----------------
                                                                                  (unaudited)             (unaudited)

Cash and due from banks                                                         $    895,070             $    986,389
Interest bearing deposits with banks                                               3,431,228                3,538,570
Investment securities:
   Securities available-for-sale at fair value                                    11,017,784                6,994,386

   Securities held-to-maturity (fair value of $3,497,035
     in 2003 and $3,491,406 in 2002)                                               3,497,028                3,494,020

Loans                                                                            103,758,004              102,183,554
   Less allowance for loan losses                                                   (632,478)                (612,679)
                                                                                ------------              -----------
       Net loans                                                                 103,125,526              101,570,875
                                                                                ------------              -----------
Premises and equipment - net                                                       2,358,281                2,202,506
Stock in Federal Home Loan Bank of Atlanta - at cost                                 641,100                  955,000
Stock in Federal Reserve Bank - at cost                                              117,850                  117,850
Accrued interest receivable                                                          525,211                  524,892
Goodwill                                                                           2,182,144                2,175,990
Other intangible assets                                                               67,248                   67,806
Other assets                                                                         465,241                  491,330
                                                                                ------------              -----------

       TOTAL ASSETS                                                             $128,323,711             $123,119,614
                                                                                ============             ============



See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        2003                  2002
                                                                                   --------------       --------------

LIABILITIES:
   Savings deposits                                                                $101,896,481           $ 99,831,411
   Advance payments by borrowers for property
     taxes and insurance                                                                805,596                544,961
   Employee stock ownership plan debt                                                    77,016                 77,016
   Other liabilities                                                                    638,709                479,919
   Advances from Federal Home Loan Bank of Atlanta                                    9,000,000              9,000,000
                                                                                   ------------           ------------

       Total liabilities                                                            112,417,802            109,933,307
                                                                                   ------------           ------------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 800,020 shares in 2003 and
     640,559 shares in 2002                                                               8,000                  6,405
   Additional paid in capital                                                         7,928,043              5,427,154
   Employee stock ownership plan ("ESOP") debt                                          (77,016)               (77,016)
   Deferred compensation - Management Recognition Plan                                  (11,655)               (11,655)
   Retained earnings                                                                  8,017,619              7,803,743
   Accumulated other comprehensive income net                                            40,917                 37,676
                                                                                   ------------           ------------

       Total stockholders' equity                                                    15,905,909             13,186,307
                                                                                   ------------           ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                                    $128,323,711           $123,119,614
                                                                                   ============           ============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                2003                      2002
                                                                           -------------             --------------
                                                                            (Unaudited)                (Unaudited)

INTEREST INCOME:
   Interest and fees on loans                                              $   1,930,779             $    1,990,088
   Interest on investment securities                                              70,273                    122,111
   Dividends on Federal Home Loan and Federal Reserve Bank stock                  13,836                     15,044
   Other interest-earning assets                                                   7,166                      9,175
                                                                           -------------             --------------

       Total interest income                                                   2,022,054                  2,136,418
                                                                           -------------             --------------

INTEREST EXPENSE:
   Interest expense on deposits                                                  570,212                    794,514
   Interest expense on Federal Home Loan Bank advances                           106,739                    108,164
                                                                           -------------             --------------

       Total interest expense                                                    676,951                    902,678
                                                                           -------------             --------------

       Net interest income                                                     1,345,103                  1,233,740

   Provision for loan losses                                                      55,000                    157,000
                                                                           -------------             --------------

       Net interest income after provision for loan losses                     1,290,103                  1,076,740
                                                                            ------------             --------------

NONINTEREST INCOME:
   Checking account fees                                                          67,289                     68,422
   ATM fees                                                                       29,331                     23,966
   Commission income                                                               6,890                      3,470
   Gain on sale on real estate owned                                                  --                    106,996
   Gain on sale of real estate loans                                              48,248                         --
   Other                                                                          13,853                     14,317
                                                                           -------------             --------------

       Total noninterest income                                                  165,611                    217,171
                                                                           -------------             --------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                540,328                    422,479
   Occupancy expense                                                              80,562                     55,846
   Equipment and data processing expense                                         118,480                    110,822
   SAIF deposit insurance premium                                                  4,158                     14,610
   Other                                                                         235,417                    230,706
                                                                           -------------             --------------

       Total noninterest expense                                                 978,945                    834,463
                                                                           -------------             --------------

INCOME BEFORE INCOME TAXES                                                       476,769                    459,448

INCOME TAX EXPENSE                                                               183,718                    186,508
                                                                           -------------             --------------

NET INCOME                                                                 $     293,051             $      272,940
                                                                           =============             ==============




                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Continued)


                                        Three Months Ended March 31
                                        ---------------------------
                                           2003          2002
                                           ----          ----
                                        (Unaudited)  (Unaudited)


NET INCOME                            $   293,051    $   272,940

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes               (40,917)       (37,676)
                                      -----------    -----------

TOTAL COMPREHENSIVE INCOME            $   252,134    $   235,264
                                      ===========    ===========




Earnings per common share basic       $      0.43    $      0.44

Earnings per common share - diluted   $      0.42    $      0.43

Dividends per share                   $      0.10    $      0.10







                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                           2003                   2002
                                                                           ----                   ----
                                                                         (Unaudited)           (Unaudited)

 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Net income                                                         $   293,051           $   272,940
     Depreciation and amortization                                           63,034                87,381
     Provision for loan losses                                               55,000               157,000
     Gain on sale of other real estate                                           --              (106,996)
     Gain on sale of loans                                                  (48,248)                   --
     Deferred income taxes                                                  (12,423)                   --
     Reinvested dividends                                                   (56,568)              (95,935)
     Origination of loans held for sale                                  (1,937,500)                   --
     Proceeds from sales of loans held for sale                           1,966,172                    --
     Net change in:
       Accrued interest receivable and other assets                          36,154               (85,047)
       Other liabilities                                                    158,790               115,411
                                                                        -----------           -----------
              Net cash provided by operating activities                     517,412               344,754
                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                 (6,000,000)                   --
   Proceeds from sales, maturities, calls and principal payments of
     investment securities available-for-sale                             2,037,960               101,445
   Sale of Federal Home Loan Bank stock                                     313,900                    --
   Net (increase decrease) in loans                                      (1,609,651)               84,857
   Proceeds from sales of real estate owned                                      --               106,996
   Purchases of property and equipment - net                               (207,347)                   --
                                                                        -----------           -----------

              Net cash (used in) provided by investing activities        (5,465,138)              293,298
                                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                    2,065,070            (2,563,912)
   Increase in advance payments by borrowers for
     property taxes and insurance                                           260,635               228,274
   Proceeds from issuance of common stock                                 2,502,485                24,511
   Net decrease increase in short-term borrowings                                --            (1,000,000)
   Payments of cash dividends                                               (79,175)              (62,300)
                                                                        -----------           -----------

              Net cash provided by (used in) financing activities         4,749,015            (3,373,427)
                                                                        -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (198,661)           (2,735,375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          4,524,959             5,546,242
                                                                        -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 4,326,298           $ 2,810,867
                                                                        ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for income taxes                                           $    15,711           $    35,000
   Cash paid for interest                                                   673,115               917,042


                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


    1.   GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

               In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

               Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of EITF Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

               Management believes the 1999 branch office acquisition meets the definition of a business combination and has discontinued amortizing the intangible, subject to periodic review for impairment. The consolidated statements of income for the three months ended March 31, 2003 and 2002 have been adjusted to reflect the provisions of this statement.

               In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation.

               The Company continues to account for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense related to the Company's stock option plans is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three month periods ended March 31, 2003 and 2002, there is no effect in net earnings and earnings per share related to the fair value disclosure provisions of this statement.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003

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

         RECENT EVENTS. On March 4, 2003, The Board of Directors of Cecil Bancorp, Inc. announced the completion of a private placement of 158,735 shares of newly issued common stock, par value $0.01 per share, at a price per share of $15.80, for gross proceeds of $2,508,013. On May 1, 2003, the Bank opened a new branch in Rising Sun, Maryland.

         CECIL FEDERAL. Cecil Federal, a community-oriented financial institution, is a commercial bank chartered under the laws of the State of Maryland and a member of the Federal Reserve System. Cecil Federal operated as a Federal savings and loan association from its organization in 1959 to its conversion to a bank charter in October 2002. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since 1959. Cecil Federal's deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the FDIC and it is a member of the FHLB of Atlanta and the Federal Reserve System.

         Cecil Federal's primary business is the origination of mortgage loans secured by single-family residential real estate located primarily in Cecil and Harford counties, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts. To a lesser extent, Cecil Federal also makes loans on commercial and multi-family real estate, construction loans on one- to four-family residences, home equity loans and land loans. Cecil Federal also makes consumer loans including education loans, personal and commercial lines of credit, automobile loans and loans secured by deposit accounts. Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds. Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton, North East, and Rising Sun, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

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

Asset/Liability Management
--------------------------

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank has implemented policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. The Bank is currently originating fixed rate mortgage loans for sale in the secondary market, as it has done from time to time since 1995. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

         Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002
-------------------------------------------------------------------------

         The Company's assets increased by $5,204,097, or 4.2% to $128,323,711 at March 31, 2003 from $123,119,614 at December 31, 2002, primarily as a result of increases in investments held for sale. This increase was primarily due to the capital infusion of approximately $2.5 million that closed on March 4, 2003. Cash and due from banks decreased by $91,319 or 9.3% to $895,070 at March 31, 2003 from $986,389 at December 31, 2002. Interest-bearing deposits with banks decreased by $107,342 or 3.0% to $3,431,228 at March 31, 2003 from $3,538,570 at
December 31, 2002. Investment securities held to maturity increased $3,008, or ..10%, to $3,497,028 at March 31, 2003 from $3,494,020 at December 31, 2002.
Investment securities available for sale increased $4,023,398 or 57.5%, to $11,017,784 at March 31, 2003 from $6,994,386 at December 31, 2002. The increase in investment securities held to maturity and investments available for sale was due to the private offering capital infusion of approximately $2,500,000. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank decreased $313,900 during this period as a result of the annual review by the FHLB of investment requirements. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 5.60%. The loans receivable portfolio, net of the allowance for loan losses, increased by $1,554,651, or 1.5% to $103,125,526 at March 31, 2003 from $101,570,875 at
December 31, 2002. Premises and Equipment increased $155,775 or 7.1% to $2,358,281 at March 31, 2003 from $2,202,506 at December 31, 2002. This increase is a result of additional improvements made in conjunction with the move of the Big Elk Mall branch to the Crossroads Shopping Center. The increase also includes funds allocated for the opening of the Rising Sun branch. Goodwill and other intangible assets increased $5,596 or .2% to $2,249,392 at March 31, 2003 from $2,243,796 at December 31, 2002. This increase was a result in the valuation of mortgage servicing rights. Other assets decreased $26,089 or 5.3% to $465,241 at March 31, 2003 from $491,330 at December 31, 2002.

         The Company's liabilities increased $2,484,495 or 2.3% to $112,417,802 at March 31, 2003 from $109,933,307 at December 31, 2002, primarily as a result of increase in deposits and escrows. Deposits increased $2,065,070 or 2.1% to $101,896,481 at March 31, 2003 from $99,831,411 at December 31, 2002, mainly due to an increase in all major savings categories. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $260,635, or 47.8% to $805,596 at March 31, 2003 from $554,961 at December 31,
2002. Other liabilities increased $158,790 or 33.1% to $638,709 at March 31, 2003 from $479,919 at December 31, 2002.

         The Company's stockholders' equity increased by $2,719,602 or 20.6% to $15,905,909 at March 31, 2003 from $13,186,307 December 31, 2002. The increase was the result of the capital infusion and an increase in retained earnings of $213,876, or 2.7% to $8,017,619 at March 31, 2003 from $7,803,743 at December
31, 2002. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003: Net income for the three-month period ended March 31, 2003 increased $20,111, or 7.4% to $293,051 as compared to net income for the same period in 2002 of $272,940. This increase was primarily the result of increases in net interest income, decreases in the provision for loan losses, and an increase in gain on sale of loans. Diluted net income per share of $0.42 was $0.01 less than for the first quarter of 2002. The annualized return on average assets and annualized return on average equity were 0.94% and 8.25% respectively, for the three-month period ended March 31, 2003. This compares to an annualized return on average assets and annualized return on average equity of 0.88% and 8.86% respectively, for the same period in 2002.

         Net interest income, the Company's primary source of income, increased 9.0%, or $111,363 for the three months ended March 31, 2003, over the same period in 2002. The weighted average yield on interest earning assets decreased from 7.22% for the three months ended March 31, 2002 to 6.81% for the three months ended March 31, 2003. The weighted average rate paid on interest bearing liabilities decreased from 3.44% for the three months ended March 31, 2002 to 2.64% for the three months ended March 31, 2003. Net interest margin was 4.17% for the three months ended March 31, 2003 as compared to 3.78% for the three months ended March 31, 2002.

         Interest and fees on loans decreased by $59,308 or 3.0%, from $1,990,088 for the three months ended March 31, 2002 to $1,930,779 for the three months ended March 31, 2003. The decrease is attributable to a decrease in the weighted-average yield, offset slightly by an increase in the average balance outstanding. The weighted-average yield decreased from 7.88% for the three months ended March 31, 2002 to 6.81% for the three months ended March 31, 2003. The average balance outstanding increased by $1,418,683 or 1.4%, from $101,079,762 for the three months ended March 31, 2002 to $102,498,445 for the three months ending March 31, 2003.

         Interest on investment securities decreased $51,838 or 42.5% from $122,111 for the three months ended March 31, 2002 to $70,273 for the three months ended March 31, 2003. The average outstanding balance decreased $2,032,526 from $13,537,189 for the three months ended March 31, 2002 to $11,504,663 for the three months ending March 31, 2003. The weighted-average yield decreased from 3.61% for the three months ended March 31, 2002 to 2.44% for the three months ended March 31, 2003.

         Interest on other interest earning assets decreased $2,009 or 21.9% from $9,175 for the three months ended March 31, 2002 to $7,166 for the three months ended March 31, 2003. The decrease was the result of a $799,135 increase in the average outstanding balance for the three months ended March 31, 2003 over the three months ended March 31, 2002 which was offset by a decrease in the weighted-average yield, from 1.29% for the three months ended March 31, 2002 to ..79% for the three months ended March 31, 2003. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on deposits decreased $224,302 or 28.2% from $794,514 for the three months ended March 31, 2002 to $570,212 for the three months ended March 31, 2003. The average balance outstanding decreased $338,422 for the period noted above. The weighted-average rate paid on interest bearing deposits decreased from 3.34% for the three months ended March 31, 2002 to 2.24% for the three months ended March 31, 2003. Interest expense paid on borrowings decreased $1,425, or 1.3% from $108,164 for the three months ended March 31, 2002 to $106,739 for the three months ended March 31, 2003. The average balance outstanding decreased $966,667 for the period noted above. The weighted average yield increased from 4.34% for the three months ended March 31, 2002 to 4.74% for the three months ended March 31, 2003.

         Noninterest income decreased 23.7%, or $51,560 for the three months ended March 31, 2003, over the same period in 2002. This was primarily the result of a decrease in Gain on Sale of Real Estate of $106,996 over the previous period. Gain on Sale of Loans increased $48,248 or 100.0% over the same period in 2002. This is a direct result of the bank re-entering the secondary fixed-rate loan market in August of 2002. Checking account fees decreased $1,133, or 1.7%. Commission income increased $3,420 or 98.5% from $3,470 for the three months ended March 31, 2002 to $6,890 for the three months ended March 31, 2003.

         Noninterest expense increased 17.3% or $144,482 for the three months ended March 31, 2003, over the same period in 2002. Salary and employee benefits increased $117,849, or 27.9% for the three months ended March 31, 2003 over the same period in 2002. This increase was attributable to the hiring of two additional employees for the loan department in the last quarter of 2002. Occupancy expense increased $24,716 or 44.3% to $80,562 for the three months ended March 31, 2003 from $55,846 for the three months ended March 31, 2002. This is a result of increased rental expense for the first quarter, involving occupancy expense for both the Crossroads branch office and the Big Elk Mall office during the transition phase. Equipment and data processing expenses remained stable for the three months ended March 31, 2003 over the same period in 2002. The SAIF deposit premium decreased $10,452 or 71.5% for the three months ended March 31, 2003 over the same period in 2002. The decrease is attributable a reduction in the SAIF insurance premium. . Other expenses remained stable for the three months ended March 31, 2003 compared to the same period in 2002.

         Income tax expense for the three-month period ended March 31, 2003 and 2002 was $183,718 and $186,508, respectively, which equates to effective rates of 38.5% and 40.6% respectively.

Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates


                                                                  March 31,              December 31.
                                                                    2003                    2002
                                                            --------------------      -------------------
                                                            Amount         %          Amount       %
                                                            ------       ------       ------      -----
                                                                        (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans .....................................  $   5,235     5.05%       $   5,871     5.75%
  One- to four-family residential and home equity ........     57,496    55.41           61,026    59.72
  Multi-family residential................................      2,543     2.45            2,559     2.50
  Land....................................................      2,560     2.47            1,781     1.74
  Commercial..............................................     15,913    15.34           14,803    14.49

Commercial business loans.................................     13,497    13.01            9,783     9.57

Consumer loans:
  Automobile loans........................................      1,451     1.40            1,528     1.50




  Education loans.........................................         23     0.02               18     0.02
  Savings account loans...................................        925     0.89              928     0.91
  Personal loans..........................................      4,115     3.96            3,887     3.80
                                                            ---------   ------        ---------   ------
      Subtotal loans......................................    103,758   100.00%         102,184   100.00%
                                                                        ======                    ======

Less: Loan loss reserve...................................        632                       613
                                                            ---------                 ---------

     Total loans..........................................  $ 103,126                 $ 101,571
                                                            =========                 =========


Nonperforming Assets and Problem Loans
--------------------------------------

         Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are : (i) loans accounted for on a nonaccrual basis, including all loans 90 or more days past due; (ii) troubled debt restructurings; and (iii) assets acquired in settlement of loans. The following tables set forth certain information with respect to nonperforming assets at March 31, 2003:

                                      March 31  December 31
                                       2003        2002
                                       ----        ----
                                    (Dollars in thousands)

Nonaccrual loans                       $876       $578
Loans 90 days or more past due           59         35
Restructured loans                       --         --
                                       ----       ----
     Total Nonperforming Loans          935        613
Other real estate owned, net             --         --
                                       ----       ----
     Total Nonperforming Assets        $935       $613
                                       ====       ====

Nonperforming Loans to Total Loans     0.90%      0.60%

Nonperforming Assets to Total Assets   0.73%      0.50%


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank' employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During the first three months of 2002, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at March 31, 2003 was $632,478, (0.61% of total loans), an increase of $19,799 (3.2%) from the $612,679 allowance (0.60% of loans) at December 31, 2002. Annualized charge offs for the first three months of 2002 were 0.16 % of average loans, down from the 0.43% of average loans recorded for the year 2002. Total nonperforming loans at March 31, 2003 were $935,000, up $322,000 (52.5%) from year-end 2002. However, a significant portion of nonperforming loans at March 31, 2003 consisted of residential real estate loans, which generally have the lowest loss rates. At March 31, 2003, nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $59,000, up $24,000 (68.5%) from year-end 2002. The increase in the allowance was due in part to the effects on the allowance calculations of an increase in balance and the percentage of total loans comprised of loans other than one-to-four family residential and home equity loans. At March 31, 2003, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 55.41% of the portfolio, compared to 59.72% at December 31, 2002. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first three months of 2003 was $55,000, down $102,000, or 65.0%, from the first three months of 2002.

A summary of activity in the allowance is shown below.


                                                       Three Months          12 Months
                                                           Ended               Ended
                                                      March 31, 2003     December 31, 2002
                                                      --------------     -----------------
                                                                (In thousands)


Balance at beginning of period.......................       $   613          $  326
                                                            -------          ------

Loans charged-off:
  Residential real estate mortgage loans.............            --              --
  Commercial.........................................            --              49
  Consumer...........................................            42             271
                                                            -------          ------
Total charge-offs....................................            42             320
                                                            -------          ------
Recoveries:
  Residential real estate mortgage loans.............            --              --
  Commercial.........................................            --              --
  Consumer...........................................             6              38
Total recoveries.....................................             6              38
                                                            -------          ------
Net loans charged-off................................            36             282
                                                            -------          ------
Provision for loan losses............................            55             569
                                                            -------          ------
Balance at end of period.............................       $   632          $  613
                                                            =======          ======
Net charge-offs to average loans
  outstanding during the period (annualized).........          0.41%           0.28%
Allowance for loan losses to loans...................          0.61%           0.60%
Allowance for loan losses to nonperforming loans.....         67.59%          99.82%


Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.


                                     Balance at                           Balance at
                                      March 31,            %             December 31,          %
                                        2003            Deposits            2002            Deposits
                                      --------          --------           -------          --------
                                                            (Dollars in thousands)

Regular checking.................    $   7,032           6.90%            $    6,185           6.91%
NOW accounts.....................        9,405           9.23                  9,815           8.34
Passbook.........................       11,486          11.27                 11,327          10.38
Statement savings................        5,205           5.12                  4,511           3.72
Money market.....................        4,398           4.32                  4,435           3.72
Christmas and Vacation club......          193            .19                     89           0.08
Certificates of Deposit..........       46,356          45.49                 46,223          49.78
IRA Certificates of Deposit......        9,026           8.86                  8,907           9.21
Money Market Certificates........        8,795           8.62                  8,339           7.86
                                     ---------        -------             ----------        -------
                                     $ 101,896         100.00%            $   99,831         100.00%
                                     =========        =======             ==========        =======


Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Office of Thrift Supervision ("OTS"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At March 31, 2003, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 17.62%, a tier 1 risk-based capital ratio of 10.82%, and a tangible capital ratio of 10.82%. As of March 31, 2003, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators.


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

         Item 3.  Defaults Upon Senior Securities -
                              Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                              Not Applicable

         Item 5.  Other Information -
                              Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -

                  Exhibits:

                  99.1     Certification pursuant to 18 U.S.C. Section 1350

                  Reports on Form 8-K:

                  On February 20, 2003, the Company filed a Form 8-K reporting on Item 5, that the Board of Directors had authorized a private placement of the Company's common stock.

                  On March 6, 2003, the Company filed a Form 8-K reporting on
                  Item 5, that the Company had completed the private placement of the Company's common stock.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             CECIL BANCORP, INC.

Date:      May 13, 2003             by: /s/  Mary Beyer Halsey
                                             Mary Beyer Halsey
                                             President and Chief Executive
                                                Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003
/s/ Mary B. Halsey
-----------------------------------------------
Mary B. Halsey
President, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial Officer)