Form 10QSB
period 2003-06-30
CECIL BANCORP INC
filed 2003-08-14
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                   FORM 10-QSB

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003.

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

                                     800,991
                                     -------

                       CECIL BANCORP INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                          PAGE
                                                                                          ----


PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements (unaudited)

                    Consolidated Statements of Financial Condition -
                    June 30, 2003 and December 31, 2002                                        3

                    Consolidated Statements of Income and Comprehensive Income
                    for the Six and Three Months Ended June 30, 2003 and 2002                4-5

                    Consolidated Statements of Cash Flows
                    for Six Months Ended June 30, 2003 and 2002                              6-7

                    Notes to Consolidated Financial Statements                                 8


           ITEM 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              10-16

           ITEM 3.  Controls and Procedures                                                   17

PART II. OTHER INFORMATION                                                                    18

SIGNATURES                                                                                    19


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2003 AND DECEMBER 31, 2002


                                                                            June 30,                 December 31,
                                                                              2003                       2002
                                                                       -----------------           ----------------
                                                                         (Unaudited)

ASSETS

Cash and due from banks                                                $       1,054,868           $        986,389
Interest bearing deposits with banks                                             544,463                  3,538,570
Investment securities:
   Securities held-to-maturity (fair value of $3,497,455
     in 2003 and $3,495,315 in 2002)                                           3,496,703                  3,494,020
   Securities available-for-sale at fair value                                 6,290,678                  6,994,386
Loans receivable                                                             113,642,553                102,183,554
   Less: Allowance for loan losses                                              (709,603)                  (612,679)
                                                                       ------------------          -----------------
       Loans receivable, net                                                 112,932,951                101,570,875
Property and equipment - net                                                   2,428,897                  2,202,506
Stock in Federal Reserve Bank - at cost                                          117,850                    117,850
Stock in Federal Home Loan Bank of Atlanta - at cost                             641,100                    955,000
Accrued interest receivable                                                      581,359                    524,892
Goodwill and other intangible assets                                           2,274,230                  2,243,796
Other assets                                                                   3,640,632                    491,330
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     134,003,731           $    123,119,614
                                                                       =================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                                    $     106,822,594           $     99,831,411
   Advance payments by borrowers for property
     taxes and insurance                                                       1,008,272                    544,961
   Employee stock ownership plan debt                                             77,016                     77,016
   Other liabilities                                                             410,154                    479,919
   Advances from Federal Home Loan Bank of Atlanta                             9,500,000                  9,000,000
                                                                       -----------------           ----------------

       Total liabilities                                                     117,818,037                109,933,307
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 800,991 shares in
     2003 and 636,871 in 2002                                                      8,010                      6,405
   Additional paid in capital                                                  7,948,421                  5,427,154
   Employee stock ownership plan debt                                            (77,016)                   (77,016)
   Deferred compensation - Management Recognition Plan                           (11,655)                   (11,655)
   Retained earnings                                                           8,284,572                  7,803,743
   Accumulated other comprehensive income, net                                    33,362                     37,676
                                                                       -----------------           ----------------

       Total stockholders' equity                                             16,185,694                 13,186,307
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                           $    134,003,731              $ 123,119,614
                                                                        ================              =============

                                    See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------


                                                           Three Months Ended June 30,              Six Months Ended June 30,
                                                           2002               2003                2002                   2003
                                                        ----------         ---------           ----------              ---------
                                                        (Unaudited)       (Unaudited)        (Unaudited)             (Unaudited)

INTEREST INCOME:
  Loans receivable                                     $1,972,391          $2,004,880         $3,903,170            $3,994,968
  Investment securities                                    76,298             116,663            146,571               238,774
  Dividends on FHLB stock                                  12,241              13,541             26,077                28,585
  Other interest-earning assets                             7,773               9,980             14,939                19,155
                                                        ---------          ----------         ----------             ---------
      Total interest income                             2,068,704           2,145,064          4,090,758             4,281,482
                                                        ---------          ----------         ----------             ---------


INTEREST EXPENSE:
  Interest expense on deposits                            561,620             706,768          1,131,832             1,501,282
  Borrowings                                              107,107             106,698            213,846               214,862
                                                        ---------          ----------         ----------             ---------
      Total interest expense                              668,726             813,466          1,345,677             1,716,144
                                                        ---------          ----------         ----------             ---------

      Net interest income                               1,399,978           1,331,598          2,745,081             2,565,338

  Provision for loan losses                                55,000             195,000            110,000               352,000
                                                        ---------          ----------         ----------             ---------
      Net interest income after
         provision for loan losses                      1,344,978           1,136,598          2,635,081             2,213,338
                                                        ---------          ----------          ---------             ---------

NON-INTEREST INCOME:
  Checking account fees                                    85,376              70,871            152,665               139,293
  ATM fees                                                 32,833              27,540             62,164                51,506
  Commission income                                         7,734              24,550             14,624                28,020
  Gain on sale of other real estate                             0                   0                  0               106,996
  Gain on sale of loans                                    62,673                   0            110,921                     0
  Other                                                    23,586              20,410             37,439                34,727
                                                        ---------          ----------         ----------             ---------
      Total non-interest income                           212,202             143,371            377,813               360,542
                                                        ---------          ----------         ----------             ---------

NON-INTEREST EXPENSE:
  Compensation and benefits                               515,280             431,410          1,055,608               853,889
  Occupancy                                                64,673              54,046            145,235               109,892
  Equipment and data processing
      expense                                             139,170             115,090            257,650               225,912
  SAIF deposit insurance premium                            3,973              14,444              8,131                29,054
  Amortization of intangible assets                             0              70,391                  0               140,783
  Other                                                   260,486             284,990            495,903               515,696
                                                        ---------          ----------         ----------             ---------
      Total non-interest expense                          983,582             970,371          1,962,527             1,875,226
                                                        ---------          ----------         ----------             ---------

INCOME BEFORE INCOME TAXES                                573,598             379,989          1,050,367               839,437
                                                        ---------          ----------         -----------            ---------

INCOME TAX EXPENSE                                        216,902             136,905            400,620               323,413
                                                        ---------          ----------         ----------             ---------

NET INCOME                                             $  356,696          $  243,084         $  649,747            $  516,024
                                                        =========          ==========         ==========             =========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                   (Continued)


                                 Three Months Ended June 30,  Six Months Ended June 30,
                                     2003          2002         2003         2002
                                     ----          ----         ----         ----
                                  (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)


NET INCOME                        $   356,696   $   243,084   $   649,747   $   516,024

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes           (10,459)      (14,189)      (10,459)       17,704
                                  -----------   -----------   -----------   -----------
TOTAL COMPREHENSIVE INCOME        $   346,237   $   228,895   $   639,288   $   533,728
                                  ===========   ===========   ===========   ===========

Earnings per common share and
  common share equivalent         $      0.45   $      0.39   $      0.88   $      0.83
                                  ===========   ===========   ===========   ===========

Earnings per common share -
  assuming full dilution          $      0.44   $      0.38   $      0.87   $      0.82
                                  ===========   ===========   ===========   ===========


Dividends paid per common share   $      0.10   $      0.10   $      0.20   $      0.20
                                  ===========   ===========   ===========   ===========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                                 2003               2002
                                                                                 ----               ----
                                                                              (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                               $    649,747    $    516,024
     Depreciation and amortization                                                 138,564         152,578
     Provision for loan losses                                                     110,000         352,000
     Gain on sale of OREO                                                               --        (106,996)
     Gain of sale of loans                                                         110,921)             --
       Excess servicing rights                                                     (30,434)             --
       Dividends reinvested                                                       (119,958)             --
       Net changes in:
          Accrued interest receivable and other assets                              (4,103)        158,177
          Other liabilities                                                        131,158        (110,576)
                                                                              ------------    ------------

          Net cash provided by operating activities                                764,053         961,207
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale                       (15,515,000)     (2,936,491)
   Purchases of investment securities held to maturity                                  --      (2,490,070)
   Proceeds from sales, maturities, calls and principal
     payments of investment securities available-for-sale                       16,309,744       5,334,716
   Proceeds from sales, maturities, calls and principal
     payments of investment securities held to maturity                                 --       3,000,000
   Purchase of stock in Federal Home Loan Bank                                     313,900              --
   Net decrease in loans                                                       (11,582,997)        681,391
    Proceeds from sales of other real estate                                            --         170,582
Purchases of property and equipment - net                                         (334,237)        (22,431)
                                                                              ------------    ------------

          Net cash provided by investing activities                            (10,808,590)      3,737,697
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease/increase in deposits                                             6,991,183      (3,570,561)
    Increase in advance payments by borrowers for
     property taxes and insurance                                                  463,313         465,297
    Proceeds from issuance of common stock                                       2,522,916          53,649
   Net increase in advances from
     Federal Home Loan Bank                                                        500,000              --
   Purchase of bank-owned life insurance                                        (3,200,000)             --
   Net decrease in short-term borrowings                                                --      (1,000,000)
   Payments of cash dividends                                                     (158,503)       (127,071)
                                                                              ------------    ------------

          Net cash used by financing activities                                  7,118,909      (4,178,686)
                                                                              ------------    ------------

DECREASE/INCREASE IN CASH AND
   CASH EQUIVALENTS                                                             (2,925,628)        520,488


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                4,524,959    5,546,242
                                                     ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $1,599,331   $6,066,730
                                                     ==========   ==========



Supplemental disclosures of cash flow information:

   Cash paid for income taxes                        $  390,000   $  128,000

   Cash paid for interest                             1,352,625    1,720,254

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

1.   GENERAL

           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2003 and 2002. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. NEW ACCOUNTING PRONOUNCEMENTS

           In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS No. 123's fair value method of accounting , if a company so elects. The Company will not adopt the fair value method of recording stock options under SFAS no. 123 and, accordingly, this standard will not have a material impact on result of operations, financial position or liquidity.

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE). The provisions of FIN 46 are effective July 1, 2003 for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. The Company had determined that the implementation of this standard will not have a material effect on the financial statements.

          In January 2003, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July 1, 2003. This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables. The Company has determined that EITF Issue No. 00-21 will not have a material effect on the financial statements.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has determined the implementation of this standard will not have a material effect on the financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments. This standard addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity. The Company has determined the implementation of this standard will not have a material effect on the financial statements.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2003

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

         CECIL FEDERAL. Cecil Federal is a community-oriented commercial bank chartered under the laws of the state of Maryland. It commenced operations in 1959 as a Federal savings and loan association and converted to a commercial bank in October 2002. . Cecil Federal is a member of the Federal Reserve System and the Federal Home Loan Bank ("FHLB") system, and its are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Cecil Federal' s primary business is the origination of real estate, commercial, and consumer loans secured in Cecil and Harford counties, Maryland, with funds obtained through the attraction of deposits, primarily certificate accounts with terms of 60 months or less, savings accounts and transaction accounts Cecil Federal purchases mortgage-backed securities and invests in other liquid investment securities when warranted by the level of excess funds. Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton, Rising Sun and North East, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

         Cecil Federal has two wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation. Cecil Service Corporation's primary business is acting as leasing agent for the North East Plaza Branch and Cecil Federal and Cecil Financial Services Corporation offer a full range of brokerage and investment services through a relationship with UVEST Investment Services. a.

         Cecil Federal' s business strategy is to operate as an independent community-oriented commercial bank dedicated to residential mortgage lending, and, to a lesser extent, construction, commercial real estate, commercial, and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) emphasizing residential mortgage lending through the origination of adjustable-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status combined with moderate growth.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002
------------------------------------------------------------------------

         The Company's assets increased by $10,884,117, or 8.8% to $134,003,731 at June 30, 2003 from $123,119,614 at December 31, 2002 primarily as a result of increases in loans receivable. Cash and due from banks increased by $68,479 to $1,054,868 at June 30, 2003 from $986,389 at December 31, 2002. Interest-bearing deposits decreased by $2,994,107, or 84.6% to $544,463 at June 30, 2003 from $3,538,570 at December 31, 2002. Investment securities held to maturity increased $2,683, or .1%, to $3,496,703 at June 30, 2003 from $3,494,020 at
December 31, 2002. Investment securities available for sale decreased $703,708, or 10.1%, to $6,290,678 at June 30, 2003 from $6,994,386 at December 31, 2002.
The decrease in investments available for sale is due to funding of loan growth.

         The loans receivable portfolio, net of the allowance for loan losses, increased by $11,362,076, or 11.2% to $112,932,951at June 30, 2003 from
$101,570,875 at December 31, 2002. Loans receivable before deduction of the allowance for loan losses increased by $ 11.5 million, or 11.2%, primarily as a result of a $7.2 million (73.3%) increase in commercial business loans and a $5.0 million (34.0 %) increase in commercial real estate loans, offset in part by a $ 4.0 million (6.6%) decline in portfolio one-to -four family residential mortgages, due mainly to the sale of fixed rate originations. (Please see the table of Loans Receivable later in this Management's Discussion.)

         The Company's stock investment in Federal Home Loan Bank of Atlanta decreased $313,900, or 32.9% as a result of a change in the required investments mandated by the FHLB. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 4.00%. Other assets increased $3,149,302, or 641.0% to $3,640,632 at June 30, 2003 from $491,330 at December 31, 2002 mainly due to a $3,200,000 investment in bank-owned life insurance.

         The Company's liabilities increased $7,884,730, or 7.2% to $117,818,037 at June 30, 2003 from $109,933,307 at December 31, 2002. Savings deposits increased $6,991,183, or 7.0% to $106,822,594 at June 30, 2003 from $99,831,411 at December 31, 2002. During the six months ended June 30, 2003, the Company's savings deposits increased due to marketing strategies combined with competitive pricing. Advances from the Federal Home Loan Bank of Atlanta increased by $500,000, or 5.6% to $9,500,000 at June 30, 2003 from $9,000,000 at December 31,
2002. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $463,311, or 85.0% to $1,008,272 at June 30, 2003 from $544,961 at December 31, 2002. Other liabilities decreased $69,765, or 14.5% to $410,154 at June 30, 2003 from $479,919 at December 31, 2002.

         The Company's stockholders' equity increased by $2,999,387, or 22.7% to $16,185,694 at June 30, 2003 from $13,186,307 at December 31, 2002. The increase was the result of an increase in retained earnings of $480,829, or 6.2% to $8,284,572 at June 30, 2003 from $7,803,743 at December 31, 2002, and an increase in additional paid in capital of $2,521,267, or 46.5%. The Company completed a private placement of 158,735 shares of newly issued common stock for gross proceeds of $2,508,013. The Company paid its regular dividend of $.10 per share for the quarter ended June 30, 2003.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2003: Net income for the three month period ended June 30, 2003 increased $113,612, or 46.7% to $356,696 as compared to net income for the same period in 2002 of $243,084. The annualized return on average assets and annualized return on average equity were 1.09% and 8.89% respectively, for the three-month period ended June 30, 2003. This compares to an annualized return on average assets and annualized return on average equity of 0.64% and 6.39% respectively, for the same period in 2002. Earnings per share and common share equivalent were $0.45 for the second quarter of 2003 compared to $0.39 for the same period in 2002, an increase of 15.4%, while earnings per common share assuming full dilution were $0.44 in 2003 compared to $0.38 in the second quarter of 2002, and increase of 15.8%.

         Net interest income, the Bank's primary source of income, increased 5.1%, or $68,380 for the three months ended June 30, 2003, over the same period in 2002. The weighted average yield on interest earning assets decreased from 7.34% for the three months ended June 30, 2002 to 6.66% for the three months ended June 30, 2003. The weighted average rate paid on interest bearing liabilities decreased from 3.15% for the three months ended June 30, 2002 to 2.57% for the three months ended June 30, 2003.

         Interest on loans receivable decreased by $32,489 or 1.6%, from $2,004,880 for the three months ended June 30, 2002 to $1,972,391 for the three months ended June 30, 2003. The decrease is attributable to a decrease in the weighed-average yield offset by an increase in the average balance outstanding. The average balance outstanding increased by $9,232,829 from $100,167,652 for the three months ended June 30, 2002 to $109,400,481 for the three months ending June 30, 2003. The weighted-average yield decreased from 8.01% for the three months ended June 30, 2002 to 7.21% for the three months ended June 30, 2003.

         Interest on investment securities decreased $40,365 or 34.6% from $116,663 for the three months ended June 30, 2002 to $76,298 for the three months ended June 30, 2003. The average outstanding balance increased $583,333 for the three months ended June 30, 2003 over the three months ended June 30, 2002. The weighted-average yield decreased from 3.97% for the three months ended June 30, 2002 to 2.47% for the three months ended June 30, 2003.

         Interest on other interest earning assets decreased $2,207, or 22.1% from $9,980 for the three months ended June 30, 2002 to $7,773 for the three months ended June 30, 2003. The decrease was attributable to a $1,315,233 decrease in the average outstanding balance for the three months ended June 30, 2003 over the three months ended June 30, 2002, and slight increase in the weighted-average yield, from .98% for the three months ended June 30, 2002 to 1.13% for the three months ended June 30, 2003. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on deposits decreased $145,148 or 20.5% from $706,768 for the three months ended June 30, 2002 to $561,620 for the three months ended June 30, 2003. The average balance outstanding increased $4,165,168, or 4.1% from $100,927,367 for the three months ended June 30, 2002 to $105,092,535 for the three months ended June 30, 2003. The weighted-average rate paid on deposits decreased from 2.99% for the three months ended June 30, 2002 to 2.30% for the three months ended June 30, 2003. Interest expense paid on borrowings remained constant. The slight increase in the average balance outstanding of $43,278 was offset by lower overnight funding rates. The weighted average rate remained constant at 4.74%.

         Non-interest income increased 48.0%, up $68,831 for the three months ended June 30, 2003, over the same period in 2002. Commission income decreased $16,816 or 68.5% from $24,550 for the three months ended June 30, 2002 to $7,734 for the three months ended June 30, 2003. ATM fees increased $5,293 or 19.2% from $27,540 for the months ended June 30, 2002 to $32,833 for the three months ended June 30, 2003. Gains on sale of loans increased 100.00% to $62,673 for the three months ended June 30, 3003 over the same period in 2002. This is a result of the Bank returning to the Fixed Rate Loan and FHLMC Secondary Market Program. Other income increased $3,176 or 15.6% from $20,410 to $23,586 for the period noted.

         Non-interest expense increased 9.3%, up $83,602 for the three months ended June 30, 2003, over the same period in 2002. Compensation and benefits increased 19.4% for the three months ended June 30, 2003 over the same period in 2002. This is attributable to an increase in full time equivalent employees needed to staff the new Rising Sun Branch. In June 2003, the Board of Directors of Cecil Federal authorized the creation of an unfunded supplemental executive retirement plan designed to provide retirement benefits, and benefits in the event of death, to key executive officers including the Chairman, the President and Chief Executive Officer, and the Executive Vice President and Chief Operating Officer, and authorized the creation of an unfunded survivor benefit program for certain other officers and employees designed to provide benefits in the event of their death while employed by Cecil Federal. Cecil Federal purchased single premium life insurance to provide it with income and death benefits upon the death of key officers and certain other officers. No officers or employees have any ownership interest in this insurance or its proceeds, which are owned solely by Cecil Federal. These plans and the investment in life insurance did not have a material effect on earnings for the second quarter of 2003. Occupancy expense and Equipment and data processing expenses increased 20.5% over the same period in 2002. This is a direct result of an effort to update the company's computer software and hardware. The SAIF deposit premium decreased $10,471, or 72.5% for the three months ended June 30, 2003 over the same period in 2002. Other expenses decreased $24,504, or 8.6% to $260,486 for the three months ended June 30, 2003 from $284,990 for the three months ended June 30, 2002.

         Income tax expense for the three-month period ended June 30, 2003 and 2002 was $216,902 and $136,905 respectively, which equates to effective rates of 37.8% and 36.1% respectively.

Six Months Ended June 30, 2003: Net income for the six-month period ended June 30, 2003 increased $133,723 or 25.9% to $644,747, compared to net income of $516,024 for the same period in 2002. The annualized return on average assets and annualized return on average equity were 1.01% and 8.85% respectively, for the six-month period ended June 30, 2003. This compares to an annualized return on average assets and annualized return on average equity of 0.69% and 6.92% respectively, for the same period in 2002. Earnings per share and common share equivalent were $0.88 for the first half of 2003 compared to $0.83 for the same period in 2002, an increase of 6.0%, while earnings per common share assuming full dilution were $0.87 in 2003 compared to $0.82 in the first half of 2002, and increase of 6.1%.

         Net interest income, the Bank's primary source of income, increased 7.0% up $179,743 for the six months ended June 30, 2003, over the same period in 2002. The weighted-average yield on interest earning assets decreased from 7.29% for the six months ended June 30, 2002 to 6.66% for the six months ended June 30, 2003. The weighted average rate paid on interest bearing liabilities decreased from 3.30% for the six months ended June 30, 2002 to 2.57% for the six months ended June 30, 2003.

         Interest on loans receivable decreased by $91,798 or 2.3%, from $3,994,968 for the six months ended June 30, 2002 to $3,903,170 for the six months ended June 30, 2003. The average balance outstanding increased $5,325,756 or 5.3% from $100,623,707 to $105,949,463 for the period noted above. The weighted-average yield decreased from 7.94% for the six months ended June 30, 2002 to 7.37% for the six months ended June 30, 2003.

         Interest on investment securities decreased $92,203 or 38.6% from $238,774 for the six months ended June 30, 2002 to $146,571 for the six months ended June 30, 2003. The average outstanding balance decreased $800,723 for the six months ended June 30, 2003 from the six months ended June 30, 2002. The weighted-average yield decreased from 3.69% for the six months ended June 30, 2002 to 2.41% for the six months ended June 30, 2003. Interest on other interest earning assets decreased $4,216, or 22.0%, from $19,155 for the six months ended June 30, 2002 to $14,939 for the same period in 2003. The average outstanding balance increased $886,260, or 30.5%, from $2,910,098 for the six months ended June 30, 2002 to $3,796,358 for the six months ended June 30, 2003. The weighted-average yield decreased from 1.32% for the six months ended June 30, 2002 to .79% for the six months ended June 30, 2003.

         Interest on deposits decreased $369,450, or 24.6% from $1,501,282 for the six months ended June 30, 2002 to $1,131,832 for the six months ended June 30, 2003. The average balance outstanding increased $1,913,373 for the period noted above. The weighted-average rate paid on deposits decreased from 3.16% for the six months ended June 30, 2002 to 2.37% for the six months ended June 30, 2003. Interest expense paid on borrowings decreased $1,016, or .5% from $214,862 for the six months ended June 30, 2002 to $213,846 for the six months ended June 30, 2003. The average balance outstanding decreased $366,022 or 3.9% from $9,430,939 for the six months ended June 30, 2002 to $9,064,917 for the six months ended June 30, 2003. The weighted average cost of funds borrowed increased from 4.56% for the six months ended June 30, 2002 to 4.72% for the six months ended June 30, 2003.

         Non-interest income increased $17,271 or 4.57% to $377,813 for the six months ended June 30, 2003 from $360,542 for the same period in 2002. Checking account fees increased by 9.6% for the period noted above. Commission income decreased $13,396, or 47.8% for the six months ended June 30, 2003 over the same period in 2002. The decrease was the result of decreased sales of insurance and investments products. Other income decreased $104,284 or 73.6% for the period noted. The decrease was attributable to a gain on the sale of real estate during the first quarter of 2002.

         Non-interest expense increased $228,084 or 13.2% to $1,962,527 for the six-month period ended June 30, 2003 from $1,734,443 for the six months ended June 30, 2002. Compensation and benefits increased 23.6% or $201,719 for the six months ended June 30, 2003 over the same period in 2002. This is a direct result of an increase in full time equivalent employees during the past year. Occupancy expense increased $35,343 or 32.2% to $145,235 for the six months ended June 30, 2003 from $109,892 for the six months ended June 30, 2002. Equipment and data processing expenses increased $31,738 or 14.0% for the six months ended June 30, 2003 over the same period in 2002. This is a direct result of an effort to update the company's computer hardware and software. The SAIF deposit premium decreased $20,923 or 72.0% for the six months ended June 30, 2003 over the same period in 2002. Other expenses decreased $19,793 or 3.8% for the six months ended June 30, 2003 over the same period in 2002.

         Income tax expense for the six-month period ended June 30, 2003 and 2002 was $400,620 and $323,413, which equates to effective rates of 38.1% and 38.5%, respectively.

Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates



                                                                      June 30,                  December 31.
                                                               -----------------             -------------------
                                                                       2003                         2002
                                                               -----------------             -------------------
                                                               Amount        %               Amount          %
                                                               ------      -----            -------        -----
                                                                            (Dollars in thousands)

Type of Loan
------------

Real estate loans:
  Construction loans .....................................  $   6,662       5.86%            $  5,871       5.75%
  One- to four-family residential and home equity ........     56,975      50.13               61,026      59.72
  Multi-family residential................................      2,528       2.22                2,559       2.50
  Land....................................................      2,065       1.82                1,781       1.74
  Commercial..............................................     19,830      17.45               14,803      14.49

Commercial business loans.................................     16,952      14.92                9,783       9.57

Consumer loans:
  Automobile loans........................................      1,200       1.06                1,528       1.50
  Education loans.........................................         21       0.02                   18       0.02
  Savings account loans...................................      1,020       0.90                  928       0.91
  Personal loans..........................................      6,390       5.62                3,887       3.80
                                                              -------      -----             --------      -----
      Subtotal loans......................................    113,643     100.00%             102,184     100.00%
                                                                          ======                          ======

Less: Loan loss reserve...................................        710                             613
                                                            ---------                        --------

     Total loans..........................................  $ 112,933                        $101,571
                                                             ========                        ========


Nonperforming Assets

Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets at June 30:

                                                June 30            December 31
(Dollars in thousands)                           2003                 2002
--------------------------------------------------------------------------------
Non-accrual loans                              $   830               $   578
Loans 90 days or more past due                      42                    35
Restructured loans                                   0                     0
                                               -------               -------
Total Nonperforming Loans                          872                   613
Other real estate owned, net                         0                     0
                                               -------               -------
Total Nonperforming Assets                     $   872               $   613
                                               =======               =======
Nonperforming loans to total loans                 .77%                   .60%
Nonperforming assets to total assets               .65                    .50


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. During the first three months of 2002, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at June 30, 2003 was $710,000, (0.62% of total loans), an increase of $97,000 (15.8%) from the $613,000 allowance (0.60% of loans) at December 31, 2002. Annualized charge offs for the first six months of 2003 were 0.11 % of average loans, down from the 0.43% of average loans recorded for the year 2002. Total nonperforming loans at June 30, 2003 were $872,000, up $259,000 (42.3%) from year-end 2002. However, a significantly larger amount of nonperforming loans at June 30, 2003 consisted of residential real estate loans, which generally have the lowest loss rates. At June 30, 2003, nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $46,000, up $11,000 (31.4%) from year-end 2002. The increases in the allowance and the percentage of allowance to loans are due in part to the effects on the allowance calculations of an increase in balance and the percentage of total loans comprised of loans other than one-to-four family residential and home equity loans. At June 30, 2003, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 50.13% of the portfolio, compared to 59.72% at December 31, 2002. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first six months of 2003 was $110,000, down $242,000, or 68.7%, from the first six months of 2002.

A summary of activity in the allowance is shown below.


                                                       Six Months Ended    12 Months Ended
                                                        June 30, 2003     December 31, 2002
                                                        -------------     -----------------
                                                                 (In thousands)

Balance at beginning of period.........................     $   613        $   326
                                                            -------        -------

Loans charged-off:

  Residential real estate mortgage loans...............          --
  Commercial...........................................          --             49
  Consumer.............................................          60            271
                                                            -------        -------
Total charge-offs......................................          60            320
                                                            -------        -------
Recoveries:
  Residential real estate mortgage loans...............          --             --
  Commercial...........................................          --             --
  Consumer.............................................          47             38
                                                            -------        -------
Total recoveries.......................................          47             38
                                                            -------        -------
Net loans charged-off..................................          13            282
                                                            -------        -------
Provision for loan losses..............................         110            569
                                                            -------        -------
Balance at end of period...............................     $   710        $   613
                                                            =======        =======
Net charge-offs to average loans
  outstanding during the period (annualized)...........        0.05%          0.28%
Allowance for loan losses to loans.....................        0.62%          0.60%
Allowance for loan losses to nonperforming loans.......       81.42%         99.82%


Analysis of Savings Deposits
----------------------------

     The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.


                                     Balance at                                Balance at
                                      June 30,             %                 December 31,          %
                                        2003            Deposits                  2002         Deposits
                                      --------          --------                -------        --------
                                                            (Dollars in thousands)

Regular checking.................    $   7,905           7.41%                $  6,185           6.20%
NOW accounts.....................       10,362           9.71                    9,815           9.84
Passbook.........................       11,728          10.97                   11,327          11.36
Statement savings................        5,898           5.52                    4,511           4.53
Money market.....................        4,212           3.94                    4,435           4.46
Christmas and Vacation club......          224            .20                       89           0.02
Certificates of Deposit..........       48,087          45.02                   46,223          46.30
IRA Certificates of Deposit......        8,714           8.16                    8,907           8.93
Money Market Certificates........        9,693           9.07                    8,339           8.36
                                     ---------        -------               ----------        -------
                                     $ 106,823         100.00%                 $99,831         100.00%
                                     =========         ======               ==========        =======


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

Item 3. Controls and Procedures

     Cecil Bancorp's management, under the supervision and with the participation of its President and Chief Executive Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II. Other Information:

         Item 1.  Legal Proceedings -

                              Not Applicable

         Item 2.  Changes in Securities -

                              Not Applicable

         Item 3.  Defaults Upon Senior Securities -

                              Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

 The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 7, 2003, at 9:00a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing two members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                         Shares                     Shares
                                          Voted       Shares         Not
                                          "For"     "Withheld"      Voted
                                          -----     ----------      -----

To serve for a three-year term:

Mary B. Halsey                           442,453         763        355,493

Thomas L. Vaughan, Sr.                   423,257      19,959        355,493


         Item 5.  Other Information -

                              Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K
                   Exhibits
                   --------

                    Exhibit 10.1      Form of Cecil Federal Bank
                                      Supplemental Executive Retirement
                                      Plan covering Charles F. Sposato,
                                      Chairman; Mary B. Halsey, President
                                      and Chief Executive Officer; and
                                      Brian J. Hale, Executive Vice
                                      President and Chief Operating
                                      Officer

                    Exhibit 31        Rule 131-14(a)/15d-14(a) Certification
                    Exhibit 32 18 U.S.C. Section 1350 Certification Reports on Form 8-K
                    -------------------

                           The Company did not file any report on Form 8-K for
                 the period ending June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          CECIL BANCORP, INC.



Date:      August 14, 2003       by: /s/  Mary Beyer Halsey

                                          Mary Beyer Halsey

                                          President and Chief Executive Officer