Form 10QSB
period 2003-09-30
CECIL BANCORP INC
filed 2003-11-14
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                   FORM 10-QSB

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003.

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

                                     801,510
                                     -------

                       CECIL BANCORP INC. AND SUBSIDIARIES

                                    CONTENTS
                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements (unaudited)

                    Consolidated Statements of Financial Condition -
                    September 30, 2003 and  December 31, 2002                  3

                    Consolidated Statements of Income and Comprehensive
                    Income for the Nine and Three Months Ended
                    September 30, 2003 and 2002                                4

                    Consolidated Statements of Cash Flows
                    for Nine Months Ended September 30, 2003 and 2002          6

                    Notes to Consolidated Financial Statements                 7

           ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     9-17

           ITEM 3.  Controls and Procedures                                   17

PART II. OTHER INFORMATION                                                    18

SIGNATURES                                                                    18

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                September 30,    December 31,
                                                                    2003              2002
                                                                -------------    -------------
                                                                 (Unaudited)
ASSETS
Cash and due from banks                                         $     974,698    $     986,389
Interest bearing deposits with banks                                3,341,713        3,538,570
Investment securities:
   Securities held-to-maturity (fair value of $3,495,115
     in 2003 and $3,495,315 in 2002)                                3,497,820        3,494,020
   Securities available-for-sale-at fair value                      4,288,792        6,994,386
Loans receivable                                                  115,996,643      102,183,554
   Less: Allowance for loan losses                                   (762,048)        (612,679)
                                                                -------------    -------------
       Loans receivable, net                                      115,234,595      101,570,875
Property and equipment - net                                        2,689,436        2,202,506
Stock in Federal Reserve Bank - at cost                               117,850          117,850
Stock in Federal Home Loan Bank of Atlanta - at cost                  641,100          955,000
Accrued interest receivable                                           738,404          524,892
Goodwill and other intangible assets                                2,278,432        2,243,796
Other assets                                                        3,755,954          491,330
                                                                -------------    -------------

       TOTAL ASSETS                                             $ 137,558,793    $ 123,119,614
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                             $ 111,037,030    $  99,831,411
   Advance payments by borrowers for property
     taxes and insurance                                              248,948          544,961
   Employee stock ownership plan debt                                  77,016           77,016
   Other liabilities                                                  723,389          479,919
   Advances from Federal Home Loan Bank of Atlanta                  9,000,000        9,000,000
                                                                -------------    -------------
       Total liabilities                                          121,086,383      109,933,307
                                                                -------------    -------------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 801,510 shares in
     2003 and 640,559 in 2002                                           8,015            6,405
   Additional paid in capital                                       7,959,223        5,427,154
   Employee stock ownership plan debt                                 (77,016)         (77,016)
   Deferred compensation - Management Recognition Plan                (11,655)         (11,655)
   Retained earnings                                                8,559,685        7,803,743
   Accumulated other comprehensive income, net                         34,157           37,676
                                                                -------------    -------------
       Total stockholders' equity                                  16,472,410       13,186,307
                                                                -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $ 137,558,793    $ 123,119,614
                                                                =============    =============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                2003            2002                  2003             2002
                                            -----------      -----------          -----------      -----------
                                            (Unaudited)      (Unaudited)          (Unaudited)      (Unaudited)
INTEREST INCOME:
  Loans receivable                          $ 2,217,605      $ 1,927,916          $ 6,120,775      $ 5,922,884
  Investment securities                          37,308          118,510              183,879          357,284
  Dividends on FHLB stock                         8,054           12,500               34,131           41,085
  Other interest-earning assets                   6,573            8,393               21,512           27,548
                                            -----------      -----------          -----------      -----------
      Total interest income                   2,269,540        2,067,319            6,360,297        6,348,801
                                            -----------      -----------          -----------      -----------
INTEREST EXPENSE:
  Interest expense on deposits                  554,264          658,378            1,686,095        2,159,661
  Borrowings                                    107,467          110,270              321,313          325,132
                                            -----------      -----------          -----------      -----------
      Total interest expense                    661,731          768,648            2,007,408        2,484,792
                                            -----------      -----------          -----------      -----------
      Net interest income                     1,607,809        1,298,671            4,352,889        3,864,009
  Provision for loan losses                      55,000          150,000              165,000          502,000
                                            -----------      -----------          -----------      -----------
      Net interest income after
         provision for loan losses            1,552,809        1,148,671            4,187,889        3,362,009
                                            -----------      -----------          -----------      -----------
NONINTEREST INCOME:
  Checking account fees                          83,724           74,344              236,389          213,638
  ATM  fees                                      25,607           28,695               87,771           80,201
  Commission income                              12,077           10,546               26,701           38,566
      Gain on sale of loans                      38,646                0              149,567                0
  Loss on Sale of investment securities         (41,775)               0              (41,775)               0
  Other                                          10,865           24,709               48,304          166,431
                                            -----------      -----------          -----------      -----------
      Total noninterest income                  129,144          138,294              506,957          498,835
                                            -----------      -----------          -----------      -----------
NONINTEREST EXPENSE:
  Compensation and benefits                     652,722          459,708            1,708,331        1,313,597
  Occupancy                                      74,710           55,901              219,944          165,792
  Equipment and data processing
      expense                                   139,540          114,875              397,190          340,787
  SAIF deposit insurance premium                  4,008           14,078               12,139           43,132
  Other                                         251,051          230,660              746,954          746,356
                                            -----------      -----------          -----------      -----------
      Total noninterest expense               1,122,031          875,222            3,084,558        2,609,665
                                            -----------      -----------          -----------      -----------
INCOME BEFORE INCOME TAXES                      559,922          411,743            1,610,288        1,251,180
                                            -----------      -----------          -----------      -----------
INCOME TAX EXPENSE                              215,936          161,143              616,556          484,557
                                            -----------      -----------          -----------      -----------
NET INCOME                                  $   343,986      $   250,600          $   993,732      $   766,623
                                            ===========      ===========          ===========      ===========


(continued)

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                   (Continued)

                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                        --------------------------------     -------------------------------
                                             2003             2002               2003               2002
                                          -----------      -----------        -----------       -----------
                                          (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)
NET INCOME                                 $ 343,986        $ 250,600          $ 993,732         $ 766,623

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                      795           52,430             (3,519)           70,134
                                           ---------        ---------          ---------         ---------
TOTAL COMPREHENSIVE INCOME                 $ 344,781        $ 303,030          $ 990,213         $ 836,757
                                           =========        =========          =========         =========
Earnings per common share basis            $    0.43        $    0.40          $    1.32         $    1.23
                                           =========        =========          =========         =========
Earnings per common share - diluted        $    0.43        $    0.39          $    1.30         $    1.21
                                           =========        =========          =========         =========


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                             2003                 2002
                                                                         -------------        ------------
                                                                          (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                          $    993,732         $    766,623
     Depreciation and amortization                                            132,450              194,886
     Provision for loan losses                                                165,000              502,000
     Gain on sale of loans                                                   (149,567)                  --
     Excess servicing rights                                                  (34,636)                  --
     Reinvested dividends                                                    (146,560)            (100,321)
     Originations of loans held for sale                                   (7,811,952)                  --
     Proceeds from sales of loans held for sale                             7,961,519                   --
     Net change in:
       Accrued interest receivable and other assets                        (3,463,496)             178,103
       Other liabilities                                                      243,469              (91,553)
                                                                         ------------         ------------
              Net cash (used in) provided by operating activities          (2,110,041)           1,449,738
                                                                         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                  (14,550,000)          (7,535,731)
   Purchases of investment securities held to maturity                     (9,464,564)          (5,972,557)
   Proceeds from maturities, calls and principal payments of
     investment securities available-for-sale                              17,382,529            9,153,983
   Proceed for maturities, calls and principal payments of
     investment securities held to maturity                                 9,500,000            5,500,000
   Sale of stock in Federal Home Loan Bank                                    313,900                   --
   Net (increase) decrease in loans                                       (13,828,720)           1,502,619
   Proceeds from sales of real estate owned                                        --              172,753
   Purchases of property and equipment - net                                 (657,146)             (33,427)
                                                                         ------------         ------------
              Net cash provided by (used in) investing activities         (11,304,001)           2,787,640
                                                                         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                     11,205,619           (4,788,434)
   Decrease in advance payments by borrowers for
     property taxes and insurance                                            (296,013)            (301,624)
   Proceeds from issuance of common stock                                   2,533,679               88,936
   Net decrease increase in short-term borrowings                                  --           (1,000,000)
   Payments of cash dividends                                                (237,790)            (187,504)
                                                                         ------------         ------------
              Net cash provided by (used in) financing activities          13,205,495           (6,188,626)
                                                                         ------------         ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              208,547           (1,951,248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            4,524,959            5,546,242
                                                                         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  4,316,412         $  3,594,994
                                                                         ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for income taxes                                            $    527,806         $    600,000
   Cash paid for interest                                                   2,006,160            2,476,041


                      CECIL BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    1. GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2003 and 2002. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                              --------------------------------------------------------------------
                                                                   2003            2002                  2003           2002
                                                              --------------------------------------------------------------------
     Basic:
           Net Income available to common stockholders           $343,986        $250,600              $993,732        $766,623
                                                              --------------------------------------------------------------------
           Average common shares outstanding                      793,298         627,409               755,475         624,722
                                                              --------------------------------------------------------------------
             Basic net income per share                          $   0.43        $   0.40              $   1.32        $   1.23
                                                              ====================================================================
    Diluted:
           Net Income available to common stockholders           $343,986        $250,600              $993,732        $766,623
                                                              --------------------------------------------------------------------
           Average common shares outstanding                      793,298         627,409               755,475         624,722

           Stock option adjustment                                 10,143           9,535                10,232           8,795
                                                              --------------------------------------------------------------------
           Average common shares outstanding - diluted            803,441         636,944               765,707         633,517
                                                              --------------------------------------------------------------------
             Diluted net income per share                        $   0.43        $   0.39              $   1.30        $   1.21
                                                              ====================================================================

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

               In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE). The provisions of FIN 46 are effective July 1, 2003 for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. The Company had determined that the implementation of this standard would not have a material effect on the financial statements.

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

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2003

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

         CECIL FEDERAL. Cecil Federal is a community-oriented financial institution, which commenced operations in 1959 as a Federal savings and loan association. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since 1959. Cecil Federal' s deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the FDIC and it is a member of the FHLB of Atlanta and the Federal Reserve System.

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

         Cecil Federal has two wholly owned subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation. Cecil Service Corporation's primary business is acting as leasing agent for the North East Plaza Branch and Cecil Financial Services Corporation and Cecil Federal offer a full range of brokerage and investment services.

         Cecil Federal' s business strategy is to operate as an independent community-oriented commercial bank dedicated to residential mortgage lending, and, to a lesser extent, commercial real estate, commercial business, construction and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) emphasizing residential mortgage lending through the origination of adjustable-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status combined with moderate growth.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002
-----------------------------------------------------------------------------

         The Company's assets increased by $14,439,179, or 11.7% to $137,558,793 at September 30, 2003 from $123,119,614 at December 31, 2002. Cash and due from banks decreased by $11,691 or 1.2% to $974,698 at September 30, 2003 from $986,389 at December 31, 2002. The loans receivable portfolio, net of the allowance for loan losses, increased by $13,663,720 or 13.5% to $115,234,595 at September 30, 2003 from $101,570,875 at December 31, 2002. This increase is attributable to the Bank's ongoing Business Development program. Interest-bearing cash decreased by $196,856 or 5.6% to $3,341,713 at September 30, 2003 from $3,538,570 at December 31, 2002. Investment securities held to maturity increased $3,800, or 0.1%, to $3,497,820 at September 30, 2003 from $3,494,020 at December 31, 2002. Investment securities available for sale decreased $2,705,594 or 38.7%, to $4,288,792 at September 30, 2003 from
$6,994,386 at December 31, 2002. These funds were primarily used to fund the increase in the loan portfolio.

         The loans receivable portfolio, net of the allowance for loan losses, increased by $13,663,720 or 13.5% to $115,234,595 at September 30, 2003 from
$101,570,875 at December 31, 2002. Loans receivable before deduction of the allowance for loan losses increased by $ 13.8 million, or 13.5%, primarily as a result of a $ 8.2 million (84.1%) increase in commercial business loans and a $4.5 million (30.4 %) increase in commercial real estate loans, and a $2.5 million (140.4%) increase in Land loans, offset in part by a $ 4.0 million (7.0%) decline in portfolio one-to-four family residential mortgages, due mainly to the sale of fixed rate originations. (Please see the table of Loans Receivable later in this Management's Discussion.)

         The Company's stock investment in Federal Home Loan Bank of Atlanta decreased $313,900, or 32.9% as a result of a change in the required investments mandated by the FHLB. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 4.00%. Other intangible assets increased $34,636 or 1.5%, primarily due to and increase in mortgage servicing rights. Other assets increased $3,264,624 or 664.4% to $3,755,954 at September 30, 2003 from $491,330 at December 31, 2002. During the quarter ended September 30, 2003 the bank purchased $3,250,000 of bank-owned life insurance in order to fund employee benefit programs which is included in other assets.

         The Company's liabilities increased $11,153,076, or 10.1% to $121,086,383 at September 30, 2003 from $109,933,307 at December 31, 2002.
Savings deposits increased $11,205,619, or 11.2% to $111,037,030 at September 30, 2003 from $99,831,411 at December 31, 2002. During the nine months ended September 30, 2003, the Company's savings deposits increased due to diversity in marketing strategies on deposits. Advances from the Federal Home Loan Bank of Atlanta remained the same. Escrow payments received in advance for the payment of taxes and insurance on loans receivable decreased $296,013, or 54.3% to $248,948 at September 30, 2003 from $544,961 at December 31, 2002 primarily due to the annual payment of taxes in September. Other liabilities increased $243,470, or 50.7% to $723,389 at September 30, 2003 from $479,919 at December
31, 2002, primarily as a result of U.S. Savings Bonds in collection and FHLMC payment in process.

         The Company's stockholders' equity increased by $3,286,103, or 24.9% to $16,472,410 at September 30, 2003 from $13,186,307 at December 31, 2002. The increase was the result of an increase in retained earnings of $755,942, or 9.7% to $8,559,685 at September 30, 2003 from $7,803,743 at December 31, 2002, and an increase in additional paid in capital of $2,521,267, or 46.5%. The Company completed a private placement of 158,735 shares of newly issued common stock for gross proceeds of $2,508,013. The Company paid its regular dividend of $.10 per share for the quarter ended September 30, 2003.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003: Net income for the three month period ended September 30, 2003 increased $40,956 or 13.5% to $343,986 as compared to net income for the same period in 2002 of $303,030. The annualized return on average assets and annualized return on average equity were 1.02% and 8.66% respectively, for the three-month period ended September 30, 2003. This compares to an annualized return on average assets and annualized return on average equity of 0.80% and 7.84% respectively, for the same period in 2002. The average interest rate spread increased .51%, or 12.4%, from 4.12% for the quarter average ended September 30, 2002 to 4.63% for the quarter average ended September 30, 2003. The average net interest margin increased .48%, or 10.8%, from 4.46% for the quarter average ended September 30, 2002 to 4.94% for the quarter average ended September 30, 2003.

         Net interest income, the Company's primary source of income, increased 23.8%, or $309,138 for the three months ended September 30, 2003, over the same period in 2002. The weighted average yield on interest earning assets decreased from 7.1% for the three months ended September 30, 2002 to 6.97% for the three months ended September 30, 2003. The weighted average rate paid on interest bearing liabilities decreased from 2.98% for the three months ended September 30, 2002 to 2.34% for the three months ended September 30, 2003.

         Interest on loans receivable increased by $289,689 or 15.0%, from $1,927,916 for the three months ended September 30, 2002 to $2,217,605 for the three months ended September 30, 2003. The increase is attributable to an increase in the average balance outstanding and a decrease in the weighted-average yield. The average balance outstanding increased by $15,382,765 from $99,660,044 for the three months ended September 30, 2002 to $115,042,809 for the three months ending September 30, 2003. The weighted-average yield decreased from 7.74% for the three months ended September 30, 2002 to 7.71% for the three months ended September 30, 2003.

         Interest on investment securities decreased $81,203 or 68.5% from $118,510 for the three months ended September 30, 2002 to $37,308 for the three months ended September 30, 2003. The average outstanding balance decreased $4,643,792 from $13,505,635 for the three months ended September 30, 2002 to $8,861,843 for the three months ending September 30, 2003. The weighted-average yield decreased from 3.51% for the three months ended September 30, 2002 to 1.68% for the three months ended September 30, 2003.

         Interest on other interest earning assets decreased $1,820 or 21.7% from $8,393 for the three months ended September 30, 2002 to $6,573 for the three months ended September 30, 2003. The decrease was the result of a $3,240,614 increase in the average outstanding balance for the three months ended September 30, 2003 over the three months ended September 30, 2002 offset by a decrease in the weighted-average yield, from 1.43% for the three months ended September 30, 2002 to 0.47% for the three months ended September 30, 2003. Other investments primarily are short-term liquidity accounts with variable rates.

         Interest on savings deposits decreased $104,115 or 15.8% from $658,378 for the three months ended September 30, 2002 to $554,263 for the three months ended September 30, 2003. The average balance outstanding increased $11,013,432 for the period noted above. The weighted-average rate paid on deposits decreased from 2.79% for the three months ended September 30, 2002 to 2.14% for the three months ended September 30, 2003. Interest expense paid on borrowings decreased $2,802, or 2.5% from $110.270 for the three months ended September 30, 2002 to $107,467 for the three months ended September 30, 2003. The average balance outstanding increased $666,667 for the period noted above. The weighted average yield decreased from 4.90% for the three months ended September 30, 2002 to 4.45% for the three months ended September 30, 2003.

         Non interest income decreased 6.6%, up $9,150 for the three months ended September 30, 2003, over the same period in 2002. ATM fees decreased $3,087, or 10.3%. Checking account fees increased $9,379, or 12.6%. Commission income increased $1,531 or 14.5% from $10,546 for the three months ended September 30, 2002 to $12,077 for the three months ended September 30, 2003. Gain on sale of loans increased 100.0%, up $38,646 for the three months ended September 30, 2003 as compared to the same period in 2002. Loss on sale of investments increased $41,775, or 100% over the same period due to sale of mutual funds to fund Loan Portfolio Growth. Other income decreased $13,845 or 56.0% from $24,709 for the three months ended September 30, 2002 to $10,865 for the three months ended September 30, 2003.

         Non interest expense increased $246,809 or 28.2% for the three months ended September 30, 2003, over the same period in 2002. Compensation and benefits increased $193,015, or 42.0% for the three months ended September 30, 2003 over the same period in 2002 primarily due to an increase in staff. Occupancy expense increased $18,809, or 33.6% from $55,901 for the three months ended September 30, 2002 from $74,709 for the three months ended September 30, 2003 primarily due to the addition of Rising Sun Branch and The Loan Center facility. Equipment and data processing expenses increased $24,666, or 21.5% from $114,875 for the three months ended September 30, 2002 to $139,540 for the three months ended September 30, 2003 primarily due to new computer technology upgrade. The SAIF deposit premium decreased $10,070, or 71.5% from $14,078 for the three months ended September 30, 2002 to $4,008 for the three months ended September 30, 2003. Other expenses increased $20,371, or 8.8% from $230,660 for the three months ended September 30, 2003 to $251,051 for the three months ended September 30, 2003.

         Income tax expense for the three-month period ended September 30, 2003 and 2002 was $215,936 and $161,143, respectively, which equates to effective rates of 38.5% and 39.1% respectively.

Nine Months Ended September 30, 2003: Net income for the nine month period ended September 30, 2003 increased $227,109 or 29.6% to $993,732, compared to net income of $766,623 for the same period in 2002. The annualized return on average assets and annualized return on average equity were 1.00% and 8.51% respectively, for the nine month period ended September 30, 2003. This compares to an annualized return on average assets and annualized return on average equity of 0.69% and 6.78% respectively, for the same period in 2002. The average interest rate spread increased .29%, or 7.2%, from 4.02% for the quarter average ended September 30, 2002 to 4.31% for the quarter average ended September 30, 2003. The average net interest margin increased .27%, or 6.2%, from 4.39% for the quarter average ended September 30, 2002 to 4.66% for the quarter average ended September 30, 2003.

         Net interest income, the Company's primary source of income, increased 12.7% up $488,880 for the nine months ended September 30, 2003, over the same period in 2002. The weighted-average yield on interest earning assets decreased from 7.21% for the nine months ended September 30, 2002 to 6.80% for the nine months ended September 30, 2003. The weighted average rate paid on interest bearing liabilities decreased from 3.19% for the nine months ended September 30, 2002 to 2.50% for the nine months ended September 30, 2003.

         Interest on loans receivable increased by $197,891 or 3.3%, from $5,922,884 for the nine months ended September 30, 2002 to $6,120,775 for the nine months ended September 30, 2003. The average balance outstanding increased $8,678,092 from $100,302,486 for the nine months ended September 30, 2002 to $108,980,578 for the nine months ended September 30, 2003. The weighted-average yield decreased from 7.87% for the nine months ended September 30, 2002 to 7.49% for the nine months ended September 30, 2003.

         Interest on investment securities decreased $173,405 or 48.5% from $357,284 for the nine months ended September 30, 2002 to $183,879 for the nine months ended September 30, 2003. The average outstanding balance decreased $2,447,418 for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. The weighted-average yield decreased from 3.60% for the nine months ended September 30, 2002 to 2.28% for the nine months ended September 30, 2003.

         Interest on other interest earning assets decreased $6,954, or 16.9%, from $41,085 for the nine months ended September 30, 2002 to $34,131 for the same period in 2002. The weighted-average yield decreased from 1.25% for the nine months ended September 30, 2002 to .71% for the nine months ended September 30, 2003. The average outstanding balance increased $1,071,377 from $2,949,858 for the nine months ended September 30, 2002 to $4,021,235 for the nine months ended September 30, 2003.

         Interest on savings deposits decreased $473,566 or 21.9% from $2,159,661 for the nine months ended September 30, 2002 to $1,686,095 for the nine months ended September 30, 2003. The average balance outstanding increased $4,946,726, or 4.9%, from $100,695,065 for the nine months ended September 30, 2002 to $105,641,791 for the nine months ended September 30, 2003. The weighted-average rate paid decreased from 3.04% for the nine months ended September 30, 2002 to 2.29% for the nine months ended September 30, 2003. Interest expense paid on borrowings decreased $3,819, or 1.2% from $325,132 for the nine months ended September 30, 2002 to $321,313 for the nine months ended September 30, 2003. The weighted average cost of funds increased from 4.67% for the nine months ended September 30, 2002 to 4.70% for the nine months ended September 30, 2003. The average balance outstanding decreased $164,835 or 1.8% from $9,289,377 for the nine months ended September 30, 2002 to $9,124,542 for the nine months ended September 30, 2003.

         Non interest income increased $8,122 or 1.6% from $498,835 for the nine months ended September 30, 2002 to $506,957 for the same period in 2003. The increase was primarily the result of an increase in gain on sale of loans by $149,567. ATM fees increased $7,570, or 9.4% from $80,201 for the nine months ended September 30, 2002 to $87,771 for the same period in 2003. Checking account fees increased $22,751, or 10.6% for the nine months ended September 30, 2003 over the same period in 2002. Commission income decreased $11,865, or 30.8% from $38,566 for the nine months ended September 30, 2002 to $26,701 for the nine months ended September 30, 2003. The decline was the result of decreased sales of insurance and investments products. Loss on sale of investments increased $41,775, or 100%, primarily due to the sale of mutual funds used to fund loan portfolio growth. Other income decreased $118,127 or 71.0% from $166,431 for the nine months ended September 30, 2002 to $48,304 for the same period in 2003. The decrease was attributable to a non-recurring gain on the sale of real estate during the first quarter of 2002.

         Non interest expense increased $474,893 or 18.2% from $2,609,665 for the nine month period ended September 30, 2002 to $3,084,558 for the nine months ended September 30, 2003. Compensation and benefits increased $394,734, or 30.0% from $1,313,597 to $1,708,331 for the nine months ended September 30, 2003 over the same period in 2002 due to increase in staff. Occupancy expense increased $54,152 or 32.7% from $165,792 for the nine months ended September 30, 2003 to $219,944 for the nine months ended September 30, 2002. Equipment and data processing expenses increased $56,406, or 16.6% from $340,787 to $397,190 for the nine months ended September 30, 2003 over the same period in 2002. The SAIF deposit premium decreased $30,993 or 71.9% for the nine months ended September 30, 2003 over the same period in 2002.

         Income tax expense for the nine month period ended September 30, 2003 and 2002 was $616,556 and $484,557, which equates to effective rates of 38.7% and 37.9% respectively.

Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates

                                                            September 30,                 December 31,
                                                                2003                           2002
                                                        --------------------           -------------------
                                                        Amount          %              Amount         %
                                                        ------        ------           ------       ------
                                                                          (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans ............................      $  6,014          5.18%        $  5,871          5.75%
  One- to four-family residential
    and home equity .............................        57,599         49.65           61,026         59.72
  Multi-family residential ......................         2,689          2.32            2,559          2.50
  Land ..........................................         4,240          3.65            1,781          1.74
  Commercial ....................................        19,289         16.63           14,803         14.49

Commercial business loans .......................        18,010         15.53            9,783          9.57

Consumer loans:
  Automobile loans ..............................         1,087          0.94            1,528          1.50
  Education loans ...............................            20          0.02               18          0.02
  Savings account loans .........................         1,145          0.99              928          0.91
  Personal loans ................................         5,904          5.09            3,887          3.80
                                                       --------      --------         --------      --------
      Subtotal loans ............................       115,997        100.00%         102,184        100.00%
                                                                     ========                       ========
Less: Loan loss reserve .........................           762                            613
                                                       --------                       --------
     Total loans ................................      $115,235                       $101,571
                                                       ========                       ========

Nonperforming Assets

Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets at September 30:

                                     September 30,   December 31,
(Dollars in thousands)                    2003           2002
-----------------------------------------------------------------
Non-accrual loans                         $744           $578
Loans 90 days or more past due             188             35
Restructured loans                           0              0
                                          ----           ----
Total Nonperforming Loans                  932            613
Other real estate owned, net                 0              0
                                          ----           ----
Total Nonperforming Assets                $932           $613
                                          ====           ====
Nonperforming loans to total loans         .80%           .60%
Nonperforming assets to total assets       .68            .50

Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, as noted above, federal financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. During the first nine months of 2003, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at September 30, 2003 was $762,000, (0.66% of total loans), an increase of $149,000 (24.3%) from the $613,000 allowance (0.60% of loans) at December 31, 2002. Annualized charge offs for the first nine months of 2003 were 0.08 % of average loans, down from the 0.43% of average loans recorded for the year 2002. Total nonperforming loans at September 30, 2003 were $932,000, up $319,000 (52.0%) from year-end 2002. However, a significantly larger amount of nonperforming loans at September 30, 2003 consisted of residential real estate loans, which generally have the lowest loss rates. At September 30, 2003, nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $142,000, up $107,000 (305.7%) from year-end 2002. The increases in the allowance and the percentage of allowance to loans are due in part to the effects on the allowance calculations of an increase in balance and the percentage of total loans comprised of loans other than one-to-four family residential and home equity loans. At September 30, 2003, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 49.65% of the portfolio, compared to 59.72% at December 31, 2002. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first nine months of 2003 was $165,000, down $404,000, or 71.0%, from the first nine months of 2002.

A summary of activity in the allowance is shown below.

                                                            Nine Months Ended        12 Months Ended
                                                           September 30, 2003        December 31, 2002
                                                           ------------------        -----------------
                                                                                      (In thousands)
Balance at beginning of period .........................         $ 613                    $ 326
                                                                 -----                    -----
Loans charged-off:
  Residential real estate mortgage loans ...............            --
  Commercial ...........................................            --                       49
  Consumer .............................................            85                      271
                                                                 -----                    -----
Total charge-offs ......................................            85                      320
                                                                 -----                    -----
Recoveries:
  Residential real estate mortgage loans ...............            --                       --
  Commercial ...........................................            --                       --
  Consumer .............................................            69                       38
                                                                 -----                    -----
Total recoveries .......................................            69                       38
                                                                 -----                    -----
Net loans charged-off ..................................            16                      282
                                                                 -----                    -----
Provision for loan losses ..............................           165                      569
                                                                 -----                    -----
Balance at end of period ...............................         $ 762                    $ 613
                                                                 =====                    =====
Net charge-offs to average loans
  outstanding during the period (annualized) ...........          0.08%                    0.43%
Allowance for loan losses to loans .....................          0.66%                    0.60%
Allowance for loan losses to nonperforming loans........         81.76%                   99.82%


Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                      Balance at                  Balance at
                                     September 30,        %       December 31,        %
                                         2003          Deposits      2002          Deposits
                                     -------------     --------   ------------     --------
                                                       (Dollars in thousands)
Regular checking ..............         $  7,313          6.58%      $  6,185          6.20%
NOW accounts ..................           10,723          9.66          9,815          9.84
Passbook ......................           11,814         10.64         11,327         11.36
Statement savings .............            6,351          5.72          4,511          4.53
Money market ..................            4,913          4.42          4,435          4.46
Christmas and Vacation club....              304           .27             89          0.02
Certificates of Deposit .......           50,228         45.24         46,223         46.30
IRA Certificates of Deposit....            9,233          8.32          8,907          8.93
Money Market Certificates .....           10,158          9.15          8,339          8.36
                                        --------        ------       --------        ------
                                        $111,037        100.00%      $ 99,831        100.00%
                                        ========        ======       ========        ======


Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At September 30, 2003, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 13.80%, a tier 1 risk-based capital ratio of 13.08%, and a tangible capital ratio of 10.24%. As of September 30, 2003, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators.

Item 3. Controls and Procedures

         Cecil Bancorp's management, under the supervision and with the participation of its President and Chief Executive Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Item 4. Submission of Matters to a Vote of Security Holders Not Applicable

Item 5.  Other Information -
                           Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
             Exhibits

               Exhibit 31       Rule 131-14(a)/15d-14(a) Certification
               Exhibit 32       18 U.S.C. Section 1350 Certification

             Reports on Form 8-K
                     The Company did not file any report on Form 8-K for the period ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         CECIL BANCORP, INC.

Date:      November 5, 2003          By: /s/  Mary Beyer Halsey
                                         ---------------------------------
                                         Mary Beyer Halsey
                                         President and Chief Executive Officer