Form 10QSB/A
period 2002-03-31
CECIL BANCORP INC
filed 2003-11-26
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------


                                  FORM 10-QSB/A

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________


                         Commission File Number 0-24926

                               CECIL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                      52-1883546
   -------------------------------                     ----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)


           127 North Street                                   21921
           Elkton, Maryland                                 ----------
---------------------------------------                     (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (410) 398-1650
                                                     --------------


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

                                     635,420
                                     -------

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

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                            March 31,                December 31,
                                                                              2002                       2001
                                                                       -----------------           ----------------
                                                                           (Unaudited)
ASSETS
Cash and due from banks                                                $       1,150,468           $      2,466,940
Interest bearing deposits with banks                                           1,660,399                  3,079,302
Investment securities:
   Securities held-to-maturity (fair value of $3,020,305
     in 2002 and $3,055,783 in 2001)                                           3,019,150                  3,049,364
   Securities available-for-sale at fair value                                10,684,816                 10,767,803
Loans receivable                                                             101,518,614                101,719,306
   Less: Allowance for loan losses                                              (371,516)                  (325,815)
                                                                       -----------------           ----------------
       Loans receivable, net                                                 101,147,098                101,393,491
Property and equipment - net                                                   2,271,303                  2,319,960
Real estate owned                                                                 72,432                          0
Stock in Federal Home Loan Bank of Atlanta - at cost                             955,000                    955,000
Accrued interest receivable                                                      680,250                    655,019
Goodwill and other intangible assets                                           2,249,951                  2,254,261
Other assets                                                                     595,674                    556,901
                                                                       -----------------           ----------------
       TOTAL ASSETS                                                    $     124,486,541           $    127,498,041
                                                                       =================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                                    $     101,471,194           $    104,035,106
   Advance payments by borrowers for property
     taxes and insurance                                                         880,006                    651,732
   Employee stock ownership plan debt                                            115,524                    115,524
   Other liabilities                                                             616,779                    498,368
   Advances from Federal Home Loan Bank of Atlanta                             9,000,000                 10,000,000
                                                                       -----------------           ----------------
       Total liabilities                                                     112,083,503                115,300,730
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 635,420 shares in
     2002 and 633,108 in 2001                                                      6,354                      6,331
   Additional paid in capital                                                  5,291,395                  5,266,908
   Employee stock ownership plan debt                                           (115,524)                  (115,524)
   Deferred compensation - Management Recognition Plan                           (17,483)                   (17,483)
   Retained earnings                                                           7,270,189                  7,059,549
   Accumulated other comprehensive loss, net                                     (31,893)                    (2,470)
                                                                       ------------------          -----------------
       Total stockholders' equity                                             12,403,038                 12,197,311
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                           $    124,486,541           $    127,498,041
                                                                        ================           ================


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                 2002          2001
                                                             ----------     ----------
                                                             (Unaudited)   (Unaudited)
INTEREST INCOME:
   Interest and fees on loans                                $1,990,088     $2,264,474
   Interest on investment securities                            122,111        116,916
   Dividends on Federal Home Loan Bank stock                     15,044         17,930
   Other interest-earning assets                                  9,175         28,182
                                                             ----------     ----------
       Total interest income                                  2,136,418      2,427,502
                                                             ----------     ----------
INTEREST EXPENSE:
   Interest expense on deposits                                 794,514      1,068,351
   Interest expense on Federal Home Loan Bank advances          108,164        237,167
                                                             ----------     ----------
       Total interest expense                                   902,678      1,305,518
                                                             ----------     ----------
       Net interest income                                    1,233,740      1,121,984

   Provision for loan losses                                    157,000         31,500
                                                             ----------     ----------
       Net interest income after provision for loan losses    1,076,740      1,090,484
                                                             ----------     ----------
NONINTEREST INCOME:
   Checking account fees                                         68,422         77,309
   ATM fees                                                      23,966         14,947
   Commission income                                              3,470         21,297
   Gain on sale on real estate owned                            106,996             --
   Other                                                         14,317         39,306
                                                             ----------     ----------
       Total noninterest income                                 217,171        152,859
                                                             ----------     ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits                               422,479        430,339
   Occupancy expense                                             55,846         61,967
   Equipment and data processing expense                        110,822        110,184
   SAIF deposit insurance premium                                14,610         20,397
   Goodwill amortization                                              0         70,392
   Other                                                        230,706        240,508
                                                             ----------     ----------
       Total noninterest expense                                834,463        933,787
                                                             ----------     ----------
INCOME BEFORE INCOME TAXES                                      459,448        309,556

INCOME TAX EXPENSE                                              186,508        114,234
                                                             ----------     ----------
NET INCOME                                                   $  272,940     $  195,322
                                                             ==========     ==========
Basic net income per common share                            $     0.44     $     0.32
                                                             ==========     ==========
Diluted net income per common share                          $     0.43     $     0.32
                                                             ==========     ==========

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                 2002           2001
                                                             -----------     -----------
                                                             (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                             $   272,940    $   195,322
     Depreciation and amortization                               83,381        119,816
     Provision for loan losses                                  157,000         31,500
     Gain on sale of other real estate                         (106,996)            --
     Reinvested dividends                                       (95,935)       (11,426)
     Net changes in:
       Accrued interest receivable and other assets             (85,047)       129,968
       Other liabilities                                        119,411         18,029
                                                            -----------    -----------

       Net cash provided by operating activities                344,754        483,209
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale             --     (1,000,000)
   Proceeds from maturities, calls and principal payments
     of investment securities available-for-sale                101,445      1,259,047
   Purchase of stock in Federal Home Loan Bank                       --        (50,000)
   Net decrease (increase) in loans                              84,857     (1,098,697)
   Proceeds from sale of real estate owned                      106,996             --
                                                            -----------    -----------
       Net cash provided (used) by investing activities         293,298       (889,650)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                       (2,563,912)     4,354,220
   Increase in advance payments by borrowers for
     property taxes and insurance                               228,274        326,275
   Proceeds from issuance of common stock                        24,511         39,030
   Net decrease in Federal Home Loan Bank borrowings         (1,000,000)    (3,250,000)
   Payments of cash dividends                                   (62,300)       (61,723)
                                                            -----------    -----------
       Net cash provided by financing activities             (3,373,427)     1,407,802
                                                            -----------    -----------
(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                          (2,735,375)     1,001,361

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        5,546,242      3,880,606
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $ 2,810,867    $ 4,881,967
                                                            ===========    ===========
Supplemental disclosures of cash flows information:

   Cash paid for income taxes                               $    35,000    $    33,000
                                                            ===========    ===========
   Cash paid for interest                                   $   917,042    $ 1,302,342
                                                            ===========    ===========

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001
-------------------------------------------------------------------------


         The Company's assets decreased by $3,011,500, or 2.3% to $124,486,541 at March 31, 2002 from $127,498,041 at December 31, 2001, primarily as a result of decreases is cash and due from banks and interest bearing deposits with banks. Cash and due from banks decreased by $1,316,472 or 53.4% to $1,150,468 at March 31, 2002 from $2,466,940 at December 31, 2001. Interest-bearing cash decreased by $1,418,903 or 46.1% to $1,660,399 at March 31, 2002 from $3,079,302 at December 31, 2001. Investment securities held to maturity decreased $30,214, or 1.0%, to $3,019,150 at March 31, 2002 from $3,049,364 at December 31, 2001.
Investment securities available for sale decreased $82,987 or 0.8%, to $10,684,816 at March 31, 2002 from $10,767,803 at December 31, 2001. The decrease in investment securities held to maturity and investments available for sale is due to normal principal reductions. The Company's stock investment in Federal Home Loan Bank of Atlanta remained the same. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 5.75%. The loans receivable portfolio, net of the allowance for loan losses, decreased by $246,393, or 0.2% to $101,147,098 at March 31, 2002 from $101,393,491 at
December 31, 2001. Goodwill and other intangible assets decreased $4,310 or .10% to $2,249,951 at March 31, 2002 from $2,254,261 at December 31, 2001. Real estate owned increased by $72, 432 due to the classification of a single-family residential property. There was no other real estate owned property at December 31, 2001. Other assets increased $38,774 or 7.0% to $595,675 at March 31, 2002 from $556,901 at December 31, 2001.

         The Company's liabilities decreased $3,217,227, or 2.7% to $112,083,503 at March 31, 2002 from $115,300,730 at December 31, 2001, primarily as a result of decrease in deposits and Federal Home Loan Bank advances. Deposits decreased $2,563,912, or 2.5% to $101,471,194 at March 31, 2002 from $104,035,106 at
December 31, 2001, mainly due to a decrease in certificates of deposit of approximately $3.0 million, or 5.7%. Advances from the Federal Home Loan Bank of Atlanta decreased by $1,000,000, or 10.0% to $9,000,000 at March 31, 2002 from $10,000,000 at December 31, 2001. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $228,274, or 35.0% to $880,006 at March 31, 2002 from $651,732 at December 31, 2001. Other liabilities increased $118,411, or 23.7% to $616,779 at March 31, 2002 from $498,368 at December 31, 2001.

         The Company's stockholders' equity increased by $205,727, or 1.6% to $12,403,038 at March 31, 2002 from $12,197,311 at December 31, 2001. The increase was primarily the result of an increase in retained earnings of $210,640, or 2.9% to $7,270,189 at March 31, 2002 from $7,059,549 at December
31, 2001. The Company paid its regular dividend of $.10 per share for the quarter ended March 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002: Net income for the three-month period ended March 31, 2002 increased $77,618, or 39.7% to $272,940 as compared to net income for the same period in 2001 of $195,322. This increase was primarily the result of increases in net interest income, a gain on the sale of real estate, and a decrease in operating expenses, primarily due to a change in the accounting for intangible assets, ie, goodwill, partially offset by increases in the provision for loan losses and income tax expense. Diluted net income per share of $0.44, $0.12, or 37.5%, over the first quarter of 2001. The annualized return on average assets and annualized return on average equity were 0.87% and 8.80% respectively, for the three-month period ended March 31, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.64% and 6.76% respectively, for the same period in 2001.


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


         Noninterest expense decreased 8.3%, down $77,618 for the three months ended March 31, 2002, over the same period in 2001. Salary and employee benefits decreased $7,860, or 1.8% for the three months ended March 31, 2002 over the same period in 2001. Occupancy expense decreased $6,121, or 9.9% to $55,846 for the three months ended March 31, 2002 from $61,967 for the three months ended March 31, 2001. Equipment and data processing expenses remained stable for the three months ended March 31, 2002 over the same period in 2001. The SAIF deposit premium decreased $5,787 or 28.4% for the three months ended March 31, 2002 over the same period in 2001. The decrease is attributable a reduction in the SAIF insurance premium as well as savings recognized pursuant to the Cecil/Columbian merger of March 2001. Other expenses decreased $70,392 or 100%, due to a change in the accounting for intangible assets, ie, goodwill, March 31, 2002 compared to the same period in 2001.

         Income tax expense for the three-month period ended March 31, 2002 and 2001 was $186,508 and $114,234, respectively, which equates to effective rates of 40.6% and 36.9% respectively.


Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates

                                                                 March 31,                       December 31,
                                                                    2002                             2001
                                                            --------------------             -------------------
                                                              Amount        %                Amount         %
                                                            ---------     ------             --------     ------
                                                                            (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans .....................................  $   6,420       6.32%            $  6,496       6.39%
  One- to four-family residential and home equity ........     67,437      66.43               69,347      68.17
  Multi-family residential................................      1,844       1.82                1,854       1.82
  Land....................................................      2,566       2.53                2,626       2.58
  Commercial..............................................     10,476      10.32                8,593       8.45

Commercial business loans.................................      5,865       5.78                5,831       5.73

Consumer loans:
  Automobile loans........................................      1,896       1.87                2,204       2.17
  Education loans.........................................         28       0.02                   30       0.03
  Savings account loans...................................        769       0.76                  759       0.75
  Personal loans..........................................      4,218       4.15                3,979       3.91
                                                            ---------     ------             --------     ------
      Subtotal loans......................................    101,519     100.00%             101,719     100.00%
                                                                          ======                          ======
Less: Loan loss reserve...................................        372                             326
                                                            ---------                        --------
     Total loans..........................................  $ 101,147                        $101,393
                                                            =========                        ========

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

                                             March 31,    December 31,
                                               2002          2001
                                              ------        ------
                                              (Dollars in thousands)
Nonperforming loans:
  Residential mortgage                        $  795        $  460
  Consumer and other                             140           230
                                              ------        ------
         Total Nonperforming Loans               935           690
Assets acquired in settlement of loans:
  Real estate held for development and sale
  Real estate held for investment and sale
  Repossessed assets                              72             0
                                              ------        ------
Total Nonperforming Assets                    $1,007        $  690
                                              ======        ======
Nonperforming Loans to Total Loans              0.92%         0.68%

Nonperforming Assets to Total Assets            0.81%         0.54%


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

A summary of activity in the allowance is shown below.

                                                               Three Months Ended     12 Months Ended
                                                                 March 31, 2002      December 31, 2001
                                                               ------------------    -----------------
                                                                           (In thousands)
Balance at beginning of period...............................       $   326               $   419
                                                                    -------               -------
Loans charged-off:
  Residential real estate mortgage loans.....................            --                    55
  Commercial.................................................            --                    68
  Consumer...................................................           119                   214
                                                                    -------               -------
Total charge-offs............................................           119                   337
                                                                    -------               -------
Recoveries:
  Residential real estate mortgage loans.....................            --                    --
  Commercial.................................................            --                    --
  Consumer...................................................             8                    55
                                                                    -------               -------
Total recoveries.............................................             8                    55
                                                                    -------               -------
Net loans charged-off........................................           111                   282
                                                                    -------               -------
Provision for loan losses....................................           157                   189
                                                                    -------               -------
Balance at end of period.....................................       $   372               $   326
                                                                    =======               =======
Net charge-offs to average loans
  outstanding during the period (annualized).................          0.43%                 0.28%
Allowance for loan losses to loans...........................          0.37%                 0.32%
Allowance for loan losses to nonperforming loans.............         39.79%                47.25%

Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                     Balance at                              Balance at
                                      March 31,          %                   December 31,         %
                                        2002          Deposits                   2001          Deposits
                                     ---------        --------               ------------      --------
                                                              (Dollars in thousands)
Regular checking.................    $   6,142           6.05%                 $  7,188           6.91%
NOW accounts.....................        8,963           8.83                     8,675           8.34
Passbook.........................       11,298          11.14                    10,798          10.38
Statement savings................        4,243           4.18                     3,870           3.72
Money market.....................        3,920           3.86                     3,875           3.72
Christmas and Vacation club......          162           0.16                        87           0.08
Certificates of Deposit..........       48,816          48.11                    51,789          49.78
IRA Certificates of Deposit......        9,462           9.33                     9,583           9.21
Money Market Certificates........        8,465           8.34                     8,170           7.86
                                     ---------         ------                 ---------         ------
                                     $ 101,471         100.00%                $ 104,035         100.00%
                                     =========         ======                 =========         ======

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

         Item 2.  Changes in Securities -
                              Not Applicable

         Item 3.  Defaults Upon Senior Securities -
                              Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                              Not Applicable

         Item 5.  Other Information -
                              Not Applicable

         Item 6.           Exhibits and Reports on Form 8-K
                           --------------------------------

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

                                       CECIL BANCORP, INC.


Date: November 5, 2003                 By: /s/  Mary Beyer Halsey
                                           ----------------------
                                           Mary Beyer Halsey
                                           President and Chief Executive Officer