Form 10QSB/A
period 2002-06-30
CECIL BANCORP INC
filed 2003-11-26
CIK 926865

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

                                     636,871
                                     -------

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

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2002 AND DECEMBER 31, 2001



                                                                   June 30,      December 31,
                                                                     2002             2001
                                                                -------------    -------------
                                                                 (Unaudited)
ASSETS
Cash and due from banks                                         $   2,468,056    $   2,466,940
Interest bearing deposits with banks                                3,598,674        3,079,302
Investment securities:
   Securities held-to-maturity (fair value of $2,495,315
     in 2002 and $3,055,783 in 2001)                                2,495,448        3,049,364
   Securities available-for-sale at fair value                      8,400,394       10,767,803
Loans receivable                                                  100,785,990      101,719,306
   Less: Allowance for loan losses                                   (498,322)        (325,815)
                                                                -------------    -------------

       Loans receivable, net                                      100,287,668      101,393,491
Property and equipment - net                                        2,242,098        2,319,960
Real estate owned                                                       8,576                0
Stock in Federal Home Loan Bank of Atlanta - at cost                  955,000          955,000
Accrued interest receivable                                           575,810          655,019
Goodwill and other intangible assets                                2,182,144        2,254,261
Other assets                                                          531,497          556,901
                                                                -------------    -------------
       TOTAL ASSETS                                             $ 123,745,365    $ 127,498,041
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                             $ 100,464,545    $ 104,035,106
   Advance payments by borrowers for property
     taxes and insurance                                            1,117,029          651,732
   Employee stock ownership plan debt                                 115,524          115,524
   Other liabilities                                                  388,180          498,368
   Advances from Federal Home Loan Bank of Atlanta                  9,000,000       10,000,000
                                                                -------------    -------------
       Total liabilities                                          111,085,278      115,300,730
                                                                -------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 636,871 shares in
     2002 and 633,108 in 2001                                           6,369            6,331
   Additional paid in capital                                       5,318,209        5,266,908
   Employee stock ownership plan debt                                (115,524)        (115,524)
   Deferred compensation - Management Recognition Plan                (17,483)         (17,483)
   Retained earnings                                                7,450,812        7,059,549
   Accumulated other comprehensive income, net                         17,704           (2,470)
                                                                -------------    -------------
       Total stockholders' equity                                  12,660,088       12,197,311
                                                                -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $ 123,745,365    $ 127,498,041
                                                                =============    =============


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------



                                   Three Months Ended June 30,    Six Months Ended June 30,
                                        2002         2001            2002           2001
                                     ----------   ----------      ----------   ----------
                                    (Unaudited)   (Unaudited)     (Unaudited)  (Unaudited)
INTEREST INCOME:
  Loans receivable                   $2,004,880   $2,184,304      $3,994,968   $4,448,778
  Investment securities                 116,663       86,751         238,774      203,667
  Dividends on FHLB stock                13,541       14,358          28,585       32,288
  Other interest-earning assets           9,980       69,013          19,155       97,195
                                     ----------   ----------      ----------   ----------
Total interest income                 2,145,064    2,354,426       4,281,482    4,781,928
                                     ----------   ----------      ----------   ----------

INTEREST EXPENSE:
  Interest expense on deposits          706,768    1,069,260       1,501,282    2,137,611
  Borrowing                             106,698      140,063         214,862      377,230
                                     ----------   ----------      ----------   ----------
Total interest expense                  813,466    1,209,323       1,716,144    2,514,841
                                     ----------   ----------      ----------   ----------
      Net interest income             1,331,598    1,145,103       2,565,338    2,267,087

  Provision for loan losses             195,000       31,500         352,000       63,000
                                     ----------   ----------      ----------   ----------
      Net interest income after
         provision for loan losses    1,136,598    1,113,603       2,213,338    2,204,087
                                     ----------   ----------      ----------   ----------
NONINTEREST INCOME:
  Checking account fees                  70,871       66,665         139,293      143,974
  ATM fees                               27,540       32,251          51,506       47,198
  Commission income                      24,550       12,806          28,020       34,103
  Gain on sale of OREO                        0            0         106,996            0
  Other                                  20,410        2,345          34,727       41,651
                                     ----------   ----------      ----------   ----------
      Total noninterest income          143,371      114,067         360,542      266,926
                                     ----------   ----------      ----------   ----------
NONINTEREST EXPENSE:
  Compensation and benefits             431,410      449,333         853,889      879,672
  Occupancy                              54,046       54,624         109,892      116,591
  Equipment and data processing
      expense                           115,090      112,218         225,912      222,402
  SAIF deposit insurance premium         14,444       20,146          29,054       40,543
  Amortization of intangible assets           0       70,391               0      140,783
  Other                                 284,990      226,598         515,696      467,106
                                     ----------   ----------      ----------   ----------
  Total noninterest expense             899,980      933,310       1,734,443    1,867,097
                                     ----------   ----------      ----------   ----------
INCOME BEFORE INCOME TAXES              379,989      294,358         839,437      603,916
                                     ----------   ----------      ----------   ----------
INCOME TAX EXPENSE                      136,905      115,856         323,413      230,090
                                     ----------   ----------      ----------   ----------
NET INCOME                           $  243,084   $  178,502      $  516,024   $  373,824
                                     ==========   ==========      ==========   ==========



(continued)

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                   (Continued)


                               Three Months Ended June 30,   Six Months Ended June 30,
                                    2002         2001            2002        2001
                                 ---------    ---------       ---------   ---------
                                (Unaudited)  (Unaudited)      (Unaudited) (Unaudited)
NET INCOME                       $ 243,084    $ 178,502       $ 516,024   $ 373,824

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes        (14,189)     (27,978)         17,704      52,886
                                 ---------    ---------       ---------   ---------
TOTAL COMPREHENSIVE INCOME       $ 228,895    $ 150,524       $ 533,728   $ 426,710
                                 =========    =========       =========   =========

Earnings per common share and
  common share equivalent        $    0.39    $    0.29       $    0.83   $    0.61
                                 =========    =========       =========   =========

Earnings per common share -
  assuming full dilution         $    0.38    $    0.28       $    0.82   $    0.60
                                 =========    =========       =========   =========



See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001




                                                                2002           2001
                                                            -----------     -----------
                                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                             $   516,024    $   373,824
     Depreciation and amortization                              152,578        246,986
     Provision for loan losses                                  352,000         63,000
     Gain on sale of OREO                                      (106,996)            --
     Deferred income taxes                                         (387)            --
     Reinvested dividends                                            --        (18,686)
     Net changes in:
       Accrued interest receivable and other assets             158,177         63,528
       Other liabilities                                       (110,189)      (135,092)
                                                            -----------    -----------
          Net cash provided by operating activities             961,207        593,560
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale     (2,936,491)    (2,750,000)
   Purchases of investment securities held to maturity       (2,490,070)            --
   Proceeds from sales, maturities, calls and principal
     payments of investment securities available-for-sale     5,334,716      2,257,940
   Proceeds from sales, maturities, calls and principal
     payments of investment securities held to maturity       3,000,000             --
   Purchase of stock in Federal Home Loan Bank                       --        (50,000)
Net decrease in loans                                           681,391        910,133
Proceeds from sales of real estate owned                        170,852        254,994
Purchases of property and equipment - net                       (22,431)        (4,786)
                                                            -----------    -----------
          Net cash provided by investing activities           3,737,967        618,281
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                  (3,570,561)     4,958,729
Increase in advance payments by borrowers for
     property taxes and insurance                               465,297        594,041
Proceeds from issuance of common stock                           53,649        113,249
   Net decrease in short-term borrowings                     (1,000,000)    (3,250,000)
Payments of cash dividends                                     (127,071)      (125,351)
                                                            -----------    -----------
          Net cash used by financing activities              (4,178,686)     2,290,668
                                                            -----------    -----------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                             520,488      3,502,509

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        5,546,242      3,880,606
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 6,066,730    $ 7,383,115
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

See accompanying notes

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001
------------------------------------------------------------------------


         The Company's assets decreased by $3,752,676, or 3.0% to $123,745,365 at June 30, 2002 from $127,498,041 at December 31, 2001 primarily as a result of decreases in investment securities and loans receivable. Cash and due from banks increased by $1,116 to $2,468,056 at June 30, 2002 from $2,466,940 at December 31, 2001. Interest-bearing deposits increased by $519,372, or 16.9% to $3,598,674 at June 30, 2002 from $3,079,302 at December 31, 2001. Investment securities held to maturity decreased $553,916, or 18.2%, to $2,495,448 at June 30, 2002 from $3,049,364 at December 31, 2001. Investment securities available for sale decreased $2,367,409 or 22.0%, to $8,400,394 at June 30, 2002 from
$10,767,803 at December 31, 2001. The decrease in investment securities held to maturity and investments available for sale is due to normal principal reductions. The remainder of the Company's interest earning assets, primarily invested for liquidity, increased due to decreased loan demand. The loans receivable portfolio, net of the allowance for loan losses, decreased by $1,105,823, or 1.1% to $100,287,668 at June 30, 2002 from $101,393,491 at
December 31, 2001. The Company's stock investment in Federal Home Loan Bank of Atlanta remained the same. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 5.25%. Real estate owned increased by $8,576 due to the classification of a single-family residential property. There was no other real estate owned property at December 31, 2001. Other assets decreased $25,404 or 4.6% to $531,497 at June 30, 2002 from $556,901 at December
31, 2001. Goodwill and other intangible assets decreased 72,117 or 3.2%, primarily due to a change in the accounting for intangible assets, ie, goodwill.

         The Company's liabilities decreased $4,215,452, or 3.7% to $111,085,278 at June 30, 2002 from $115,300,730 at December 31, 2001. Savings deposits decreased $3,570,561, or 3.4% to $100,464,545 at June 30, 2002 from $104,035,106 at December 31, 2001. During the six months ended June 30, 2002, the Company's savings deposits decreased due to conservative pricing strategies on deposits. Advances from the Federal Home Loan Bank of Atlanta decreased by $1,000,000, or 10.0% to $9,000,000 at June 30, 2002 from $10,000,000 at December 31, 2001.
Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $465,297, or 71.4% to $1,117,029 at June 30, 2002 from $651,732 at December 31, 2001. Other liabilities decreased $164,558, or 33.0% to $333,810 at June 30, 2002 from $498,368 at December 31, 2001.

         The Company's stockholders' equity increased by $462,777, or 3.8% to $12,660,088 at June 30, 2002 from $12,197,311 at December 31, 2001. The increase was the result of an increase in retained earnings of $391,263, or 5.5% to $7,450,812 at June 30, 2002 from $7,059,549 at December 31, 2001, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized gains or losses on investment securities available for sale, increased $20,174 to $17,704 at June 30, 2002 from $(2,470) at December 31, 2001. The Company paid its regular dividend of $.10 per share for the quarter ended June 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002: Net income for the three month period ended June 30, 2002 increased $64,582 or 36.2% to $243,084 as compared to net income for the same period in 2001 of $178,502. The annualized return on average assets and annualized return on average equity were 0.76% and 7.68% respectively, for the three-month period ended June 30, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.58% and 6.06% respectively, for the same period in 2001.


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


         Noninterest expense decreased 3.6%, up $33,330 for the three months ended June 30, 2002, over the same period in 2001. Compensation and benefits decreased 4.0% for the three months ended June 30, 2002 over the same period in 2001. Occupancy expense and Equipment and data processing expenses remained stable during the period. The SAIF deposit premium decreased $5,702 or 28.3% for the three months ended June 30, 2002 over the same period in 2001. Other expenses increased $58,392, or 25.8% to $284,990 for the three months ended June 30, 2002 from $226,598 for the three months ended June 30, 2001. Amortization of intangible assets decreased $70,391, or 100% due to a change in the accounting for intangible assets, ie, goodwill. This increase is a direct result of a charge of $48,798 for a loss pending to TriState Armored Services bankruptcy case. See Contingencies for further explanation.

         Income tax expense for the three-month period ended June 30, 2002 and 2001 was $136,905 and $115,856, respectively, which equates to effective rates of 36.0% and 39.4% respectively.

Six Months Ended June 30, 2002: Net income for the six-month period ended June 30, 2002 increased $142,200 or 38.0% to $516,024, compared to net income of $373,824 for the same period in 2001. The annualized return on average assets and annualized return on average equity were 0.82% and 8.14% respectively, for the six-month period ended June 30, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.61% and 6.41% respectively, for the same period in 2001.


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


         Noninterest expense increased $132,654 or 7.1% to $1,734,443 for the six-month period ended June 30, 2002 from $1,867,097 for the six months ended June 30, 2001. Compensation and benefits decreased 2.9% or $25,783 for the six months ended June 30, 2002 over the same period in 2001. Occupancy expense decreased $6,699 or 5.7% to $109,892 for the six months ended June 30, 2002 from $116,591 for the six months ended June 30, 2001. Equipment and data processing expenses remained stable for the six months ended June 30, 2002 over the same period in 2001. The SAIF deposit premium decreased $11,489 or 28.3% for the six months ended June 30, 2002 over the same period in 2001. Amortization of intangible assets decreased by $140,783 or 100% due to a change in the accounting for intangible assets, ie, goodwill. Other expenses increased $48,590 or 10.4% for the six months ended June 30, 2002 over the same period in 2001. This increase is a direct result of a charge of $48,798 for a loss pending to TriState Armored Services bankruptcy case. See Contingencies for further explanation.

         Income tax expense for the six-month period ended June 30, 2002 and 2001 was $323,413 and $230,090, which equates to effective rates of 38.5% and 38.1% respectively.


Loans Receivable

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates

                                                                   June 30,                      December 31.
                                                                     2002                            2001
                                                            --------------------             -------------------
                                                              Amount        %                 Amount         %
                                                            ---------     ------             --------     ------
                                                                            (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans .....................................  $   6,281       6.23%            $  6,496       6.39%
  One- to four-family residential and home equity ........     65,619      65.11               69,347      68.17
  Multi-family residential................................      2,743       2.72                1,854       1.82
  Land....................................................      2,131       2.12                2,626       2.58
  Commercial..............................................      9,747       9.67                8,593       8.45

Commercial business loans.................................      6,956       6.90                5,831       5.73

Consumer loans:
  Automobile loans........................................      1,771       1.76                2,204       2.17
  Education loans.........................................         25       0.02                   30       0.03
  Savings account loans...................................        743       0.74                  759       0.75
  Personal loans..........................................      4,770       4.73                3,979       3.91
                                                            ---------     ------             --------     ------
      Subtotal loans......................................    100,786     100.00%             101,719     100.00%
                                                                          ======                          ======
Less: Loan loss reserve...................................        498                             326
                                                            ---------                        --------
     Total loans..........................................  $ 100,288                        $101,393
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

                                            June 30,    December 31,
                                              2002           2001
                                              ----           ----
                                           (Dollars in thousands)
Nonperforming loans:
  Real Estate Mortgage                        $477          $460
  Consumer and other                            79           230
                                              ----          ----
         Total Nonperforming Loans             556           690
Assets acquired in settlement of loans:
  Real estate held for development and sale
  Real estate held for investment and sale
  Repossessed assets                             9             0
                                              ----          ----
Total Nonperforming Assets                    $565          $690
                                              ====          ====

Nonperforming Loans to Total Loans            0.55%         0.68%

Nonperforming Assets to Total Assets          0.46%         0.54%


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

A summary of activity in the allowance is shown below.


                                            Six Months Ended    12 Months Ended
                                              June 30, 2002    December 31, 2001
                                              -------------    -----------------
                                                       (In thousands)

Balance at beginning of period ...................  $ 326            $ 419
                                                    -----            -----

Loans charged-off:
  Residential real estate mortgage loans .........     --               55
  Commercial .....................................     31               68
  Consumer .......................................    161              214
                                                    -----            -----
Total charge-offs ................................    192              337
                                                    -----            -----
Recoveries:
  Residential real estate mortgage loans .........     --               --
  Commercial .....................................     --               --
  Consumer .......................................     12               55
                                                    -----            -----
Total recoveries .................................     12               55
                                                    -----            -----
Net loans charged-off ............................    180              282
                                                    -----            -----
Provision for loan losses ........................    352              189
                                                    -----            -----
Balance at end of period .........................  $ 498            $ 326
                                                    =====            =====
Net charge-offs to average loans
  outstanding during the period (annualized) .....   0.35%            0.28%
Allowance for loan losses to loans ...............   0.49%            0.32%
Allowance for loan losses to nonperforming loans..  89.57%           47.25%

Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                     Balance at                                 Balance at
                                      June 30,           %                     December 31,         %
                                        2002          Deposits                     2001          Deposits
                                      --------        --------                    -------        --------
                                                              (Dollars in thousands)
Regular checking.................    $   6,541           6.49%                   $   7,188           6.91%
NOW accounts.....................       10,253          10.17                        8,675           8.34
Passbook.........................       11,684          11.58                       10,798          10.38
Statement savings................        4,149           4.11                        3,870           3.72
Money market.....................        4,203           4.17                        3,875           3.72
Christmas and Vacation club......          225           0.22                           87           0.08
Certificates of Deposit..........       45,234          45.25                       51,789          49.78
IRA Certificates of Deposit......        9,335           9.25                        9,583           9.21
Money Market Certificates........        8,841           8.76                        8,170           7.86
                                     ---------         ------                    ---------         ------
                                     $ 100,465         100.00%                   $ 104,035         100.00%
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

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                 Shares                Shares
                                  Voted     Shares      Not
                                  "For"   "Withheld"   Voted
                                 ------   ----------   ------
To serve for a one-year term:
Howard B. Tome                    385,066    44,033   205,456

To serve for a three-year term:
Donald F. Angert                  427,561     1,538   205,456
Robert L. Johnson                 418,456    10,643   205,456
Doris P. Scott                    397,355    31,744   205,456


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

                                        CECIL BANCORP, INC.


Date:      November 5, 2003             By: /s/  Mary Beyer Halsey
                                        --------------------------
                                        Mary Beyer Halsey
                                        President and Chief Executive Officer