Form 10QSB/A
period 2002-09-30
CECIL BANCORP INC
filed 2003-11-26
CIK 926865

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


                         Commission File Number 0-24926

                               CECIL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                         52-1883546
  -------------------------------                         ----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)


           127 North Street                                       21921
           Elkton, Maryland                                     ---------
---------------------------------------                         (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (410) 398-1650
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

                                     639,718
                                     -------

                       CECIL BANCORP INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

           ITEM 1.   Financial Statements (unaudited)

                     Consolidated Statements of Financial Condition -
                     September 30, 2002 and  December 31, 2001                 3

                     Consolidated Statements of Income and Comprehensive
                     Income for the Nine and Three Months Ended
                     September 30, 2002 and 2001                               4

                     Consolidated Statements of Cash Flows
                     for Nine Months Ended September 30, 2002 and 2001         6

                     Notes to Consolidated Financial Statements                7

           ITEM 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9-16

           ITEM 3.   Contr1os and Procedures                                  16

PART II. OTHER INFORMATION                                                    17

SIGNATURES                                                                    17

CERTIFICATIONS                                                                18

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                                 September 30,       December 31,
                                                                      2002                2001
                                                                -------------       -------------
                                                                  (Unaudited)
ASSETS
Cash and due from banks                                         $   1,545,448       $   2,466,940
Interest bearing deposits with banks                                2,049,546           3,079,302
Investment securities:
   Securities held-to-maturity (fair value of $3,492,605
     in 2002 and $3,055,783 in 2001)                                3,492,346           3,049,364
   Securities available-for-sale at fair value                      9,257,009          10,767,803
Loans receivable                                                   99,924,680         101,719,306
   Less: Allowance for loan losses                                   (608,240)           (325,815)
                                                                -------------       -------------
       Loans receivable, net                                       99,316,440         101,393,491
Property and equipment - net                                        2,201,641           2,319,960
Stock in Federal Home Loan Bank of Atlanta - at cost                  955,000             955,000
Accrued interest receivable                                           533,715             655,019
Other intangible assets                                             2,243,526           2,254,261
Other assets                                                          462,805             556,901
                                                                -------------       -------------
       TOTAL ASSETS                                             $ 122,057,477       $ 127,498,041
                                                                =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Savings deposits                                             $  99,246,672       $ 104,035,106
   Advance payments by borrowers for property
     taxes and insurance                                              350,108             651,732
   Employee stock ownership plan debt                                 115,524             115,524
   Other liabilities                                                  407,203             498,368
   Advances from Federal Home Loan Bank of Atlanta                  9,000,000          10,000,000
                                                                -------------       -------------
       Total liabilities                                          109,119,507         115,300,730
                                                                -------------       -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 639,718 shares in
     2002 and 633,108 in 2001                                           6,397               6,331
   Additional paid in capital                                       5,355,778           5,266,908
   Employee stock ownership plan debt                                (115,524)           (115,524)
   Deferred compensation - Management Recognition Plan                (17,483)            (17,483)
   Retained earnings                                                7,638,667           7,059,549
   Accumulated other comprehensive income, net                         70,135              (2,470)
                                                                -------------       -------------
       Total stockholders' equity                                  12,937,970          12,197,311
                                                                -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $ 122,057,477       $ 127,498,041
                                                                =============       =============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                 Three Months Ended September 30,     Nine Months Ended September 30,
                                        2002            2001               2002             2001
                                     ----------      ----------         ----------      ----------
                                    (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)

 INTEREST INCOME:
  Loans receivable                   $1,927,916      $2,143,989         $5,922,884      $6,592,767
  Investment securities                 118,510         146,225            357,284         378,195
  Dividends on FHLB stock                12,500          13,272             41,085          45,560
  Other interest-earning assets           8,393          27,808             27,548          96,700
                                     ----------      ----------         ----------      ----------
      Total interest income           2,067,319       2,331,294          6,348,801       7,113,222
                                     ----------      ----------         ----------      ----------
INTEREST EXPENSE:
  Interest expense on deposits          658,378       1,052,296          2,159,661       3,189,907
  Borrowings                            110,270          97,150            325,132         474,380
                                     ----------      ----------         ----------      ----------
      Total interest expense            768,648       1,149,446          2,484,792         474,380
                                     ----------      ----------         ----------      ----------

      Net interest income             1,298,671       1,181,848          3,864,009       3,448,935
  Provision for loan losses             150,000          46,500            502,000         109,500
                                     ----------      ----------         ----------      ----------
      Net interest income after
         provision for loan losses    1,148,671       1,135,348          3,362,009       3,339,435
                                     ----------      ----------         ----------      ----------
NONINTEREST INCOME:
  Checking account fees                  74,344          70,627            213,638         214,601
  ATM  fees                              28,695          26,503             80,201          73,701
  Commission income                      10,546          18,132             38,566          52,235
  Other                                  24,709          11,971            166,431          53,622
                                     ----------      ----------         ----------      ----------
      Total noninterest income          138,294         127,233            498,835         394,159
                                     ----------      ----------         ----------      ----------
NONINTEREST EXPENSE:
  Compensation and benefits             459,708         429,503          1,313,597       1,309,175
  Occupancy                              55,901          60,714            165,792         177,305
  Equipment and data processing
      expense                           114,875         119,478            340,787         341,880
  SAIF deposit insurance premium         14,078          13,744             43,132          54,287
  Amortization of other
       intangible assets                      0          70,392                  0         211,175
  Other                                 230,660         242,011            746,356         709,117
                                     ----------      ----------         ----------      ----------
      Total noninterest expense         875,222         935,842          2,609,665       2,802,939
                                     ----------      ----------         ----------      ----------
INCOME BEFORE INCOME TAXES              411,743         326,739          1,251,180         930,655
                                     ----------      ----------         ----------      ----------
INCOME TAX EXPENSE                      161,143         122,932            484,557         353,022
                                     ----------      ----------         ----------      ----------
NET INCOME                           $  250,600      $  203,807         $  766,623      $  577,633
                                     ==========      ==========         ==========      ==========



(continued)

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           ----------------------------------------------------------

                                   (Continued)

                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                        2002          2001                    2002          2001
                                      --------      --------                --------      --------
                                     (Unaudited)  (Unaudited)             (Unaudited)   (Unaudited)
NET INCOME                            $250,600      $203,807                $766,623      $577,633

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes             52,430        34,401                  70,134        87,287
                                      --------      --------                --------      --------

TOTAL COMPREHENSIVE INCOME            $303,030      $238,208                $836,757      $664,920
                                      ========      ========                ========      ========


Earnings per common share basis       $   0.40      $   0.33                $   1.23      $   0.94
                                      ========      ========                ========      ========
Earnings per common share - diluted   $   0.40      $   0.32                $   1.22      $   0.93
                                      ========      ========                ========      ========


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                       2002           2001
                                                                   -----------    -----------
                                                                   (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                    $   766,623    $   577,634
     Depreciation and amortization                                     194,886        313,264
     Provision for loan losses                                         502,000        109,500
     Reinvested dividends                                             (100,321)       (95,924)
     Net change in:
       Accrued interest receivable and other assets                    178,103         77,128
       Other liabilities                                                91,553       (182,768)
                                                                   -----------    -----------
              Net cash provided by operating activities              1,449,738        857,151
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale            (7,535,731)    (8,250,000)
   Purchases of investment securities held to maturity              (5,972,557)            --
   Proceeds from maturities, calls and principal payments of
     investment securities available-for-sale                        9,153,983      4,647,585
   Proceed for maturities, calls and principal payments of
     investment securities held to maturity                          5,500,000             --
   Purchase of stock in Federal Home Loan Bank                              --        (50,000)
   Net decrease (increase) in loans                                  1,502,619     (1,038,423)
   Proceeds from sales of real estate owned                            172,753        254,994
   Purchases of property and equipment - net                           (33,427)       (22,246)
                                                                   -----------    -----------
              Net cash provided by(used in) investing activities     2,787,640     (4,458,090)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                              (4,788,434)     8,984,507
   Decrease in advance payments by borrowers for
     property taxes and insurance                                     (301,624)      (195,897)
   Proceeds from issuance of common stock                               88,936        100,180
   Net decrease increase in short-term borrowings                   (1,000,000)    (3,250,000)
   Payments of cash dividends                                         (187,504)      (167,806)
   Funding of MRP Trust                                                     --             --
                                                                   -----------    -----------
              Net cash(used in) provided by financing activities    (6,188,626)     5,470,984
                                                                   -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,951,248)     1,870,045

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,546,242      3,880,606
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,594,994    $ 5,750,651
                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for income taxes                                      $   600,000    $   253,000
   Cash paid for interest                                            2,476,041      3,509,407

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001
-----------------------------------------------------------------------------


         The Company's assets decreased by $5,440,564, or 4.3% to $122,057,477 at September 30, 2002 from $127,498,041 at December 31, 2001. Cash and due from banks decreased by $921,492 or 37.4% to $1,545,448 at September 30, 2002 from $2,466,940 at December 31, 2001. The loans receivable portfolio, net of the allowance for loan losses, decreased by $2,077,051 or 2.0% to $99,316,440 at September 30, 2002 from $101,393,491 at December 31, 2001 primarily due to the prepayment of existing loans. Interest-bearing cash decreased by $1,029,756 or 33.4% to $2,049,546 at September 30, 2002 from $3,079,302 at December 31, 2001.
Investment securities held to maturity increased $442,982, or 14.5%, to $3,492,346 at September 30, 2002 from $3,049,364 at December 31, 2001.
Investment securities held for sale decreased $1,510,794 or 14.0%, to $9,257,009 at September 30, 2002 from $10,767,803 at December 31, 2001. The Company's stock investment in Federal Home Loan Bank of Atlanta remained the same. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 5.25%. Other intangible assets decreased $10,735 or .5%, primarily due to a change in the accounting for intangible assets, ie, goodwill. Other assets decreased $94,096 or 16.9% to $462,805 at September 30, 2002 from $556,901 at
December 31, 2001.

         The Company's liabilities decreased $6,181,223, or 5.4% to $109,119,507 at September 30, 2002 from $115,300,730 at December 31, 2001. Savings deposits decreased $4,788,434, or 4.6% to $99,246,672 at September 30, 2002 from
$104,035,106 at December 31, 2001. During the nine months ended September 30, 2002, the Company's savings deposits decreased due to conservative pricing strategies on deposits. Advances from the Federal Home Loan Bank of Atlanta decreased by $1,000,000, or 10.0% to $9,000,000 at September 30, 2002 from
$10,000,000 at December 31, 2001. Escrow payments received in advance for the payment of taxes and insurance on loans receivable decreased $301,625, or 46.3% to $350,108 at September 30, 2002 from $651,732 at December 31, 2001 primarily due to the annual payment of taxes in July. Other liabilities decreased $91,165, or 18.3% to $407,203 at September 30, 2002 from $498,368 at December 31, 2001.

         The Company's stockholders' equity increased by $740,659, or 6.1% to $12,937,970 at September 30, 2002 from $12,197,311 at December 31, 2001. The increase was the result of an increase in retained earnings of $579,118 or 8.2% to $7,509,048 at September 30, 2002 from $7,059,549 at December 31, 2001, and an increase in accumulated other comprehensive income. Accumulated other comprehensive income, consisting of unrealized gains or losses on investment securities available for sale, increased $72,604 to $70,134 at September 30, 2002 from $(2,470) at December 31, 2001. The Company paid its regular dividend of $.10 per share for the quarter ended September 30, 2002.

RESULTS OF OPERATIONS


Three Months Ended September 30, 2002: Net income for the three month period ended September 30, 2002 increased $46,793 or 22.9% to $250,600 as compared to net income for the same period in 2001 of $203,807. The annualized return on average assets and annualized return on average equity were 0.80% and 7.84% respectively, for the three-month period ended September 30, 2002. This compares to an annualized return on average assets and annualized return on average equity of 0.64% and 6.81% respectively, for the same period in 2001.


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


         Noninterest expense decreased $60,620 or 6.5% for the three months ended September 30, 2002, over the same period in 2001. Compensation and benefits increased $30,205, or 7.0% for the three months ended September 30, 2002 over the same period in 2001. Occupancy expense decreased $4,813, or 7.9% to $55,901 for the three months ended September 30, 2002 from $60,714 for the three months ended September 30, 2001. Equipment and data processing expenses decreased $4,603, or 3.9% to $114,875 for the three months ended September 30, 2002 from $119,478 for the three months ended September 30, 2001. The SAIF deposit premium remained the same. Amortization of intangible assets decreased by $70,392 or 100% due to a change in the accounting for intangible assets, ie, goodwill. Other expenses decreased $11,351, or 4.7% to $230,660 for the three months ended September 30, 2002 from $242,011 for the three months ended September 30, 2001.

         Income tax expense for the three-month period ended September 30, 2002 and 2001 was $161,143 and $122,932, respectively, which equates to effective rates of 39.1% and 37.6% respectively.


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


         Noninterest expense decreased $193,274 or 6.9% to $2,609,665 for the nine month period ended September 30, 2002 from $2,802,939 for the nine months ended September 30, 2001. Compensation and benefits remained stable for the nine months ended September 30, 2002 over the same period in 2001. Occupancy expense decreased $11,513 or 6.5% to $165,792 for the nine months ended September 30, 2002 from $177,305 for the nine months ended September 30, 2001. Equipment and data processing expenses remained stable for the nine months ended September 30, 2002 over the same period in 2001. The SAIF deposit premium decreased $11,155 or 20.5% for the nine months ended September 30, 2002 over the same period in 2001. Amortization of other intangible assets decreased $211,175 or 100% due to a change in the accounting for intangible assets, ie, goodwill. Other expenses increased $37,239 or 5.3% for the nine months ended September 30, 2002 over the same period in 2001. This increase is a direct result of a charge of $48,798 for a loss pending to TriState Armored Services bankruptcy case. See Contingencies for further explanation.

         Income tax expense for the nine month period ended September 30, 2002 and 2001 was $484,557 and $353,022, which equates to effective rates of 38.7% and 37.9% respectively.


Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates

                                                                September 30,                    December 31,
                                                                     2002                            2001
                                                            --------------------             -------------------
                                                              Amount         %                Amount         %
                                                            ---------      -----             --------     ------
                                                                            (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans .....................................  $   5,344       5.35%            $  6,496       6.39%
  One- to four-family residential and home equity ........     64,661      64.71               69,347      68.17
  Multi-family residential................................      2,729       2.73                1,854       1.82
  Land....................................................      2,020       2.02                2,626       2.58
  Commercial..............................................     10,361      10.37                8,593       8.45

Commercial business loans.................................      7,674       7.68                5,831       5.73

Consumer loans:

  Automobile loans........................................      1,605       1.61                2,204       2.17
  Education loans.........................................         26       0.02                   30       0.03
  Savings account loans...................................        917       0.92                  759       0.75
  Personal loans..........................................      4,587       4.59                3,979       3.91
                                                            ---------      -----             --------     ------
      Subtotal loans......................................     99,924     100.00%             101,719     100.00%
                                                                          ======                          ======
Less: Allowance for loan losses...........................        608                             326
                                                            ---------                        --------
     Total loans..........................................  $  99,316                        $101,393
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

                                          September 30,    December 31,
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

A summary of activity in the allowance is shown below.

                                                       Nine Months Ended     12 Months Ended
                                                       September 30, 2002   December 31, 2001
                                                       ------------------   -----------------
                                                                   (In thousands)

Balance at beginning of period ...................            $ 326               $ 419
                                                              -----               -----
Loans charged-off:
  Residential real estate mortgage loans .........               --                  55
  Commercial .....................................               31                  68
  Consumer .......................................              217                 214
                                                              -----               -----
Total charge-offs ................................              248                 337
                                                              -----               -----
Recoveries:
  Residential real estate mortgage loans .........               --                  --
  Commercial .....................................               --                  --
  Consumer .......................................               28                  55
                                                              -----               -----
Total recoveries .................................               28                  55
                                                              -----               -----
Net loans charged-off ............................              220                 282
                                                              -----               -----
Provision for loan losses ........................              502                 189
                                                              -----               -----
Balance at end of period .........................            $ 608               $ 326
                                                              =====               =====
Net charge-offs to average loans
  outstanding during the period (annualized) .....             0.29%               0.28%
Allowance for loan losses to loans ...............             0.61%               0.32%
Allowance for loan losses to nonperforming loans..            86.24%              47.25%

Analysis of Savings Deposits
----------------------------

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                     Balance at                                 Balance at
                                    September 30,          %                    December 31,        %
                                        2002            Deposits                    2001         Deposits
                                      --------          --------                   -------        --------
                                                              (Dollars in thousands)
Regular checking.................    $   5,908           5.95%                    $  7,188           6.91%
NOW accounts.....................        9,730           9.80                        8,675           8.34
Passbook.........................       11,345          11.43                       10,798          10.38
Statement savings................        4,216           4.25                        3,870           3.72
Money market.....................        4,387           4.42                        3,875           3.72
Christmas and Vacation club......          298           0.30                           87           0.08
Certificates of Deposit..........       45,419          45.76                       51,789          49.78
IRA Certificates of Deposit......        9,146           9.22                        9,583           9.21
Money Market Certificates........        8,798           8.87                        8,170           7.86
                                     ---------         ------                    ---------         ------
                                     $  99,247         100.00%                   $ 104,035         100.00%
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

         Item 3.  Defaults Upon Senior Securities -
                              Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                              Not Applicable

         Item 5.  Other Information -
                              Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K -

                  Exhibit 31        Rule 131-14(a)/15d-14(a) Certification
                  Exhibit 32        18 U.S.C. Section 1350 Certification


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