Form 10KSB
period 2003-12-31
CECIL BANCORP INC
filed 2004-03-30
CIK 926865

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2003

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

       Registrant's telephone number, including area code: (410) 398-1650.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. []

State issuer's revenues for its most recent fiscal year:  $9,174,000

As of March 22, 2004, the registrant had 1,613,660 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $11,108,461 based on the closing sale price of $13 per share of the Registrant's Common Stock on March 22, 2004. For purposes of this calculation, it is assumed that the 759,163 shares held by directors and officers of the Registrant, are shares held by affiliates.

Documents Incorporated by Reference: NA

Transitional small business disclosure format (check one):  Yes       No   X

                    CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         Cecil Bancorp, Inc. ("Cecil Bancorp" or the "Company") makes forward-looking statements in this Form 10-KSB that are subject to risks and uncertainties. These forward-looking statements include:
o        Statements of goals, intentions, and expectations;
o        Estimates of risks and of future costs and benefits;
o Assessments of loan quality, probable loan losses, liquidity, off-balance sheet arrangements, and interest rate risks; and
o        Statements of Cecil Bancorp's ability to achieve financial and other goals.
These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:
o Management's estimates and projections of future interest rates and other economic conditions;
o        Future laws and regulations; and
o        A variety of other matters.
Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Cecil Bancorp's past results of operations do not necessarily indicate its future results.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank"). The Company is a bank holding company subject to regulation by the Federal Reserve System. The Bank is a Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank ("FHLB") of Atlanta., and is an Equal Housing Lender. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. .Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton, Rising Sun, and North East, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

Cecil Federal's business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status. Cecil Federal offers a full range of brokerage and investment services through a relationship with UVEST Investment Services.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2003. Deposit insurance rates may be increased during 2004 or later years.

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

The regulations of the Federal Reserve require bank holding companies with assets of $150 million or more and member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The Company had assets of less than $150 million during 2003, and was not subject to the holding company risk- based capital rules. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

In general, the risk-based capital rules of the Federal Reserve requires bank holding companies with assets of $150 million or more and member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The Company had assets of less than $150 million during 2003, and was not subject to the holding company risk- based capital rules. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50%, and 100%. These computations result in the total risk-weighted assets.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2003, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2003, the Bank was well-capitalized as defined in the Federal Reserve's regulations.

For additional information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see Note 11. "Regulatory Matters." To the consolidated financial statements.

Supervision and Regulation of Mortgage Banking Operations. The Company's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies, and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Cecil Federal's home office and one branch are in Elkton, Maryland, and additional Cecil County branches are located in North East and Rising Sun Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states - Maryland, Delaware, Pennsylvania, and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Major employers in Cecil County are Perry Point Veterans Hospital, medical services; W. L. Gore & Associates, GORE-TEX fabric products; Union Hospital, medical services; Terumo Medical, medical products; ATK Tactical Systems, rocket motors; as well as State, County and Local Governments.

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

Loans and Mortgage Backed Securities

One to Four Family Residential Real Estate Lending. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans) and loans originated under the Maryland Community Development Administration ("CDA") loan program. Cecil Federal's mortgage loan originations are generally for terms of 15, 20 and 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by Cecil Federal customarily contain "due-on-sale" clauses that permit Cecil Federal to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Cecil Federal uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. Cecil Federal's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under Rural Development and CDA programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in Cecil Federal's loan portfolio have loan-to-value ratios of 80% or less.

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

During the year ended December 31, 2003, Cecil Federal originated $18.2 million in adjustable-rate mortgage loans and $14.1 million in fixed-rate mortgage loans. Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. Cecil Federal offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

Construction Lending. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 80%. Substantially all construction loans originated convert to a permanent loan. Cecil Federal has financed the construction of non-residential properties on a case by case basis. A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

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

Multi-Family and Commercial Real Estate Lending. Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Cecil Federal seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans and restricting such loans to its primary market area. Cecil Federal's permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings, and retail establishments that are located in Cecil Federal's primary market area. Multi-family and commercial real estate loans generally have terms of 20 years, are either tied to the prime rate or have interest rate adjustments every one, three or five years, or amortize on the basis of a 30 year period and generally require a balloon payment after three years. Multi-family and commercial mortgages are generally made in amounts not exceeding 80% of the lesser of the appraised value or purchase price of the property. All of Cecil Federal's multi-family and commercial property loans require regular payments of principal and interest. The interest rates on commercial real estate loans are negotiated on a loan-by-loan basis.

Commercial Business Loans. Cecil Federal offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a six month term, while lines of credit can remain open for longer periods. All owners, partners, and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved, and the strength of the borrower's firm and position. Commercial business lending entails significant risk, as the payments on such loans may depend upon the successful operation or management of the business involved. Although Cecil Federal attempts to limit its risk of loss on such loans by limiting the amount and the term, and by requiring personal guarantees of principals of the business (when additional guarantees are deemed necessary by management and such guarantees are allowed by regulation), the risk of loss on commercial business loans is substantially greater than the risk of loss from residential real estate lending.

Consumer Lending. Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss, or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against Cecil Federal, and a borrower may be able to assert against Cecil Federal claims and defenses that it has against the seller of the underlying collateral.

Cecil Federal's consumer loans consist of automobile loans, savings account loans, education loans, home improvement loans, and other consumer loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio. Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National

Automobile Dealers Association. The terms of the loans are determined by the condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. Cecil Federal makes savings account loans for up to 90% of the amount of the depositor's savings account balance. The maximum amount of the loan takes into consideration the amount of interest due. The term of the loan is either interest due monthly on demand, or a term loan not to exceed 5 years. The interest rate is 2% higher than the rate being paid on the savings account. Cecil Federal's education loans are made to existing deposit customers, in amounts of up to $10,000, and are paid out over four years, with $2,500 disbursed per year. Interest is payable annually until the student leaves school and amortization over an eight year period then begins. Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets (see discussion below).

Loan Solicitation and Processing. Cecil Federal's lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that Cecil Federal may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2003, Cecil Federal's loans-to-one borrower cannot exceed $2,254,800.

Loan Originations and Sales. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors, and borrowers. Applications are taken at all offices, but are processed by Cecil Federal and submitted for approval, as noted above. Cecil Federal has not purchased loans in the secondary mortgage market. All fixed-rate loans are originated according to FHLMC guidelines and, depending on market conditions, may be sold to FHLMC after origination. Cecil Federal retains servicing on all loans sold.

Interest Rates and Loan Fees. Interest rates charged by Cecil Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and general supply of money in the economy. In addition to interest earned on loans, Cecil Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by Cecil Federal. Cecil Federal also receives servicing fees on the loan amount of the loans that it services. At December 31, 2003, Cecil Federal was servicing $13.3 million in loans for other financial institutions. For the years ended December 31, 2003 and 2002 Cecil Federal recognized gross servicing income of $42,000 and $26,000, respectively, and total loan fee income of $118,000 and $101,000, respectively.

Mortgage-Backed Securities. Cecil Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA"), FNMA and FHLMC participation certificates and securities issued by other nonagency organizations. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle Cecil Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans that are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of Cecil Federal. Because Cecil Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities, which generally only pay principal at maturity.

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

Cecil Federal has historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. At December 31, 2003, Cecil Federal had no mortgage derivative products that met the definition of high risk mortgage securities.


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

Borrowings. Deposits historically have been the primary source of funds for Cecil Federal's lending and investment activities and for its general business activities. Cecil Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are secured by Cecil Federal's stock in the FHLB and a portion of Cecil Federal's mortgage loans. Cecil Federal utilized advances from FHLB during the year. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member, Cecil Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

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

The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other savings associations, commercial banks, mortgage bankers, mortgage brokers, and insurance companies. The Bank's principal competitors for deposits are other financial institutions, including other banks, savings associations, and credit unions located in the Bank's primary market area of Cecil and Harford Counties in Maryland or doing business in the market area through the internet, by mail, or by telephone. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

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



Employees

As of January 31, 2004, the Company and the Bank employed 55 persons. None of The Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

         Following are the locations of Cecil Federal at December 31, 2003. The Company has no other locations.

          Popular Name                                 Location
------------------------------------------- ---------------------------------------------------------
Main Office                                 127 North Street, Elkton, MD 21921
*Cecil Financial Center                     135 North Street, Elkton, MD  21921
*North East                                 108 North East Plaza, Elkton, MD 21901
*Rising Sun                                 56 Rising Sun Towner Centre, Rising Sun, MD  21911
*Crossroads                                 114 E. Pulaski Hwy, Elkton, MD  21921
Downtown Havre de Grace                     303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace                     1609 Pulaski Highway, Havre de Grace, MD 21078

*Leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2003, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR RCOMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB. Shareholders received quarterly cash dividends totaling $.20 per share in both 2003 and 2002. The ratio of dividends per share to diluted net income per share was 25.2% in 2003, compared to 25.5% for 2002. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Shares issued under the dividend reinvestment plan totaled 5,858 in 2003 and 8,022 in 2002. All EPS amounts have been adjusted to give retroactive affect for the two-for-one stock split approved by the Board of Directors on February 24, 2004.

The number of common shareholders of record was approximately 775 as of March 31, 2004, excluding shareholders who hold in nominee or "street name."

Quarterly Stock Information

                                              2003                                          2002
------------------------------------------------------------------------------------------------------------------
                                Stock Price Range        Per Share            Stock Price Range         Per Share
                                -----------------                             -----------------
Quarter                          Low          High        Dividend          Low             High        Dividend
------------------------------------------------------------------------------------------------------------------
1st                             9.26          11.50           $.05           $8.75          $9.15           $.05
2nd                            10.00          11.50            .05            8.84           9.25            .05
3rd                            10.25          11.00            .05            9.00           9.50            .05
4th                            10.68          12.38            .05            9.00           9.50            .05
                                                                --                                            --
   Total                                                      $.20                                          $.20
                                                                ==                                            ==


(1) Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The following table presents disclosure regarding equity compensation plans in existence at December 31, 2003, consisting only of the stock option plan (expired but having outstanding options that may still be exercised) which was approved by shareholders (described further under the caption "Stock Option Plan" in Note 12 to the consolidated financial statements).

                      Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
        Plan category           Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                            (a)                          (b)                 excluding securities
                                                                                            reflected in column (a)
                                                                                                      (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
 approved by security holders             16,528                       $14.26                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
 approved by security holders                0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                         16,528                       $14.26                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------

The above table does not include shares issued under the Management Recognition Plan, for which no additional shares are available for issuance, or shares acquired by the Employee Stock Ownership Plan. See Note 12 to the consolidated financial statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's consolidated financial statements and the accompanying notes

Four Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)           2003        2002         2001         2000           1999
-------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest Income                                       $8,369       $8,385       $9,336       $9,363          $7,775
Interest Expense                                       2,649        3,191        4,729        4,875           3,994
    Net Interest Income                                5,720        5,194        4,607        4,488           3,781
Provision for Loan Losses                                220          569          190          305             125
Net Interest Income after Provision                    5,500        4,626        4,417        4,183           3,656
    for Loan Losses
Noninterest Income                                       805          691          588          573             417
Noninterest Expenses                                   4,321        3,709        3,733        3,570           2,928
Income before Income Taxes                             1,984        1,608        1,232        1,186           1,145
Income Tax Expense                                       749          613          471          467             475
Net Income                                             1,235       $  995       $  761       $  719          $  670

PER SHARE DATA: (3)
Basic Net Income Per Share                              $.81         $.79         $.62         $.60            $.57
Diluted Net Income Per Share                             .80          .78          .61          .59             .56
Dividends Declared                                       .20          .20          .20          .20             .20
Book Value (at year end)                               10.41        10.30         9.64         9.19            8.70
Tangible Book Value (at year end) (1)                   8.98         8.54         7.86         7.21            6.47

FINANCIAL CONDITION (at year end):
Assets                                              $149,600     $123,120     $127,498     $121,961        $114,924
Deposits                                             118,164       99,831      104,035       95,913         101,218
Loans, net                                           126,887      101,571      101,393      102,582          92,099
Investment Securities                                  5,770       10,488       13,817        7,948           9,733
Stockholders' Equity                                  16,714       13,186       12,197       11,416          10,706

PERFORMANCE RATIOS (for the year):
Return on Average Assets                                .91%          .81%         .61%         .59%            .63%
Return on Average Equity                               7.79          7.86         6.41         6.48            6.40
Net Interest Margin                                    4.51          4.43         4.01         3.89            3.66
Efficiency Ratio (2)                                  66.22         63.02        72.63        70.54           69.75
Dividends Declared Per Share
  to Diluted Net Income Per Share                     25.00         25.48        32.79        33.90           35.71

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets                      11.72%        10.25%        9.48%        9.09%          10.42%
Allowance for Loan Losses to Loans                      .61           .60          .32          .41             .47
Nonperforming Assets to Total Assets                    .84           .50          .54          .73             .95
Net Charge-offs to Average Loans                        .04           .28          .28          .31             .11


(1) Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
(2) The Efficiency Ratio equals noninterest expenses as a percentage net interest income plus noninterest income. In this ratio, noninterest expenses for years prior to 2003 include amortization of the intangible asset related to the September 27, 1999, acquisition of two branch offices from an unaffiliated financial institution. See Note 2 to the consolidated financial statements.
(3)All EPS amounts have been adjusted to give retroactive affect for the two-for-one stock split approved by the Board of Directors on February 24, 2004.

Summary

Cecil Bancorp, Inc. (the "Company") is the bank holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank. The Bank is a community-oriented commercial bank chartered under the laws of the State of Maryland and is a member of the Federal Reserve System.

Cecil Federal is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. Cecil Federal conducts its business through its main office in Elkton, Maryland, branches in Elkton, Rising Sun, and North East, Maryland, and through the Columbian Bank Division's main office and a branch office in Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank acts as leasing agent for the North East Plaza Branch. The Bank offers a full range of brokerage and investment services through a relationship with UVEST Investment Services. Cecil Federal's business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.

Consolidated Average Balances, Yields and Rates (1)

                                                                    2003                          2002
-------------------------------------------------------------------------------------------------------------------
                                                         Average             Yield/  Average               Yield/
(Dollars in thousands)                                  Balance    Interest   Rate   Balance     Interest   Rate
-------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                                   $112,486   $8,096    7.20%   $100,324     $7,847     7.82%
Investment securities                                      9,772      212    2.17      12,927        447     3.46
Other interest-earning assets                              4,684       61    1.30       4,017         91     2.27
                                                           -----    -----            --------      -----
   Total Earning Assets                                  126,942    8,369    6.59     117,268      8,385     7.15
                                                                                                   -----
Non-Interest earning assets                                8,318                       6,213
                                                           -----                     -------
   Total Assets                                         $135,260                    $123,481

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Deposits                                                $108,155     2,212   2.05   $100,355       2,755     2.75
FHLB advances                                              9,624       434   4.50      9,220         432     4.68
Advances from borrowers for taxes
   and insurance                                             691         3    .43        678           4      .59
                                                           -----     -----            --------      -----
   Total Interest- Bearing Liabilities                   118,470     2,649   2.23    110,253       3,191     2.90
                                                                     -----                         -----
Non-Interest bearing liabilities                             942                         571
                                                        --------                    --------
   Total liabilities                                     119,412                     110,824
Stockholders' equity                                      15,848                      12,657
                                                        --------                    --------
   Total Liabilities and Stockholders' Equity           $135,260                    $123,481
                                                        ========                    ========
Net Interest income                                                 $5,720                       $5,194
Interest Rate Spread                                                         4.36                            4.25
Net Interest Margin                                                          4.51                            4.43
Ratio of average interest earning assets
   to average interest bearing liabilities                                 107.15                          106.36


(1) Average balances are based upon month-end balances, which are not believed to be materially different from daily averages.
(2)  Non-accrual loans are included in the average balances.

Results of Operations
2003 versus 2002

Net income increased $240,288, or 24.2% to $1,234,810 for the year ended December 31, 2003, from $994,522 for the same period in 2002. The increase in net income is the result of a $525,266, or 10.1%, increase in net interest income due mainly to increasing loan volumes and declining rates on interest bearing liabilities; a $348,667 decrease in the provision for loan losses; a $114,077, or 16.5%, increase in noninterest income, due mainly a $122,477 increase in gains on sale of loans and to a $39,735 increase in commission income; offset by $612,277 increase in noninterest expense, due mainly to the increase in compensation and benefits of new sales staff, equipment and data processing; and occupancy expenses.. Basic and diluted net income per share for 2002 were, $.81 and $.80, respectively, each up $0.02, or approximately 2.5%, over corresponding 2002 earnings per share amounts, as the increase in net income more than offset the effects of the greater number of shares issued in the Company's 2003 private placement. The annualized return on average assets and annualized return on average equity were 0.91% and 7.79% respectively, for the year ended December 31, 2003. This compares to an annualized return on average assets and the annualized return on average equity of 0.81% and 7.86%, respectively for the same period in 2002.

Net interest income, the Company's primary source of income, increased $525,266, or 10.1% to $5,719,598 for the year ended December 31, 2003, from $5,194,332 for the year ended December 31, 2002. The weighted average yield on all interest-earning assets decreased to 6.59% for the year ended December 31, 2003 from 7.15% for the year ended December 31, 2002. The weighted average rate paid on interest bearing liabilities decreased to 2.23% for the year ended December 31, 2003 from 2.90% for the year ended December 31, 2002. As a result, the net interest spread increased to 4.36% for 2003 from 4.25% for 2002. The net interest margin increased by 8 basis points to 4.51% from 4.43%.

Interest and fees on loans receivable increased by $248,895, or 3.2% to $8,096,135 for the year ended December 31, 2003 from $7,847,240 for the year ended December 31, 2002. The increase is attributable to an increase in average balance outstanding offset, in part, by a decrease in the average yield. The average outstanding balance increased $12,162,028, or 12.1%, to $112,486,371 for the year ended December 31, 2003 from $100,324,343 for the year ended December 31, 2002. The weighted average yield decreased to 7.20% for the year ended December 31, 2003 from 7.82% for the year ended December 31, 2002.

Interest on investment securities decreased $234,918, or 52.6% to $211,726 for the year ended December 31, 2003 from $446,644 for the year ended December 31, 2002. The decrease is a result of a decrease in the weighted average yield and a decrease in the average balance. The weighted average yield decreased to 2.17% for the year ended December 31, 2003 from 3.46% for the year ended December 31, 2002. The average outstanding balance decreased $3,155,729, or 24.4%, to $9,771,572 for the year ended December 31, 2003 from $12,927,301 for the year ended December 31, 2002.

Other earning assets primarily are Federal Home Loan Bank stock, Federal Reserve Bank stock, and short-term liquidity accounts with variable rates. Dividends on Federal Home Loan and Federal Reserve Bank stock decreased $20,749, or 37.4% to $34,721 for the year ended December 31, 2003 from $55,470 for the year ended December 31, 2002 as a result of a decrease in the weighted average yield offset in part by an increase in the average balance outstanding. Interest on the remaining other earning assets decreased $9,497, or 26.8% to $25,984 for the year ended December 31, 2003 from $35,481 for the year ended December 31, 2002 as a result of a decrease in the weighted average yield offset by an increase in the average balance outstanding. The average outstanding balance increased $806,997, or 26.6%, from $3,035,788 for the year ended December 31, 2002 to
$3,842,785 for the year ended December 31, 2003. The weighted average yield decreased from 1.17% for the year ended December 31, 2002 to 0.68% for the year ended December 31, 2003.

Interest paid on deposits decreased $543,987, or 19.7% to $2,214,626 for the year ended December 31, 2003 from $2,758,613 for the year ended December 31, 2002. The decrease was the result of a decrease in the average cost of funds, offset in part by an increase in average balance.. The weighted average rate decreased to 2.05% for the year ended December 31, 2003 from 2.75% for the year ended December 31, 2002. The average outstanding balance increased $7,799,441, or 7.8%, to $108,154,586 for the year ended December 31, 2003 from $100,355,145 for the year ended December 31, 2002. Interest expense paid on borrowings increased $2,452, or 0.6% to $434,342 for the year ended December 31, 2003 from $431,890 for the year ended December 31, 2002. The increase was a result of increases in the average balance outstanding offset by a decrease in the average cost of funds. The average outstanding balance increased $403,425, or 4.4%, to $9,623,973 for the year ended December 31, 2003 from $9,220,548 for the year ended December 31, 2002. The weighted average rate decreased to 4.51% for the year ended December 31, 2003 from 4.68% for the year ended December 31, 2002.

Effect of Volume and Rate Changes on Net Interest Income

                                                           2003 vs. 2002                   2002 vs. 2001
------------------------------------------------------------------------------------------------------------------
                                                 Increase       Due to Change     Increase     Due to Change
                  Or                           in Average:*          or         in Average:*
(Dollars in thousands)                          (Decrease)   Volume       Rate   (Decrease)   Volume       Rate
------------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
    Loans                                          $   249    $   905    $  (656)   $ (779)    $ (158)    $ (621)
    Investment securities                             (235)       (93)      (142)     (104)       225       (329)
    Other interest-earning assets                      (30)        13        (43)      (68)        (7)       (61)
                                                    -------                          -----
   Total Interest Income                               (16)       664       (680)     (951)       198     (1,149)
                                                    -------                          -----
Interest expense:
    Interest-bearing deposits                         (543)       201       (744)   (1,375)       (46)    (1,329)
    FHLB advances                                        2         19        (17)     (159)       (63)       (96)
    Advances from borrowers for taxes
       and insurance                                    (1)         0         (1)       (4)        (1)        (3)
                                                    -------                          -----
        Total Interest Expense                        (542)       224       (766)   (1,538)      (101)    (1,437)
                                                    -------                          -----
            Net Interest Income                    $   526        440         86    $  587     $  299     $  288
                                                    =======                          =====

* Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company makes provision for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management's reviews of probable losses inherent in the loan portfolio. The provision for loan losses decreased $348,667, or 61.3% to $220,000 for the year ended December 31, 2003 from $568,667 for the year ended December 31, 2002 as a result of this analysis. (See "Allowance for Loan Losses.")

Non-interest income increased $114,078, or 16.5% to $805,050 for the year ended December 31, 2003 from $690,972 for the year ended December 31, 2002. Checking account fees increased $25,825 or 9.0% to $313,265 for the year ended December 31, 2003 from $287,440 for the year ended December 31, 2002. ATM fees increased $15,941 or 14.9% to $123,187 for the year ended December 31, 2003 from $107,245 for the year ended December 31, 2002. Gain on the sale of loans increased $122,477 or 170.9%. There were no gains on the sale of real estate as of December 31, 2003. Commission income on alternative investment products increased $39,735, or 89.7% to $84,026 for the year ended December 31, 2003 from $44,291 for the year ended December 31, 2002. Other income increased $25,773 or 32.2% to $105,769 for the year ended December 31, 2003 from $79,996 for the year ended December 31, 2002.

Non-interest expense increased $612,277, or 16.5% to $4,321,100 for the year ended December 31, 2003 from $3,708,823 for the year ended December 31, 2002. The Company experienced an increase in salaries and employee benefits of $497,365, or 26.2% to $2,395,256 for the year ended December 31, 2003 from $1,897,891 for the year ended December 31, 2002. The increase can be attributable to increased number of employees due to increased sales staff, back office staff, and personnel needed at the new Rising Sun office along with increases in other personnel and annual merit increases. Occupancy expense increased $74,697, or 33.2% to $299,588 for the year ended December 31, 2003 from $224,891 for the year ended December 31, 2002. The increase is attributable to the addition of the lease for new Rising Sun office. The Company's SAIF premium decreased $40,942, or 71.7% to $16,126 for the year ended December 31, 2003 as compared to $57,068 for the year ended December 31, 2002. Other expenses decreased $55.799, or 5.8% to $903,490 for the year ended December 31, 2003 from $959,289 for the year ended December 31, 2002

Income tax expense for the year ended December 31, 2003 and December 31, 2002 was $748,738 and $613,293, respectively, which equates to effective rates of 37.7% and 38.1%, respectively.

2002 versus 2001

Net income increased $233,447, or 30.7% to $994,522 for the year ended December 31, 2002, from $761,075 for the same period in 2001. The increase in net income is the result of a $587,532, or 12.7%, increase in net interest income due mainly to declining rates on interest bearing liabilities and growth in average investment securities; a $102,487, or 17.4%, increase in noninterest income, due mainly to a $100,321 gain on sale of other real estate owned and a $71,679 increase in gains on sale of loans, and a $64,812 decrease in noninterest expense, due mainly to the cessation of amortization of goodwill related to the 1999 branch acquisition; offset, in part, by a $379,167 increase in the provision for loan losses. Basic and diluted net income per share for 2002 were, $.79 and $.78, respectively, each up $0.17, or approximately 28%, over corresponding 2001 earnings per share amounts.

The annualized return on average assets and annualized return on average equity were 0.81% and 7.86% respectively, for the year ended December 31, 2002. This compares to an annualized return on average assets and the annualized return on average equity of 0.61% and 6.41%, respectively for the same period in 2001.

Net interest income increased $587,532, or 12.8% to $5,194,333 for the year ended December 31, 2002, from $4,606,801 for the year ended December 31, 2001. The weighted average yield on all interest-earning assets decreased to 7.15% for the year ended December 31, 2002 from 8.13% for the year ended December 31, 2001. The weighted average rate paid on interest bearing liabilities decreased to 2.90% for the year ended December 31, 2002 from 4.20% for the year ended December 31, 2001. As a result, the net interest spread increased to 4.25% for 2002 from 3.93% for 2001. The net interest margin increased by 42 basis points to 4.43%, from 4.01%

Interest and fees on loans receivable decreased by $779,021, or 9.0% to $7,847,240 for the year ended December 31, 2002 from $8,626,261 for the year ended December 31, 2001. The decrease is attributable to a decrease in the average yield and, to a lesser extent, a decrease in average balance outstanding. The weighted average yield decreased to 7.82% for the year ended December 31, 2002 from 8.44% for the year ended December 31, 2001. The average outstanding balance decreased $1,898,433, or 1.9%, to $100,324,343 for the year ended December 31, 2002 from $102,222,776 for the year ended December 31, 2001.

Interest on investment securities decreased $104,342, or 18.9% to $446,644 for the year ended December 31, 2002 from $550,986 for the year ended December 31, 2001. The decrease is a result of a decrease in the weighted average yield offset in part by an increase in the average balance. The weighted average yield decreased to 3.46% for the year ended December 31, 2002 from 6.60% for the year ended December 31, 2001. The average outstanding balance increased $4,581,424, or 54.9%, to $12,927,301 for the year ended December 31, 2002 from $8,345,877 for the year ended December 31, 2001. Other earning assets primarily are Federal Home Loan and Federal Reserve Stock and short-term liquidity accounts with variable rates. Dividends on Federal Home Loan and Federal Reserve Bank stock decreased $6,338, or 10.3% to $55,470 for the year ended December 31, 2002 from $61,808 for the year ended December 31, 2001 as a result of a decrease in the weighted average yield offset in part by an increase in the average balance outstanding. Interest on remaining other earning assets decreased $61,215, or 63.3% to $35,481 for the year ended December 31, 2002 from $96,696 for the year ended December 31, 2001 as a result of a decrease in the weighted average yield and the average balance outstanding. The average outstanding balance decreased $235,205, or 7.2%, from $3,270,993 for the year ended December 31, 2001 to $3,035,788 for the year ended December 31, 2002. The weighted average yield decreased from 2.96% for the year ended December 31, 2001 to 1.17% for the year ended December 31, 2002.

Interest paid on deposits decreased $1,378,966, or 33.3% to $2,758,612 for the year ended December 31, 2002 from $4,137,578 for the year ended December 31, 2001. The decrease was the result of a decrease in the average cost of funds, and, to a much smaller extent, to a decrease in the average balance. The weighted average rate decreased to 2.75% for the year ended December 31, 2002 from 4.07% for the year ended December 31, 2001. The average outstanding balance decreased $1,139,583, or 1.1%, to $100,355,145 for the year ended December 31, 2002 from $101,494,728 for the year ended December 31, 2001. Interest expense paid on borrowings decreased $159,482, or 27.0% to $431,890 for the year ended December 31, 2002 from $591,372 for the year ended December 31, 2001. The decrease was a result of decreases in the average cost of funds and the average balance outstanding. The average outstanding balance decreased $1,194,035, or 11.5%, to $9,220,548 for the year ended December 31, 2002 from $10,414,583 for the year ended December 31, 2001. The weighted average rate decreased to 4.68% for the year ended December 31, 2002 from 5.68% for the year ended December 31, 2001.

The provision for loan losses increased $379,167, or 200.1% to $568,667 for the year ended December 31, 2002 from $189,500 for the year ended December 31, 2001. (See "Allowance for Loan Losses.")

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

Comparison of Financial Condition.
2003 versus 2002

The Company's assets increased by $26,480,181, or 21.5% to $149,599,795 at December 31, 2003 from $123,119,614 at December 31, 2002. The loans receivable portfolio, net of the allowance for loan losses, increased by $25,315,680, or 24.9% to $126,886,555 at December 31, 2003 from $101,570,875 at December 31,
2002. Cash and interest-bearing deposits with banks increased $1,168,329 or 25.8% to $5,693,288 at December 31, 2003 from $4,524,959 at December 31, 2002.
The Company's investments held to maturity remained stable at December 31, 2003 in comparison with the prior year. Investments available for sale decreased $4,719,999 or 67.5% to $2,274,387 at December 31, 2003 from $6,994,386 at
December 31, 2002. Premises and equipment net of accumulated depreciation increased by $1,244,587, or 56.5% to $3,447,093 at December 31, 2003 from
$2,202,506 at December 31, 2002. The increase was the result of Bank's system conversion to FiServ Vision which generated the need for all new computer equipment. In addition, the Bank added a new branch location in Rising Sun and purchased property on Turkey Point Road, North East, MD. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock decreased $200,950 or 18.7% to $871,900 at December 31, 2003 from $1,072,850 at December 31, 2002. Cecil Federal was required to reduce their investment from the Federal Home Loan Bank upon acceptance as a Federal Reserve System member. Other assets increased $3,517,979 or 716.0% to $4,009,309 at December 31, 2003 from $491,330 at December 31, 2002.
The increase is attributable to the bank purchasing $3,250,000 of bank-owned life insurance in order to fund employee benefit programs which are included in other assets.

The Company's liabilities increased $22,952,131, or 20.9% to $132,885,438 at December 31, 2003 from $109,933,307 at December 31, 2002. Deposits increased $18,332,365, or 18.4% to $118,163,776 at December 31, 2003 from $99,831,411 at
December 31, 2002. Advances from the Federal Home Loan Bank of Atlanta increased $4,750,000 or 52.8% to $13,750,000 at December 31, 2003 from $9,000,000 and at
December 31, 2002. Other liabilities remained stable in comparison with the prior year.

The Company's stockholders' equity increased by $3,528,050, or 26.8% to $16,714,357 at December 31, 2003 from $13,186,307 at December 31, 2002. The increase was primarily due to the private placement of common stock and to an increase in retained earnings of $917,525, or 11.8%, as a result of 2003 earnings, net of dividends The Company completed a private placement of 158,735 shares of newly issued common stock for net proceeds of $2,488,035. For the year ended December 31, 2003, the Company paid an annualized dividend of $.20 per share.

Comparison of Financial Condition.
2002 versus 2001

The Company's assets decreased by $4,378,427, or 3.4% to $123,119,614 at December 31, 2002 from $127,498,041 at December 31, 2001. The loans receivable portfolio, net of the allowance for loan losses, decreased by $177,384, or 0.2% to $101,570,875 at December 31, 2002 from $101,393,491 at December 31, 2001.
Cash and interest-bearing deposits with banks decreased $1,021,283 or 18.4% to $4,524,959 at December 31, 2002 from $5,546,242 at December 31, 2001. The
Company's investments held to maturity increased by $444,656, or 14.6% to $3,494,020 at December 31, 2002 from $3,049,364 at December 31, 2001.
Investments available for sale decreased $3,773,417 or 35.0% to $6,994,386 at December 31, 2002 from $10,767,803 at December 31, 2001. Premises and equipment net of accumulated depreciation decreased by $117,454, or 5.1% to $2,202,506 at December 31, 2002 from $2,319,960 at December 31, 2001. The decrease was the result of the depreciation of the Bank's fixed assets. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock increased $117,850 or 12.3% to $1,072,850 at December 31, 2002 from $955,000 at
December 31, 2001. Cecil Federal was required to make an initial investment upon acceptance as a Federal Reserve System member. Other assets decreased $65,571 or 11.8% to $491,330 at December 31, 2002 from $556,901 at December 31, 2001.

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

The Company's stockholders' equity increased by $988,996, or 8.1% to $13,186,307 at December 31, 2002 from $12,197,307 at December 31, 2001. The increase was primarily due to an increase in retained earnings of $744,194, or 10.5% primarily as a result of 2002 earnings, net of dividends. For the year ended December 31, 2002, the Company paid an annualized dividend of $.20 per share.

Loans

Cecil Federal's total loans grew $25.5 million, or 24.9% during 2003. Cecil Federal's construction loans increased $4.3 million, or 73.3% over the same period in 2002, and accounted for 8% of the Banks total portfolio. Cecil Federal's commercial real estate loans increased by $7.0 million, or 47.0%, and accounted for approximately 17% of the total portfolio, up from approximately 14.5% at year-end 2002, and commercial business loans increased by almost $14 million, or 143.9%, and accounted for approximately 19% of the portfolio, up from approximately 10% at year-end 2002. Land, Savings Accounts, and Personal Loans also increased during 2003, while other categories decreased. The following table shows the composition of the loan portfolio at December 31.

                                                                     2003                             2002
--------------------------------------------------------------------------------------------------------------------
                                                                       Percentage                       Percentage
(Dollars in thousands)                                      Amount       of Total           Amount       of Total
--------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Construction loans                                          $10,177       7.97%            $  5,871       5.75%
  One- to four-family residential and home equity              59,272      46.43               61,026      59.72
  Multi-family residential                                      1,481       1.16                2,559       2.50
  Land                                                          4,021       3.15                1,781       1.74
  Commercial                                                   21,760      17.04               14,803      14.49
                                                               ------      -----               ------      -----
     Total real estate loans                                   96,711      75.75               86,040      84.20
                                                               ------      -----               ------      -----
Commercial business loans                                      23,858      18.69                9,783       9.57
                                                               ------      -----               ------      -----
Consumer loans:
  Automobile loans                                                893        .70                1,528       1.50
  Education loans                                                  19        .01                   18        .02
  Savings account loans                                         1,059        .83                  928        .91
  Personal loans                                                5,132       4.02                3,887       3.80
                                                               ------      -----               ------      -----
  Total consumer loans                                          7,103       5.56                6,361       6.23
                                                               ------      -----               ------      -----
     Gross loans                                              127,672     100.00              102,184     100.00
                                                                          ======                          ======
Less: Allowance for Loan Losses                                  (786)                           (613)
                                                                 ----                             ---
    Total loans                                              $126,886                        $101,571
                                                              =======                         =======

The following table shows the remaining maturities of outstanding loans at December 31, 2003. Balances are not reduced for loans in process or discounts.


                                                                        At December 31, 2003
                                                           Remaining Maturities of Selected Credits in Years
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    1 or Less      Over 1-5         Over 5          Total
---------------------------------------------------------------------------------------------------------------------
Real estate:
   Mortgage                                               $ 13,184       $ 57,692       $ 20,087         $ 90,963
   Home equity and second
      mortgages                                              1,659            708          3,381            5,748
   Commercial                                               19,707          2,977          1,174           23,858
   Consumer                                                  3,835          2,471            797            7,103
                                                        -----------------------------------------------------------
        Total                                             $ 38,385       $ 63,848       $ 25,439         $127,672
                                                        ===========================================================

Rate Terms:
    Fixed                                                 $  8,863         13,798         22,502           45,163
    Variable or adjustable                                  29,522         50,050          2,937           82,509
                                                        -----------------------------------------------------------
        Total                                             $ 38,385        $63,848        $25,439         $127,672
                                                        ===========================================================

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by federal examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by federal examiners at their most recent periodic examination of the Bank. Federal examinations usually occur each year. In these examinations, the federal examiners review the loan portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management also may establish an unallocated allowance based upon its evaluation of various conditions that are not directly measured in the formula and specific allowances. All of the allowance for loan losses was allocated at year-end 2003 and 2002. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal and state financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During 2003, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance. Management determined that the appropriate allowance for loan losses at December 31, 2003 was $785,814, (0.61% of total loans), an increase of $173,135 from the $612,679 allowance (0.60% of loans) at December 31, 2002. Annual net charge offs were 0.04% of average loans in 2003 and 0.28% in 2002. Total non-performing loans at December 31, 2003 were $1,252,440, up $638,619 (104.0%) from year-end 2002. At December 31, 2003, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 46.43% of the portfolio, compared to 59.72% at December 31, 2002, while commercial business loans, which generally are assigned higher risk factors, comprise 18.69% of the portfolio, compared to 9.57% at December 31, 2002. The provision for loans losses required for 2003 was $220,000, down $348,667, from 2002.


 A summary of activity in the allowance is shown below.

(Dollars in thousands)                                                        2003                 2002
Balance at beginning of period                                               $  613               $   326
Loans charged-off:
   Residential real estate mortgage loans                                         0                     0
   Commercial                                                                     0                    49
   Consumer                                                                     147                   271
Total charge-offs                                                               147                   320
Recoveries:
   Residential real estate mortgage loans                                         -                     -
   Commercial                                                                     -                     -
   Consumer                                                                     100                    38
Total recoveries                                                                100                    38
Net loans charged-off                                                            46                   282
Provision for loan losses                                                       220                   569
Balance at end of period                                                    $   786               $   613
Net charge-offs to average loans
   outstanding during the period (annualized)                                   .04%                  .28%
Allowance for loan losses to loans                                              .61                   .60
Allowance for loan losses to nonperforming loans                              62.78                 99.82


The following table presents a two year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage or total loans in each category. The increase in the allowance for 2003 was primarily the result of larger reserves for commercial business loans, reflecting growth in that loan category, and for automobile and personal loans, primarily reflecting loss history.

                                                                     2003                             2002
                                                                        % of Loans                     % of Loans
                                                                      in Category to                 in Category to
(Dollars in thousands)                                      Amount      Total Loans         Amount     Total Loans
Real estate loans:
   Construction loans                                        $   -          7.97             $    -         5.75
  One-to four-family residential and home equity                39         46.43                 41        59.72
  Multi-family residential                                       -          1.16                  -         2.50
  Land                                                           -          3.15                  -         1.74
  Commercial                                                    34         17.04                 20        14.49
  Total Real Estate Loans                                       73         75.75                 61        84.20
Commercial business loans                                      162         18.69                123         9.57
Consumer loans:
  Automobile loans                                             255           .70                278         1.50
  Education loans                                                -           .01                  -          .02
  Savings account loans                                          -           .83                  -          .91
  Personal loans                                               296          4.02                151         3.80
  Total Consumer Loans                                         551          5.56                429         6.23
  Total                                                     $  786        100.00%            $  613       100.00%

Nonperforming Assets

Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a nonaccrual basis; loans past due by 90 days or more but still accruing; troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets at December 31:

(Dollars in thousands)                                                        2003                 2002
Nonaccrual loans(1)                                                          $  806               $   578
Loans 90 days or more past due                                                  446                    35
Restructured loans                                                                0                     0
Total Nonperforming Loans(2)                                                  1,252                   613
Other real estate owned, net                                                      0                     0
Total Nonperforming Assets                                                   $1,252               $   613
Nonperforming loans to total loans                                              .99%                  .60%
Nonperforming assets to total assets                                            .84                   .50


(1) Gross interest income that would have been recorded in 2003 if non-accrual loans and leases had been current and in accordance with their original terms was $57,903, while interest actually recorded on such loans was $35,709.
(2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $806,271 at December 31, 2003. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Investment Securities

The composition of investment securities at December 31 are shown below.

(Dollars in thousands)                                             2003               2002
Available-for-Sale:(1)
     Mutual Funds-Mortgage Securities                           $   1,313            $  4,948
   Mutual Funds-U.S. Government Securities                            685               1,658
   Mortgage-backed Securities                                         276                 388
     Total                                                          2,274               6,994
Held-to-Maturity:
   U.S. Government and Agency  (2)                                  3,495               3,494
           Total Investment Securities (3)                         $5,769           $  10,488

(1) At estimated fair value.
(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3) The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2003 or 2002

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2003 are presented below. All such securities are due within one year of December 31, 2003, with the exception of $276,073 which matures in over five years. All such available for sale securities are reported at fair value. Held to maturity securities appear in the table at amortized cost. Maturities are stated by maturity adjusted for estimated calls.

                                                            Weighted
                                                             Average
(Dollars in thousands)                        Amount          Yield
Available for Sale:
   Mortgage-backed Securities               $1,589            5.52%
   Mutual Funds-US Government Securities       685            2.56
     Total                                 $ 2,274            2.92

Held-to-Maturity:
   U.S. Government and Agency               $3,495            .77%
   Mortgage-backed Securities                        -                            -
     Total                                   3,495            .77
     Total Investment Securities            $5,769           1.62

Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts at December 31.

                                                          2003                                 2002
                                                        Weighted                             Weighted
                                                         Average     % of                     Average     % of
(Dollars in thousands)                        Balance     Rate       Total           Balance   Rate     Deposits
NOW and Money Market Accounts             $    28,777             .88%            24.35     $22,619     1.22%
22.66
Savings accounts                               18,395       .75      15.57             15,926   1.03      15.95
Term Certificates                              61,488      3.09      52.04             55,101   3.33      55.19
Checking Accounts                               9,504      0.00       8.04              6,185   0.00       6.20
   Total Deposits                         $   118,164               100.00%       $    99,831            100.00%
Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following: (in thousands)

                           2003                                                   2002
                Maturity                                                 Maturity
Amount            Date         Rate          Type       Amount           Date         Rate       Type
$   3,750        Demand       Variable      Overnight    $ 6,000          2006        4.97%    Fixed
    6,000         2006          4.97        Fixed          3,000          2006        4.13     Fixed
    3,000         2006          4.13        Fixed              0
    1,000         2010          3.78        Fixed
$  13,750                                                $ 9,000

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

The Bank has implemented policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. Since 1995, the Bank has, from time to time, originated fixed rate mortgages for sale in the secondary market. The Bank is currently originating loans for sale in the secondary market through the Federal Home Loan Mortgage Corporation. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy. Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans in its primary market area.

The Company's net income is largely dependent on its net interest income. The Company seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders' equity.

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

Cecil Federal also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2003, this analysis indicated that shock decreases of 100, 200 and 300 basis points would increase the market value of portfolio equity, while an interest rate shock of 100 basis points would decrease the market value of portfolio equity by 2.7%, (14.76% of assets). These regulatory models also provide an analysis of interest rate shock effects on net interest income, and indicate a maximum decrease of net interest income, based upon the Bank's December 31, 2003 asset/liability position, of 7.3% from a 300 basis point rate shock. Although the effects of 300 basis point decreases in rates shocks are calculated in these models, management believes that such a decrease in general rates of that magnitude are down were not possible in the low rate environment prevailing at December 31, 2003.

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

Cash and cash equivalents increased $1.2 million during 2003. This increase was the result of cash provided by financing activities (primarily increased deposits) of $25.2 million offset by $2.6 million in cash used by operating activities and $21.4 million in cash used by investing activities.

Cash and cash equivalents decreased $1.1 million during 2002. This decrease was the result of cash used by financing activities (primarily decreased deposits) of $5.4 million offset by $1.8 million in cash provided by operating activities and $2.5 million in cash provided by investing activities..

Cecil Federal maintains liquid assets that can be invested in specified short-term securities, and is also permitted to make certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short term demand for funds to be used in Cecil Federal's loan origination and other activities. The general objectives of Cecil Federal's investment policy are to (i) maintain liquidity levels sufficient to meet the operating needs of Cecil Federal (ii) minimize interest rate risk by managing the repricing characteristics of Cecil Federal's assets and liabilities, (iii) reduce credit risk by investing primarily in U.S. Treasury and agency securities and (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high. Cecil Federal's investment activities are conducted by senior management (specifically Chief Executive Officer Halsey) and supervised by the Board of Directors. Investments are governed by an investment policy adopted by the Board, which currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating Cecil Federal's asset/liability management objectives (e.g., limiting the weighted average terms to maturity or repricing of Cecil Federal's interest-earning assets). In accordance with the policy, management has primarily invested in U.S. Treasury, government and agency securities and mutual funds.

The Company's time deposits of $100,000 or more represented 19.72% of total deposits at December 31, 2003, and are shown by maturity in the table below.


                                                             Months to Maturity
                                             3 or          Over 3         Over 6           Over
(Dollars in thousands)                       less           to 6           to 12            12             TOTAL
Time deposits--$100 thousand or more           $3,443      7,020          6,549          6,288            $23,300

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. There are currently no regulatory capital guidelines or requirements for the Company. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At December 31, 2003, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 12.75%, a tier 1 risk-based capital ratio of 12.08%, and a tangible capital ratio of 9.99%. As of December 31, 2003, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators. See Note 11 "Regulatory Matters" in the notes to the consolidated financial statements.

         On March 4, 2003, The Board of Directors of Cecil Bancorp, Inc. announced the completion of a private placement of 158,735 shares of newly issued common stock, par value $0.01 per share, at a price per share of $15.80, for gross proceeds of $2,508,013.

Off-Balance Sheet Arrangements

         In the normal course of business, Cecil Bancorp makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the U.S., the full notional amount of these transactions is not recorded in the accompanying consolidated financial statements and is referred to as off-balance sheet instruments. These transactions and activities include commitments to extend credit, standby letters of credit, and lease obligations.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The issuance of letters of credit is not a significant activity of the Bank.

         Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on credit evaluation by management. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties... Management believes that the Bank has adequate resources to fund all loan commitments.

         The Bank has entered into leases for its branch and office space.

         For additional information regarding off-balance sheet arrangements, please see Notes5 and14 to the Consolidated Financial Statements.



Critical Accounting Policies

         Cecil Bancorp's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

         The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that Cecil Bancorp will not collect all principal and interest payments according to the loan's contractual terms.

         Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgments of information available at the time of each examination.

         Cecil Bancorp's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance and specific allowances, as described above under "Allowance for Loan Losses" and in Note 6 to the Consolidated Financial Statements. At December 31, 2003. a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $8,021 in the recommended allowance, assuming no change in other elements considered in the methodology.

ITEM 7.  FINANCIAL STATEMENTS

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002




































   No extracts from this report may be published without our written consent.

                                Stegman & Company

                                TABLE OF CONTENTS







INDEPENDENT AUDITORS' REPORT



CONSOLIDATED FINANCIAL STATEMENTS                                    Page


         Balance Sheets                                              F-1 - F-2


         Statements of Income                                          F-3


         Statements of Changes in Stockholders' Equity                 F-4


         Statements of Cash Flows                                    F-5 - F-6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-7 - F-29

                          INDEPENDENT AUDITORS' REPORT





Audit Committee of the Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland


         We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of income and cash flows for the years then ended present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.








Baltimore, Maryland
January 23, 2004

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                                                 2003                    2002
                                                                              --------------         ----------------
Cash and due from banks                                                       $    1,032,536        $         986,389
Interest bearing deposits with banks                                               4,660,752                3,538,570
Investment securities:
   Securities available-for-sale at fair value                                     2,274,387                6,994,386

   Securities held-to-maturity (fair value of $3,496,945
     in 2003 and $3,491,406 in 2002)                                               3,495,372                3,494,020

Loans                                                                            127,672,369              102,183,554
   Less allowance for loan losses                                                   (785,814)                (612,679)
                                                                              --------------         ----------------

       Net loans                                                                 126,886,555              101,570,875
                                                                              --------------         ----------------

Premises and equipment - net                                                       3,447,093                2,202,506
Restricted investment securities                                                     871,900                1,072,850
Accrued interest receivable                                                          638,142                  524,892
Goodwill                                                                           2,182,144                2,182,144
Other intangible assets                                                              101,605                   61,652
Bank owned life insurance                                                          3,250,951                        -
Other assets                                                                         758,358                  491,330
                                                                              --------------         ----------------

       TOTAL ASSETS                                                             $149,599,795             $123,119,614
                                                                              ==============         ================


See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     2003                   2002
                                                                                 --------------         ----------------
LIABILITIES:
   Savings deposits                                                                $118,163,776          $  99,831,411
   Advance payments by borrowers for property
     taxes and insurance                                                                450,615                544,961
   Employee stock ownership plan debt                                                    38,508                 77,016
   Other liabilities                                                                    482,539                479,919
   Advances from Federal Home Loan Bank of Atlanta                                   13,750,000              9,000,000
                                                                                 --------------         ----------------

       Total liabilities                                                            132,885,438            109,933,307
                                                                                 --------------         ----------------



STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000
     shares, issued and outstanding 1,606,200 shares in
     2003 and 1,281,118 shares in 2002                                                   16,062                 12,810
   Additional paid in capital                                                         8,014,713              5,420,749
   Employee stock ownership plan ("ESOP") debt                                          (38,508)               (77,016)
   Deferred compensation - Management Recognition Plan                                   (7,405)               (11,655)
   Retained earnings                                                                  8,721,268              7,803,743
   Accumulated other comprehensive income, net                                            8,227                 37,676
                                                                                 --------------         ----------------

       Total stockholders' equity                                                    16,714,357             13,186,307
                                                                                 --------------         ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                                    $149,599,795           $123,119,614
                                                                                 ==============         ================

See acommpanying notes

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        2003                    2002
                                                                                 --------------         ----------------
INTEREST INCOME:
   Interest and fees on loans                                                       $8,096,135              $7,847,240
   Interest on investment securities                                                   211,726                 446,644
   Dividends on Federal Home Loan Bank of Atlanta stock                                 34,721                  55,470
   Other interest-earning assets                                                        25,984                  35,481
                                                                                 --------------         ----------------

         Total interest income                                                       8,368,566               8,384,835
                                                                                 --------------         ----------------

INTEREST EXPENSE:
   Interest expense on deposits                                                      2,214,626               2,758,612
   Interest expense on Federal Home Loan Bank
     of Atlanta advances                                                               434,342                 431,890
                                                                                 --------------         ----------------

         Total interest expense                                                      2,648,968               3,190,502
                                                                                 --------------         ----------------

NET INTEREST INCOME                                                                  5,719,598               5,194,333

PROVISION FOR LOAN LOSSES                                                              220,000                 568,667
                                                                                 --------------         ----------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                   5,499,598               4,625,666
                                                                                 --------------         ----------------

NONINTEREST INCOME:
   Checking account fees                                                               313,265                 287,440
   ATM fees                                                                            123,187                 107,245
   Commission income                                                                    84,026                  44,291
   Gain on sale of real estate owned                                                         0                 100,321
   Loss on sale of investment securities                                               (15,353)                      0
   Gain on sale of loans                                                               194,156                  71,679
   Other                                                                               105,769                  79,996
                                                                                 --------------         ----------------

         Total noninterest income                                                      805,050                 690,972
                                                                                 --------------         ----------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                    2,395,256               1,897,891
   Occupancy expense                                                                   299,588                 224,891
   Equipment and data processing expense                                               572,393                 460,060
   SAIF deposit insurance premium                                                       16,126                  57,068
   Checking account expense                                                            134,247                 109,624
   Professional fees                                                                    52,706                 186,439
   Stationery, printing and supplies                                                   134,460                 107,876
   ATM expense                                                                         126,310                 109,083
   Other                                                                               590,014                 555,891
                                                                                 --------------         ----------------

         Total noninterest expense                                                   4,321,100               3,708,823
                                                                                 --------------         ----------------

INCOME BEFORE INCOME TAXES                                                           1,983,548               1,607,815

INCOME TAX EXPENSE                                                                     748,738                 613,293
                                                                                 --------------         ----------------

NET INCOME                                                                        $  1,234,810             $   994,522
                                                                                 ==============         ================

Basic net income per common share                                                      $0.81                    $0.79
                                                                                 ==============         ================

Diluted net income per common share                                                    $0.80                    $0.78
                                                                                 ==============         ================



See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                                                        Deferred
                                                    Total                          Employee          Compensation -
                                                   Common          Additional        Stock            Management
                                                   Stockholders'     Paid-in        Ownership           Recognition
                                                    Stock          Capital            Plan                 Plan
                                                    Equity

BALANCES AT JANUARY 1, 2002                          $12,662        $5,260,577        $(115,524)          $(17,483)

   Comprehensive income:
     Net income                                       -                 -                -                  -
     Other comprehensive income, net of
       related income tax effect                      -                 -                -                  -
         Total comprehensive income                   -                 -                -                  -
   Cash dividends paid                                -                 -                -                  -
   Repayment of ESOP debt                             -                  -               38,508             -
   Release of ESOP shares                             -                 38,508           -                  -
   Deferred compensation amortization                 -                 -                -                   5,828
   Stock purchased by dividend
     reinvestment plan                                    80            73,789           -                  -
   Stock options exercised                                68            30,593           -                  -
   ESOP expense                                       -                 17,282              -               -
                                                     --------        ---------          --------          ---------

BALANCES AT DECEMBER 31, 2002                         12,810         5,420,749          (77,016)           (11,655)

   Comprehensive income:
     Net income                                       -                 -                -                  -
     Other comprehensive loss, net of
       related income tax benefit                    -                  -                -                  -
         Total comprehensive income                   -                 -                -                  -
   Cash dividends paid                                -                 -                -                  -
   Sale of common stock                                3,174         2,484,861           -                  -
   Repayment of ESOP debt                             -                 -                38,508             -
   Release of ESOP shares                             -                 38,508           -                  -
   Stock purchased by dividend
     reinvestment plan                                    58            59,615           -                   4,250
   Stock options exercised                                20            10,980           -                  -
                                                     --------        ---------          --------          ---------

BALANCE AT DECEMBER 31, 2003                         $16,062        $8,014,713         $(38,508)           $(7,405)
                                                     ========        =========          ========          =========





                                                Retained           Accumulated
                                                Earnings            Other          Total
                                                                Comprehensive      Stockholders'
                                                                Income (Loss)      Equity
 BALANCES AT JANUARY 1, 2002                    $7,059,549          $(2,470)         $12,197,311

    Comprehensive income:
      Net income                                   994,522           -                   994,522
      Other comprehensive income, net of
        related income tax effect                        -           40,146               40,146
                                                                                      ----------
          Total comprehensive income                     -                -            1,034,668
    Cash dividends paid                           (250,328)               -             (250,328)
    Repayment of ESOP debt                               -                -               38,508
    Release of ESOP shares                               -                -               38,508
    Deferred compensation amortization                   -                -                5,828
    Stock purchased by dividend
      reinvestment plan                                  -                -               73,869
    Stock options exercised                              -                -               30,661
    ESOP expense                                         -                -               17,282
                                                ----------      ------------         -------------

 BALANCES AT DECEMBER 31, 2002                   7,803,743           37,676           13,186,307

    Comprehensive income:
      Net income                                 1,234,810           -                 1,234,810
      Other comprehensive loss, net of
        related income tax benefit                       -          (29,449)             (29,449)
                                                                                      ----------
          Total comprehensive income                     -                -            1,205,361
    Cash dividends paid                           (317,285)          -                  (317,285)
    Sale of common stock                                 -                -            2,488,035
    Repayment of ESOP debt                               -                -               38,508
    Release of ESOP shares                               -                -               38,508
    Stock purchased by dividend
      reinvestment plan                                  -                -               63,923
    Stock options exercised                              -                -               11,000
                                                ----------      ------------         -------------

 BALANCE AT DECEMBER 31, 2003                   $8,721,268           $8,227          $16,714,357
                                                ==========      ============         =============




See accompanying
notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                       2003                     2002
                                                                                --------------          ----------------
OPERATING ACTIVITIES:
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Net income                                                                 $ 1,234,810            $     994,522
        Depreciation and amortization                                                  138,527                  269,829
        Provision for loan losses                                                      220,000                  568,667
        Gain on sale of real estate owned                                               -                      (100,321)
        Gain on sale of loans                                                         (194,156)                 (71,679)
        Increase in cash surrender value of bank owned life insurance                   50,951                        -
        Deferred income taxes                                                           83,079                  (65,242)
        Excess servicing rights                                                        (90,769)                 (37,384)
        Distribution from management recognition plan trust                              4,250                    5,828
        Dividends reinvested                                                          (165,475)                       -
        Originations of loans held for sale                                         (9,544,415)              (2,857,316)
        Proceeds from loans held for sale                                            9,350,259                2,928,995
        Net change in:
          Accrued interest receivable and other assets                                 574,306                  222,846
          Other liabilities                                                              2,620                  (18,449)
                                                                                --------------          ----------------

             Net cash (used) provided by operating activities                          555,375                1,840,296
                                                                                --------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities available-for-sale                           (14,550,000)             (11,858,820)
    Purchase of investment securities held-to-maturity                             (12,967,521)              (9,460,652)
    Proceeds from maturities, calls and principal payments
      of investment securities available-for-sale                                   19,373,240               15,707,253
    Proceeds from maturities, calls and principal payments
      of investment securities held-to-maturity                                     13,000,000                9,000,000
    Sale of stock in Federal Home Loan Bank of Atlanta                                 200,950                        -
    Purchase of stock in Federal Reserve Bank                                                -                 (117,850)
    Net increase in loans                                                          (25,147,369)                (823,549)
    Proceeds from sale of foreclosed real estate                                             -                  177,819
    Purchase of bank owned life insurance                                           (3,200,000)                       -
    Purchases of premises and equipment - net                                       (1,364,297)                 (85,306)
                                                                                --------------          ----------------

           Net cash (used) provided by investing activities                        (24,654,997)               2,538,895
                                                                                --------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                             18,332,365               (4,203,695)
    ESOP expense                                                                             -                   17,282
    Decrease in advance payments by borrowers
      for property taxes and insurance                                                 (94,346)                (106,771)
    Proceeds from issuance of common stock                                           2,558,708                  104,530
    Net increase (decrease) in advances from Federal Home Loan Bank                  4,750,000               (1,000,000)
    Unearned ESOP compensation decrease                                                 38,508                   38,508
    Payments of cash dividends                                                        (317,284)                (250,328)
                                                                                --------------          ----------------

             Net cash provided (used) by financing activities                       25,267,951               (5,400,474)
                                                                                --------------          ----------------


See accompanying notes

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                                       2003                   2002
                                                                                --------------          ----------------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                 $1,168,329             $(1,021,283)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                              4,524,959               5,546,242
                                                                                --------------          ----------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                                  $ 5,693,288              $4,524,959
                                                                                ==============          ================


Supplemental disclosure of cash flows information:
   Cash paid for income taxes                                                      $   757,806             $   760,516
                                                                                ==============          ================

   Cash paid for interest                                                           $2,653,562              $3,190,574
                                                                                ==============          ================

Supplemental disclosure of noncash investing
   and financing activities:
   Conversion of loans receivable to real estate owned                        $         -                 $     77,498
                                                                                ==============          ================

Sale of real estate owned:
   Carrying value                                                             $         -                 $     77,498
   Charge-off                                                                           -                       -
   Financed sale                                                                        -                       -
   Gain on sale                                                                         -                      100,321
                                                                                --------------          ----------------

   Cash received from sale                                                     $        -                  $   177,819
                                                                                ==============          ================



See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



1.   SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of Cecil Bancorp, Inc. and its wholly-owned subsidiary (the "Corporation"), Cecil Federal Bank (the "Bank"), together with its subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation, conform to accounting principles generally accepted in the United States of America and to general practice within the financial services industry.

         Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2003. The following is a summary of the more significant accounting policies:

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

         Investments Securities

         Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income.

         The Corporation designates securities into one of the three categories at the time of purchase. If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in earnings. Estimated fair value is determined based on bid prices published in financial newspapers or bid quotations received from securities dealers. Gains or losses on the sales of investments are calculated using a specific identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using methods that approximate the interest method.

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

         Loans are considered impaired when, based on current information, it is probable that the Corporation will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Corporation's impairment on such loans is measured by reference to the fair value of the collateral. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

         Allowance for Loan Losses

         The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The adequacy of the allowance for loan losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors as outlined below to establish a prudent level. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for loan losses, which is recorded as a current period operating expense. The Corporation's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

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

         Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the loan portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

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

         Goodwill

         Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method over the fair value of the net assets at dates of acquisition and is tested annually for impairment.

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

         Bank-Owned Life Insurance

         The Bank is the beneficiary of insurance policies on the lives of officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated balance sheets.

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

         Advertising

         Advertising costs are expensed as incurred. Advertising expense was $57,778 and $53,416 for the years ended December 31, 2003 and 2002, respectively.

         Earnings Per Share

         Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period less unallocated ESOP shares. Diluted earnings per share is calculated by dividing such net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. All EPS amounts have been adjusted to give retroactive effect for the two-for-one stock split approved by the Board of Directors on February 24, 2004.

             Stock Based Compensation

         The Corporation's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of grant.

         The table on the following page illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards.



                                                                                           For the Year Ended
                                                                                   ---------------------------------
                                                                                      2003                   2002
                                                                                   -----------             ---------
             Net income, as reported                                                $1,234,810             $994,522
             Less:  total option expense determined under
               fair value method for all option awards, net
               of related tax effects                                                   (6,549)              (6,549)
                                                                                   -----------             ---------

             Pro forma net income                                                   $1,228,261             $987,973
                                                                                   ===========             =========

             Pro forma net income per share:
               Basic - as reported                                                     $0.81                  $0.79
                                                                                   ===========             =========
               Basic - pro forma                                                       $0.80                  $0.79
                                                                                   ===========             =========
               Diluted - as reported                                                   $0.80                  $0.78
                                                                                   ===========             =========
               Diluted - pro forma                                                     $0.79                  $0.78
                                                                                   ===========             =========



         The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. There were no options granted in the years ended December 31, 2003 or 2002.

         Comprehensive Income

         The Corporation reports comprehensive income which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Corporation's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued and the Corporation adopted SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Corporation's financial statements.

         In November 2002, the FASB issued and the Corporation adopted Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The adoption of FIN 45 did not have a material impact on the Corporation's financial statements.

         In January 2003, the FASB issued and the Corporation adopted Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This interpretation provides new accounting guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest and results of operation of a VIE need to be included in a Corporation's consolidated financial statements. The adoption of FIN 46 did not have a material impact on the Corporation's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. These provisions of SFAS No. 150 are effective for financial statements for fiscal years ending after June 15, 2003. The application of SFAS No. 150 did not have a material impact on the Corporation's operations.

3.   INVESTMENT SECURITIES

         Investment securities have been classified in the consolidated statements of financial position according to management's intent and ability to hold the investment to maturity.

         Investment securities at December 31, 2003 and 2002 are summarized as follows:


                                                                                          2003
                                                           -------------------------------------------------------------
                                                                                Gross          Gross        Estimated
                                                            Amortized       Unrealized      Unrealized          Fair
                                                                Cost            Gains          Losses          Value
                                                           ------------    ------------   ------------      ------------
Available for sale:
   Mutual funds - mortgage securities                         $1,261,854       $  1,771   $    -              $1,263,625
   Mutual funds - U.S. Government securities                     668,187         16,502        -                 684,689
   Mortgage-backed securities                                    280,943         -              4,870            276,073
   Investment in capital partnership                              50,000         -             -                  50,000
                                                           ------------    ------------   ------------      ------------

                                                              $2,260,984        $18,273        $4,870         $2,274,387
                                                           =============   ============   ============      ============


                                                                                          2002
                                                           -------------------------------------------------------------
                                                                                Gross           Gross         Estimated
                                                            Amortized       Unrealized       Unrealized           Fair
                                                                 Cost           Gains           Losses           Value
                                                           ------------    ------------   ------------      ------------
Available for sale:
   Mutual funds - mortgage securities                         $4,928,050         $19,861      $  -             $4,947,911
   Mutual funds - U.S. Government securities                   1,601,869          55,812         -              1,657,681
   Mortgage-backed securities                                    390,662         -                 1,868          388,794
                                                             ------------    ------------   ------------      ------------

                                                              $6,920,581         $75,673          $1,868       $6,994,386
                                                             =============   ============   ============      ============


                                                                                           2003
                                                           -------------------------------------------------------------
                                                                                Gross            Gross        Estimated
                                                             Amortized     Unrealized         Unrealized          Fair
                                                               Cost             Gains            Losses          Value
                                                             ------------    ------------   ------------      ------------
Held to Maturity -
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies                 $3,495,372         $1,573      $    -             $3,496,945
                                                             =============   ============   ============      ============

                                                                                           2002
                                                           -------------------------------------------------------------
                                                                                Gross            Gross        Estimated
                                                             Amortized     Unrealized          Unrealized           Fair
                                                                Cost            Gains            Losses           Value
                                                             ------------    ------------   ------------      ------------
Held to Maturity -
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies                 $3,494,020   $    -                $2,614         $3,491,406
                                                             =============   ============   ============      ============


         The amortized costs and estimated fair values of U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2003 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                                                         Estimated
                                                                              Amortized                      Fair
                                                                                   Cost                     Value
                                                                             -------------                -------------
         Due in one year or less                                                $3,495,372                 $3,496,945
         Due in one year through five years                                         -                          -
         Due after five years through ten years                                     -                          -
         Due after ten years                                                        -                          -

                                       F-14

         As of December 31, 2003, unrealized losses on securities were comprised of the following:

                                                                            2003
                                        -------------------------------------------------------------------------------
                                                    Less than                More than
                                                    12 months                12 months                    Total
                                        -------------------------   --------------------------   ----------------------
                                          Market     Unrealized       Market       Unrealized     Market     Unrealized
                                          Value           Loss          Value           Loss       Value          Loss
                                        ---------   ------------    ----------     -----------   ---------   ----------
Available for sale:
     Mortgage-backed securities          $   -       $    -           $276,076        $4,870       $276,076      $4,870
                                        =========   ============    ==========     ===========   ==========  ==========




         During 2003, the Corporation sold FHLB of Atlanta stock at its book value of $200,950.

4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Corporation's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland.

         A summary of loans follows:

                                                                                    2003                          2002
                                                                               -------------                -------------
         First mortgage loans:
           1 - 4 dwelling units                                                 $ 53,344,452                $  54,868,523
           5 or more                                                               1,481,450                    2,558,614
           Nonresidential                                                         21,760,074                   14,802,871
           Land                                                                    4,021,010                    1,780,841
           Construction                                                           16,534,542                   13,489,219
                                                                               -------------                -------------
                                                                                  97,141,528                   87,500,068
                                                                               -------------                -------------
         Other loans:
           Home equity loans                                                       5,747,533                    6,669,878
           Commercial loans                                                       23,448,700                    9,769,296
           Consumer loans                                                          5,948,292                    5,299,728
           Loans on savings deposits                                               1,059,490                      927,979
           Education                                                                  18,604                       18,151
                                                                               -------------                -------------
                                                                                  36,222,619                   22,685,032
                                                                               -------------                -------------

                  Total loans                                                    133,364,147                  110,185,100

         Less:
           Undisbursed proceeds on loans in process                               (5,304,454)                  (7,618,320)
           Deferred loan fees and costs                                             (387,324)                    (383,226)
                                                                               -------------                -------------

                                                                                $127,672,369                 $102,183,554
                                                                               =============                =============



         At December 31, 2003 and 2002, the Bank was servicing loans for others amounting to approximately $14,985,000 and $9,300,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $101,605 and $61,651 as of December 31, 2003 and 2002, respectively. Estimated fair values of these servicing rights approximate carrying value. Amortization expense of servicing rights was $50,816 and $22,048 for the years ended December 31, 2003 and 2002, respectively.

         In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility. As of December 31, activity in such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers were as follows:

                                                                                   2003                     2002
                                                                               -------------              ----------
         Balance at beginning of year                                          $       6,382                $45,744
         Loans to new directors at beginning of year                               1,785,279                 -
         New loans and additional borrowings                                         717,000                 -
         Repayments                                                                  286,028                 39,362
                                                                               -------------              ----------

         Balance at end of year                                                   $2,222,633                $ 6,382
                                                                               =============              ==========


         An analysis of the allowance for loan losses for the years ended December 31, 2003 and 2002 is as follows:



                                                                                      2003                 2002
                                                                                 -------------            ----------

         Balance at beginning of period                                               $612,679             $325,815
         Provision charged to operations                                               220,000              568,667
         Charge-offs, net                                                              (46,865)            (281,803)
                                                                                 -------------             ----------

         Balance at end of period                                                     $785,814             $612,679
                                                                                 =============            ==========

         Commercial and commercial real estate loans are considered impaired when it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status. Loans that are returned to accrual status are no longer considered to be impaired.

         Information with respect to impaired loans at December 31, 2003 and 2002 and for the years then ended is as follows:

                                                                                       2003                 2002

         Impaired loans with a valuation allowance                                   $  806,271            $   613,821
         Impaired loans without a valuation allowance                                   446,169                568,455


                  Total impaired loans                                               $1,252,440             $1,182,276

         Allowance for loan losses related to impaired loans                        $   252,721            $   226,111
         Allowance for loan losses related to other than
           impaired loans                                                               533,093                386,568

                  Total allowance for loan losses                                    $  785,814            $   612,679

         Average impaired loans for the year                                            967,301             $1,372,629
         Interest income on impaired loans
           recognized on the cash basis                                             $    35,709           $     76,649


5.    PREMISES AND EQUIPMENT

         Premises and equipment are summarized by major classifications as follows:

                                                                                       2003                    2002

           Land                                                                    $   299,500              $   298,500
           Buildings and improvements                                                2,570,821                1,790,833
           Furniture, fixtures and equipment                                         1,642,994                1,229,950
           Leasehold improvements                                                      422,872                  252,614
                                                                                     4,936,187                3,571,897
           Accumulated depreciation                                                  1,489,093                1,369,391

                                                                                    $3,447,094               $2,202,506


         Depreciation expense for the years ended December 31, 2003 and 2002 was $245,819 and $202,760, respectively.

         The Bank leases three of its branch facilities and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2003:

                  Year ending December 31:
                         2004                               $  92,666
                         2005                                  75,760
                         2006                                  77,334
                         2007                                  77,334
                         2008                                  80,482
                         Thereafter                           239,076

         Rent expense was $80,292 and $63,995 for the years ended December 31, 2003 and 2002, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets represent the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition and mortgage servicing rights. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over varying periods not exceeding ten years. Effective January 1, 2003, goodwill will no longer be amortized but rather tested for impairment under the provisions of SFAS No. 142.

         The significant components of goodwill and intangible assets are as follows:

                                             2003                                              2002
                                                         Weighted                                               Weighted
                     Gross                        Net     Average          Gross                       Net       Average
                  Carrying   Accumulated     Carrying   Remaining       Carrying   Accumulated     Carrying    Remaining
                  Amount     Amortization    Amount          Life         Amount   Amortization     Amount          Life

Goodwill         $2,815,669     $633,525     $2,182,144  -             $2,815,669     $633,525     $2,182,144     -
Mortgage
 servicing
 rights             204,785      103,180        101,605   17.8 years      114,016       52,364         61,652     17.7 years

                 $3,020,454     $736,705     $2,283,749                $2,929,685     $685,889     $2,243,796

7.    SAVINGS DEPOSITS

         The following is a summary of savings deposits as of December 31:

                                                                              2003                      2002
                                                                              Weighted                         Weighted
                                                                               Average                          Average
                                                               Amount            Rate            Amount            Rate

     N.O.W. and Money Market accounts                      $  28,776,990         0.88%          $22,619,451        1.22%
     Savings accounts                                         18,395,217         0.75            15,926,458        1.03
     Term certificates                                        61,488,223         3.09            55,100,770        3.33
     Checking accounts                                         9,503,346         0.00             6,184,732

                                                            $118,163,776                        $99,831,411


         A summary of certificate accounts by maturity as of December 31, 2003 follows: (in thousands)

                        Three months or less                           $10,891
                        Three months through twelve months              25,484
                        twelve months to thirty-six months              14,203
                        Over thirty-six months                          10,910

                                                                       $61,488

         Eligible savings deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation.

         Term certificates include certificates of deposit in denominations of $100,000 or more aggregating $25,902,079 and $16,587,399 as of December 31, 2003
and 2002, respectively.

         Officers' and directors' deposit accounts amounted to approximately $1,713,458 and $1,106,716 at December 31, 2003 and 2002, respectively.

8.   ADVANCES FROM FHLB

         At December 31 advances from the FHLB consisted of the following:

                                          2003                                           2002
                           Maturity      Interest                                   Maturity      Interest
         Amount               Date         Rate        Type             Amount         Date          Rate     Type

        $3,750,000       On Demand       Variable   Overnight
         6,000,000           2006          4.97%       Fixed           $6,000,000       2006        4.97%     Fixed
         3,000,000           2006          4.13%       Fixed            3,000,000       2006        4.13%     Fixed
         1,000,000            2010        3.93%       Fixed

       $13,750,000                                                     $9,000,000

         The Bank has lines of credit with the FHLB with a total maximum available balance of $29,920,000. As of December 31, 2003, $16,170,000 was available to be drawn against the lines of credit.

         Wholly owned first mortgage loans on 1 - 4 dwelling units with unpaid principal balances of approximately $59,272,000 were pledged to the FHLB as collateral on advances.

9.    INCOME TAXES

         Income tax expense for the years ended December 31 consists of:

                                                                                   2003                       2002

           Current income taxes:
              Federal                                                             $549,620                    $527,391
              State                                                                104,399                     114,604
                                                                                   654,019                     641,995
           Deferred income taxes:
              Federal                                                               77,551                     (23,500)
              State                                                                 17,168                      (5,202)
                                                                                    94,719                     (28,702)

                  Total income tax expense                                        $748,738                    $613,293


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                                                   2003                       2002

           Deferred tax assets:
              Deferred loan origination fees                                      $149,585                    $148,002
              Loan loss allowance                                                  303,481                     225,031
              Deferred compensation                                                102,294                      96,171
              Tax basis of goodwill in excess of book                               -                           25,824
              Other                                                                 22,362                      18,818

                  Total gross deferred tax assets                                  577,722                     513,846




                                                                                   2003                       2002

           Deferred tax liabilities:
              FHLB stock dividends                                               $  27,691                   $  27,691
              Tax reserves for bad debts                                            -                           17,483
              Mortgage servicing rights                                             39,240                      23,809
              Carrying value in excess of tax basis of goodwill                     69,139                     -
              Tax accumulated depreciation in excess of book                       148,466                      68,598
              Net unrealized gain on available-for-sale
                securities                                                           5,177                      28,503

                  Total gross deferred tax liabilities                             289,713                     166,084

           Net deferred tax assets                                                $288,009                    $347,762

         A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:

                                                                                        2003               2002

           Federal income tax rate                                                      34.0%              34.0%
              Increase resulting from:
                State income taxes, net of federal
                  income tax benefit                                                     4.5                4.5
                Other    (.8)                                                          (.4)

           Effective tax rate                                                           37.7%              38.1%

         At December 31, 2003 and 2002, there is no valuation allowance maintained against the deferred tax assets. The Corporation expects to fully realize the benefit of the deferred tax assets.

10.   STOCKHOLDERS' EQUITY

         The Corporation has a dividend reinvestment and stock purchase plan, which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003 and 2002, the capital levels of the Company and the Bank substantially exceed all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's or the Bank's category.

         The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                                            Prompt Corrective
                                                                    Actual                   Action Provisions
                                                        Amount            Ratio            Amount          Ratio
                                                               (in thousands)                   (in thousands)

As of December 31, 2003:
   Total risk-based capital
     (to risk-weighted assets)                            $15,032          12.75%            $11,793        10.00%
   Tier I capital
     (to risk-weighted assets)                             14,246          12.08               7,076         6.00
   Tier I capital
     (to adjusted total assets)                            14,246           9.99               7,132         5.00
   Tangible capital
     (to adjusted total assets)                            14,246           9.99               2,140         1.50


As of December 31, 2002:
   Total risk-based capital
     (to risk-weighted assets)                            $11,412          15.01%             $7,605        10.00%
   Tier I capital
     (to risk-weighted assets)                             10,799          14.20               4,563         6.00
   Tier I capital
     (to adjusted total assets)                            10,799           8.99               6,009         5.00
   Tangible capital
     (to adjusted total assets)                            10,799           8.99               6,009         1.50

12.    OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

           Employee Stock Ownership Plan

         The Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Corporation or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Corporation. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The outstanding loan balance is included as a liability in the accompanying consolidated balance sheet, and the Corporation's obligation related to the ESOP debt is reflected as a reduction in stockholders' equity. The loan is to be paid in annual installments of $38,508 plus interest at prime plus 1%. (5.00% at December 31, 2003) over a ten-year period. Payments began on December 31, 1995. The Bank contributes sufficient cash funds to the ESOP to repay the loan, plus such other amounts as the Corporation's Board of Directors may determine in its discretion.

         The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholders' equity. As shares are released from collateral, the Bank records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings per share computations. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. ESOP compensation expense was $79,651 and $71,848 in 2003 and 2002, respectively.

         The fair value of unreleased ESOP shares at December 31, 2003 was $93,456.

         Stock-Based Compensation Plans

         In 1995, the Corporation formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation. Compensation expense in connection with the MRP was $6,776 and $5,848 for the years ended December 31, 2003 and 2002, respectively.

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

         A summary of the Corporation's stock option activity, and related information for the years ended December 31 is as follows: 2003 2002 Weighted-Weighted- Average Average Shares Exercise Price Shares Exercise Price



         Outstanding at beginning of year              35,056          $7.04               41,934            $6.62
         Granted                                          -                               -                   -
         Exercised                                     (2,000)          5.50               (6,878)            4.41

         Outstanding at end of year                    33,056          $7.14               35,056            $7.04

         Options exercisable at year end               31,512          $6.78               31,150            $6.54


         The following table summarizes information about stock options outstanding at December 31, 2003:

                                                  Options Outstanding                 Options Exercisable

                                                                Remaining                                    Remaining
                Exercise                 Number                      Life                Number                     Life
                   Price             Outstanding                   (Years)              Exercisable             (Years)

                  5.50                    25,352                     2.7                    25,352                2.7
                 12.50                     7,704                     5.3                     6,160                5.3


         No stock options were granted in the years ended December 31, 2003 and 2002.

         As of December 31, 2003, 12,676 of the Corporation's outstanding stock options were considered to be in the money.

         The Corporation has adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Corporation is accruing this liability over the remaining service period for each participating director. There was no compensation expense incurred by the Corporation in connection with the Plan for the years ended December 31, 2003 or 2002.

         Deferred Compensation

         During 2003, the Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide for the officer or his beneficiaries after the employee's death, disability or retirement, annual benefits. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the year ended December 31, 2003 was $32,137. The Bank is the beneficiary of life insurance policies, with aggregate cash surrender value of $3,250,951 at December 31, 2003, that was purchased as a method of partially financing benefits under this plan.

13.   PENSION PLANS

         The Corporation has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Corporation makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees' contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Corporation may also make a discretionary contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2003 and 2002, the Corporation's expense related to the Plan was $97,913 and $97,776, respectively.

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

         Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled $13,989,420 at December 31, 2003, and $13,752,791 at December 31, 2002. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

         Unused portions of equity lines at year-end amounted to $2,158,161 in 2003 and $2,410,370 in 2002. The Corporation's home equity line accounts are secured by the borrower's residence.

         Irrevocable letters of credit, totaling $5,748,000 at December 31, 2003 and $4,853,787 at December 31, 2002, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance and are seldom exercised.

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

         The calculation of net income per common share for the years ended December 31 was as follows:

                                                                                     2003                    2002
BASIC:
     Net income available to common stockholders                                   $1,234,810                $994,522
     Average common shares outstanding                                             $1,531,018              $1,251,236
         Basic net income per share                                                   $0.81                   $0.79

DILUTED:
     Net income available to common stockholders                                   $1,234,810                $994,522

     Average common shares outstanding                                              1,531,018               1,251,236
     Stock option adjustment                                                           20,045                  19,510

     Average common shares outstanding - diluted                                    1,551,063               1,270,746
         Diluted net income per share                                                 $0.80                   $0.78

All per share amounts have been adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004.


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

         Cash and Cash Equivalents - The fair values of cash and cash equivalents approximates their carrying values.

         Investment Securities - The fair values of investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

         Loans - The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial and credit risk characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate and consumer. Each loan category is further segmented into fixed and adjustable-rate interest terms.

         The fair values of each loan category are estimated by discounting contractual cash flows adjusted for estimated prepayments. Assumptions regarding prepayment estimates and discount rates are judgmentally determined by using available market information.

         Restricted Investment Securities - The fair value of the Corporation's investment in stock of the FHLB and FAB approximates its carrying value.

         Accrued Interest Receivable - The fair value of the Corporation's interest receivable approximates its carrying value.

         Savings Deposits and Advance Payments by Borrowers - The fair values of passbook accounts, NOW accounts, demand deposit accounts and variable rate money market accounts approximates their carrying values. The fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.

         Employee Stock Ownership Plan Debt - The fair value of the Corporation's employee stock ownership plan debt is estimated using a discounted cash flow analysis based on current market rates for debt with similar terms and remaining maturity.

         Advances from the FHLB - The fair value of FHLB advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

         Commitments to Extend Credit - The Corporation's adjustable rate commitments to extend credit move with market rates and are not subject to interest rate risk. The rates and terms of the Corporation's fixed rate commitments to extend credit are competitive with others in the various markets in which the Corporation operates.

         The estimated fair values of financial instruments at December 31, 2003 are as follows:

                                                                                                       Estimated
                                                                               Carrying                    Fair
                                                                                  Value                    Value

         Financial assets:
           Cash and cash equivalents                                            $5,693,288               $5,693,288
           Investment securities:
              Available for sale                                                 2,274,387                2,274,387
              Held to maturity                                                   3,495,372                3,496,945
           Loans                                                               127,672,369                     -
           Restricted investment securities                                        871,900                  871,900
           Accrued interest receivable                                             638,142                  638,142
         Financial liabilities:
           Savings deposits and advance payments by borrowers                  118,614,391                   -
           Employee stock ownership plan debt                                       38,508                   38,508
           Advances from FHLB of Atlanta                                        13,750,000                   -



         The estimated fair values of financial instruments at December 31, 2002 are as follows:

                                                                                                      Estimated
                                                                                Carrying                  Fair
                                                                                  Value                  Value

      Financial assets:
           Cash and cash equivalents                                         $   4,524,959            $   4,524,959
           Investment securities:
           Available for sale                                                    6,994,386                6,994,386
           Held to maturity                                                      3,494,020                3,491,406
           Loans                                                               102,183,554              105,954,127
           Restricted investment securities                                      1,072,850                1,072,850
           Accrued interest receivable                                             524,892                  524,892
         Financial liabilities:
           Savings deposits and advance payments by borrowers                  100,376,372               98,649,898
           Employee stock ownership plan debt                                       77,016                   77,016
           Advances from FHLB of Atlanta                                         9,000,000                9,645,000



         Off-balance sheet financial assets:

                                                                    2003                              2002

                                                           Estimated       Estimated       Estimated        Estimated
                                                             Amount        Fair Value       Amount          Fair Value

           Commitments to extend credit                      $8,439,000      $8,439,000      $16,163,000     $16,163,000
           Letters of credit                                  5,748,000       5,748,000        4,854,000       4,854,000

17.   CECIL BANCORP, INC. - HOLDING COMPANY
         ONLY FINANCIAL INFORMATION

         The following condensed balance sheets as of December 31, 2003 and 2002 and condensed statements of income and cash flows for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.



                                 BALANCE SHEETS



                                     ASSETS

                                                                                         December 31,
                                                                                2003                     2002

      Cash                                                                  $     178,527              $    120,756
      Investment in subsidiary banks                                           16,542,959                13,116,782
      Other assets                                                                 41,892                    29,647

           Total assets                                                       $16,763,378               $13,267,185

                      LIABILITIES AND STOCKHOLDERS' EQUITY




      Other liabilities                                                     $      10,513            $        3,862
      Employee stock ownership plan debt                                           38,508                    77,016
                                                                                   49,021                    80,878

      Stockholders' equity:
      Common stock, $.01 par value, authorized
           4,000,000 shares, issued and outstanding
           1,606,200 shares in 2003 and 1,281,118
            shares in 2002                                                         16,062                    12,810
      Additional paid-in capital                                                8,014,713                 5,420,749
      Employee stock ownership plan debt                                          (38,508)                  (77,016)
      Deferred Compensation Management Recognition Plan                            (7,405)                  (11,655)
      Retained earnings                                                         8,721,268                 7,803,743
      Accumulated other comprehensive income                                        8,227                    37,676

                                                                               16,714,357                13,186,307

           Total liabilities and stockholders' equity                         $16,763,378               $13,267,185


                              STATEMENTS OF INCOME

                                                                                 Years Ended December 31
                                                                               2003                        2002
      Income:
         Interest income                                                $        -                    $       1,718
         Equity in earnings of subsidiary banks                                1,255,626                  1,017,697

              Total income                                                     1,255,626                  1,019,415

      Operating expenses:
         Compensation and benefits                                                16,188                     29,724
         Other                                                                    12,623                     15,041
                                                                                  28,811                     44,765

      Net income before income taxes                                           1,226,815                    974,650

      Income tax benefit                                                           7,995                     19,872

      Net income                                                              $1,234,810                $   994,522


                            STATEMENTS OF CASH FLOWS


                                                                                Years Ended December 31
                                                                                2003                       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income         $1,234,810                                           $     994,522
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiary                           (1,255,626)                (1,017,697)
     Net change in other assets and other liabilities                             (5,595)                   (12,843)
     Distribution from Management Recognition
       Plan Trust                                                                  4,250                      5,828

           Net cash flows used in operating activities                           (22,161)                   (30,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                               (317,284)                  (250,328)
   Unearned ESOP compensation expense                                             38,508                     38,508
   Proceeds from sale of common stock                                          2,547,708                     73,869
   Proceeds from exercise of stock options                                        11,000                     30,661
   Contribution to subsidiary                                                 (2,200,000)                   -

           Net cash provided (used) by financing activities                       79,932                   (107,290)

NET INCREASE (DECREASE)  IN CASH                                                  57,771                   (137,480)

CASH AT BEGINNING OF PERIOD                                                      120,756                    258,236

CASH AT END OF PERIOD $    178,527                                          $    120,756

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES.

         The Company's management, under the supervision and with the participation of its Chief Executive and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003, that have materially effected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Other Executive Officers
Following are the name, age (as of December 31, 2003) and principal position of executive officers of the Company and Cecil Federal who are not directors.

Name                           Age    Title
Brian J. Hale                  44     Executive Vice President/Chief Operating Officer of Cecil Federal
Sandra D. Feltman              54     Sr. Vice President/Director of Lending of Cecil Federal
Thomas L. Lofland              51     President/Chief Executive Officer of Columbian Division
Brian L. Lockhart              39     Vice President/Business Development

BRIAN J. HALE is Executive Vice President/Chief Operating Officer of Cecil Federal. Before joining Cecil Federal, Mr. Hale was employed at County Banking and Trust Company, Elkton, Maryland for 17 years in various capacities, finally as Assistant Vice President in charge of loan operations. Since joining Cecil Federal in 1995, Mr. Hale's responsibilities as Chief Operating Officer include the administration of all human resource, lending, savings, and operational activities of Cecil Federal. Mr. Hale is currently a Director of the United Way of Cecil County. Mr. Hale resides in North East, Maryland.

SANDRA D. FELTMAN is Senior Vice President/Director of Lending of Cecil Federal. Ms. Feltman has previously served in various capacities since joining Cecil Federal in 1972 and has served in her present capacity as Director of Lending since 1982. Her responsibilities include carrying out Cecil Federal's lending policies and acting as the Community Reinvestment Act Officer. Ms. Feltman has previously served as the President and Director of the Greater Elkton Chamber of Commerce as well as a member in the committee to select a new Elkton Police Chief and the Teacher Recruitment/Retention Committee. She also participates in various activities for the Business and Education Partnership Advisory Council. Ms. Feltman is a member and past chairman of the Finance Committee of the Cecil County Board of Realtors. Ms. Feltman is also a past director of the Cecil County Home Builders Association.

THOMAS W. LOFLAND is President of the Columbian Bank Division. Before joining Cecil in 2000, Mr. Lofland was employed by People's Bank of Elkton, for six years as President, Chief Operating Officer and Director. Prior to that Mr. Lofland spent 21 years in various capacities at County Banking and Trust Company located in Elkton, Maryland. Mr. Lofland was appointed to serve on the Economic and Development Commission for the State of Maryland and the Cecil Community College Foundation Board. He also is a member of Union Hospital of Cecil

County Heath Systems, Inc., participating on the Finance, Audit and Quality Control committees, and Trustee of the Cecil County Paramedic Foundation, Inc. He is a member of the Business Education Partnership Advisory Council, a director of the Town of Elkton Revitalization Committee. Mr. Lofland is a past Chairman of the Maryland Bankers Association Young Bankers Committee, the Cecil County Chamber of Commerce, Elkton Rotary Club, Cecil County Red Cross, Elkton Chamber of Commerce, Cecil County Arts Council, and the Chesapeake Hospice. Mr. Lofland, formerly of Havre de Grace, resides in Fair Hill, Maryland.

BRIAN L. LOCKHART is Vice President/Business Development Officer of Cecil Federal. Mr. Lockhart was employed with Waste Management for 16 years in its Sales Department before joining Cecil Federal in 2002. A lifelong Cecil County resident, Brian has been on Cecil Federal Bank's advisory board for the past 3 years. He is also a past president of the Rising Sun Business Association, member of the Union Hospital's Health Services Board of Directors, Mount Aviat Board of Directors, member of Good Shepherd Parish, and Member/Owner of Chesapeake Bay Golf Course. Brian resides in Rising Sun, Maryland.

Other information required by this item is incorporated by reference from the registrant's definitive proxy statement pursuant to General Instruction E to Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the registrant's definitive proxy statement pursuant to General Instruction E to Form 10-KSB.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Documents Filed as Part of this Report

         (1)  Financial Statements.
         The following financial statements are filed in Item 7 of this report:
                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years Ended
                    December 31, 2003 and 2002
                  Consolidated Statements of  Changes in Stockholders' Equity
                    for the Years Ended December 31, 2003 and 2002
                  Consolidated  Statements  of Cash Flows for the Years Ended
                    December 31, 2003 and 2002
                  Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.                           Description                    Incorporated by Reference to:
----------------- -------------------------------------------------- -----------------------------------------------
3.1               Articles of Incorporation of Cecil Bancorp, Inc.   Exhibit 3.1 to Registration Statement on
                                                                     Form  S-1 (File No. 33-81374)
3.2               Bylaws of Cecil  Bancorp, Inc.                     Exhibit 3.2 to Form 10-KSB for the year ended
                                                                     December 31,2001, SEC File No. 0-24926.
3.3               Articles of Incorporation of Cecil Federal Bank,   Exhibit 3.3 to Form 10-KSB for the year ended
                  Inc.                                               December 31,2002, SEC File No. 0-24926.
3.4               Bylaws of Cecil Federal Bank                       Exhibit 3.4 to Form 10-KSB for the year ended
                                                                     December 31,2002, SEC File No. 0-24926.
4                 Form of Common Stock Certificate                   Exhibit 4 to Registration Statement on Form
                                                                     S-1 (File No. 33-81374)
10.1*             Employment Agreement between Cecil Bancorp,        Exhibit 10.1 to Registration Statement on
                  Inc., Cecil Federal Savings Bank and Mary Halsey   Form  S-1 (File No. 33-81374)
10.2*             Cecil Bancorp, Inc. Stock Option and Incentive     Exhibit to Company's Proxy Statement for its
                  Plan                                               Annual Meeting of May 25, 1995 (File No.
                                                                     0-24926).
10.3*             Cecil Bancorp, Inc. Management Recognition Plan    Exhibit to Company's Proxy Statement for its
                                                                     Annual Meeting of May 25, 1995 (File No.
                                                                     0-24926).
10.4*             Cecil Federal Savings Bank Retirement Plan for     Exhibit 10.4 to Form 10-KSB for the year
                  Non-Employee Directors                             ended December 31,1994, SEC File No. 0-24926.
10.5*             Columbian Bank, a Federal Savings Bank 1994        Columbian Bank, a Federal saving Bank,
                  Stock Option and  Incentive Plan                   Registration Statement on Form S-B.
10.6*             Form of Cecil Federal Bank Supplemental            Exhibit 10.1 to the Company's Quarterly
                  Executive Retirement Plan covering Charles F.      Report on Form 10-QSB for the quarterly
                  Sposato, Chairman; Mary B. Halsey, President and   period ending June 30, 2003
                  Chief Executive Officer; and Brian J. Hale,
                  Executive Vice President and Chief Operating
                  Officer
21                Subsidiaries



23                Consent of Stegman & Company
31                Rule 13a-14(a)/15d-14(a) Certification
32                18 U.S.C. Section 1350 Certification
99                Letter to Shareholders Accompanying Annual
                  Report on Form 10-KSB

* Management Contract or Compensatory Plan or Arrangement.

______________
         (b)  Reports on Form 8-K.
         None
         (c) Exhibits. See (a)(3) above for all exhibits filed herewith and the Exhibit Index.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

                                        CECIL BANCORP, INC.

March 30, 2004                          By: /s/ Mary B. Halsey
                                        Mary B. Halsey
                                        President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mary B. Halsey                                    Date:
Mary B. Halsey
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mary B. Halsey                                    Date:  March 30, 2004
Mary B. Halsey
President and Chief Executive Officer
(Principal Financial and Accounting Officer)

By: /s/ Charles F. Sposato                                Date:  March 30, 2004
 Charles F. Sposato
 Chairman of the Board

By: /s/ Doris P. Scott                                    Date:  March 30, 2004
 Doris P. Scott
 Director

By: /s/ Donald F. Angert                                  Date:  March 30, 2004
 Donald F. Angert
 Director

By: /s/ Robert L. Johnson                                 Date:  March 30, 2004
 Robert L. Johnson
 Director

By: /s/Matthew G. Bathon                                  Date:  March 30, 2004
 Matthew G. Bathon
 Director

By: /s/ Thomas L. Vaughan, Sr.
Thomas L. Vaughan, Sr.                                    Date: March 30, 2004
Director