Form 10QSB
period 2004-03-31
CECIL BANCORP INC
filed 2004-05-14
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2004.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to
                                             --------     ---------

                         Commission File Number 0-24926

                               CECIL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

Maryland                                                        52-1883546
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
                                                                Number)

127 North Street                                                21921
Elkton, Maryland                                                (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (410) 398-1650

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

                                    1,613,660
                                    ---------

                       CECIL BANCORP INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                                    PAGE
                                                                                    ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition -
                  March 31, 2004 and December 31, 2003                                3

                  Consolidated Statements of Income and Comprehensive Income
                  for the Three Months Ended March 31, 2004 and 2003                   5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2004 and 2003                   7

                  Notes to Consolidated Financial Statements                           8


         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         9-15

         ITEM 3.  Controls and Procedures.......................................      15

PART II. OTHER INFORMATION                                                            16

SIGNATURES                                                                            17


                      CECIL BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS


                                                                  2004                2003
                                                              -------------       -------------
                                                               (unaudited)
Cash and due from banks                                       $     879,180       $   1,032,536
Interest bearing deposits with banks                              2,354,298           4,660,752
Investment securities:
   Securities available-for-sale at fair value                    2,316,808           2,274,387
   Securities held-to-maturity (fair value of $3,490,585
     in 2004 and $3,496,945 in 2003)                              3,488,948           3,495,372

Loans                                                           134,714,766         127,672,369
   Less allowance for loan losses                                  (851,563)           (785,814)
                                                              -------------       -------------
       Net loans                                                133,863,203         126,886,555
                                                              -------------       -------------

Premises and equipment - net                                      4,091,897           3,447,093
Restricted investment securities                                  1,021,900             871,900
Accrued interest receivable                                         607,669             638,142
Goodwill                                                          2,182,144           2,182,144
Other intangible assets                                             107,026             101,605
Bank owned life insurance                                         3,302,344           3,250,951
Other assets                                                        524,533             758,358
                                                              -------------       -------------
       TOTAL ASSETS                                           $ 154,739,950       $ 149,599,795
                                                              =============       =============

See accompanying notes.

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  2004                2003
                                                              -------------       -------------
                                                               (unaudited)
LIABILITIES:
   Deposits                                                   $ 120,196,503       $ 118,163,776
   Advance payments by borrowers for property
     taxes and insurance                                            684,162             450,615
   Employee stock ownership plan debt                                38,508              38,508
   Other liabilities                                                695,055             482,539
   Advances from Federal Home Loan Bank of Atlanta               16,000,000          13,750,000
                                                              -------------       -------------
       Total liabilities                                        137,614,228         132,885,438
                                                              -------------       -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000
     shares, issued and outstanding 1,613,660 shares in
     2004 and 1,606,200 shares in 2003                               16,137              16,062
   Additional paid in capital                                     8,091,847           8,014,713
   Employee stock ownership plan ("ESOP") debt                      (38,508)            (38,508)
   Deferred compensation - Management Recognition Plan               (7,405)             (7,405)
   Retained earnings                                              9,050,947           8,721,268
   Accumulated other comprehensive income, net                       12,704               8,227
                                                              -------------       -------------
       Total stockholders' equity                                17,125,722          16,714,357
                                                              -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                               $ 154,739,950       $ 149,599,795
                                                              =============       =============

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                         2004            2003
                                                                      ----------      ----------
                                                                      (Unaudited)     (Unaudited)
INTEREST INCOME:
   Interest and fees on loans                                         $2,256,835      $1,930,779
   Interest on investment securities                                      22,306          70,273
   Dividends on Federal Home Loan and Federal Reserve Bank stock          10,943          13,836
   Other interest-earning assets                                           5,326           7,166
                                                                      ----------      ----------
       Total interest income                                           2,295,410       2,022,054
                                                                      ----------      ----------

INTEREST EXPENSE:
   Interest expense on deposits                                          543,111         570,212
   Interest expense on Federal Home Loan Bank advances                   120,152         106,739
                                                                      ----------      ----------
       Total interest expense                                            663,263         676,951
                                                                      ----------      ----------

       Net interest income                                             1,632,147       1,345,103

   Provision for loan losses                                              55,000          55,000
                                                                      ----------      ----------

       Net interest income after provision for loan losses             1,577,147       1,290,103
                                                                      ----------      ----------

NONINTEREST INCOME:
   Checking account fees                                                  73,640          67,289
   ATM fees                                                               10,507          29,331
   Commission income                                                      12,885           6,890
   Gain on sale of real estate loans                                      35,486          48,248
   Other                                                                  64,859          13,853
                                                                      ----------      ----------
       Total noninterest income                                          197,377         165,611
                                                                      ----------      ----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                        724,240         540,328
   Occupancy expense                                                      83,565          80,562
   Equipment and data processing expense                                 120,596         118,480
   SAIF deposit insurance premium                                          3,471           4,158
   Other                                                                 207,813         235,417
                                                                      ----------      ----------
       Total noninterest expense                                       1,139,685         978,945
                                                                      ----------      ----------

INCOME BEFORE INCOME TAXES                                               634,839         476,769

INCOME TAX EXPENSE                                                       224,863         183,718
                                                                      ----------      ----------

NET INCOME                                                            $  409,976      $  293,051
                                                                      ==========      ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Continued)


                                                                      Three Months Ended March 31
                                                                      ---------------------------
                                                                         2004            2003
                                                                      ----------      ----------
                                                                      (Unaudited)     (Unaudited)
NET INCOME                                                            $  409,976      $  293,051

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on investment securities,
      net of deferred taxes                                                4,477         (40,917)
                                                                      ----------      ----------
TOTAL COMPREHENSIVE INCOME                                            $  414,453      $  252,134
                                                                      ==========      ==========

Earnings per common share - basic                                     $     0.26      $     0.22
                                                                      ==========      ==========

Earnings per common share - diluted                                   $     0.25      $     0.21
                                                                      ==========      ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                             2004              2003
                                                                         -----------       -----------
                                                                         (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                          $   409,976       $   293,051
     Depreciation and amortization                                            58,795            63,034
     Provision for loan losses                                                55,000            55,000
     Gain on sale of loans                                                   (35,486)          (48,248)
     Increase in cash surrender value of bank owned life insurance           (51,393)               --
     Deferred income taxes                                                   (36,637)          (12,423)
     Excess servicing rights                                                 (14,927)               --
     Reinvested dividends                                                    (12,815)          (56,568)
     Origination of loans held for sale                                   (1,165,200)       (1,937,500)
     Proceeds from sales of loans held for sale                            1,200,686         1,966,172
     Net change in:
       Accrued interest receivable and other assets                          298,119            36,154
       Other liabilities                                                     212,516           158,790
                                                                         -----------       -----------
              Net cash provided by operating activities                      918,634           517,462
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                     (37,500)       (6,000,000)
   Purchases of investment securities held to maturity                    (3,486,333)               --
   Purchases of stock in Federal Home Loan Bank                             (150,000)               --
   Proceeds from sales, maturities, calls and principal payments of
     investment securities available-for-sale                                 14,825         2,037,960
   Proceeds from maturities, calls and principal payments of
     investment securities held to maturity                                3,500,000                --
   Sale of stock in Federal Home Loan Bank                                        --           313,900
   Net increase in loans                                                  (7,031,648)       (1,609,651)
   Purchases of property and equipment - net                                (700,974)         (207,347)
                                                                         -----------       -----------
              Net cash used in investing activities                       (7,891,630)       (5,465,138)
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                2,032,727         2,065,070
   Increase in advance payments by borrowers for
     property taxes and insurance                                            233,547           260,635
   Proceeds from issuance of common stock                                     77,209         2,502,485
   Net increase in advances from Federal Home Loan Bank                    2,250,000                --
   Payments of cash dividends                                                (80,297)          (79,175)
                                                                         -----------       -----------
              Net cash provided by financing activities                    4,513,186         4,749,015
                                                                         -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,459,810)         (198,661)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           5,693,288         4,524,959
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 3,233,478       $ 4,326,298
                                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for income taxes                                            $    12,020       $    15,711
   Cash paid for interest                                                    662,335           673,115

                      CECIL BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND DECEMBER 31, 2003

1. GENERAL

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2. FINANCIAL STATEMENT PREPARATION

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible loans, depreciation and amortization, intangible assets, employee benefit plans and contingencies, among others. Actual results could differ from those estimates.

3. EARNINGS PER SHARE

        Basic earnings per common share were computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share is computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the "treasury stock" method. All per share amounts have been adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004.

                                                  Three Months Ended March 31
                                                 -----------------------------
                                                       2004            2003
                                                       ----            ----

Basic:
    Net Income available to common stockholders    $   409,976     $   293,051
                                                   ---------------------------

    Average common shares outstanding                1,602,114       1,362,536
                                                   ---------------------------

       Basic net income per share                  $      0.26     $      0.22
                                                   ===========================

Diluted:
    Net Income available to common stockholders    $   409,976     $   293,051
                                                   ---------------------------

    Average common shares outstanding                1,602,114       1,362,536
    Stock option adjustment                              9,448           7,186
                                                   ---------------------------

    Average common shares outstanding-diluted        1,611,562       1,369,722
                                                   ---------------------------

       Diluted net income per share                $      0.25     $      0.21
                                                   ===========================

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND THREE MONTHS PERIOD ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of possible loan losses; and statements of the Company's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past growth and performance do not necessarily indicate its future results.

         You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's unaudited consolidated financial statements and the accompanying notes.

GENERAL

Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank"). The Company is a bank holding company subject to regulation by the Federal Reserve System. The Bank is a Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank ("FHLB") of Atlanta. and is an Equal Housing Lender. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

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

         Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, with an appropriate blend of fixed-rate mortgage loans and other loans in its primary market area.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

         The Company's assets increased by $5,140,155, or 3.4% to $154,739,950 at March 31, 2004 from $149,599,795 at December 31, 2003, primarily as a result of increases in the loans receivable portfolio. This increase was funded by increases in advances from the Federal Home Loan Bank of Atlanta and deposits and a decrease in interest bearing deposits held at other banks. Cash and due from banks decreased by $153,356 or 14.9% to $879,180 at March 31, 2004 from $1,032,536 at December 31, 2003. Interest-bearing cash decreased by $2,306,454 or 49.5% to $2,354,298 at March 31, 2004 from $4,660,752 at December 31, 2003.
Investment securities held to maturity decreased $6,424, or 0.2%, to $3,488,948 at March 31, 2004 from $3,495,372 at December 31, 2003. Investment securities available for sale increased $42,421 or 1.9%, to $2,316,808 at March 31, 2004 from $2,274,387 at December 31, 2003. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank, increased $150,000 during this period as a result of the annual review by the FHLB of investment requirements. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 3.50%.

The loans receivable portfolio, net of the allowance for loan losses, increased by $6,976,648, or 5.5%, to $133,863,203 at March 31, 2004 from $126,886,555 at
December 31, 2003, primarily as a result of growth in commercial loans (up $3.9 million, or 16.5%), residential mortgage lending (up $2.9 million or 4.9%), construction loans (up $1.5 million, or 14.7%), and consumer loans (up $883,000, or 12.4%), offset in party by declines in land, commercial real estate and construction loans totaling $2.1 million.. The allowance for loan losses of $851,563 increased by $65,749, or 8.4%, from $$785,814 at December 31, 2003.

Property, Plant and Equipment increased $644,804 or 18.7% to $4,091,897 at
March 31, 2004 from $3,447,093 at December 31, 2003. The increase includes funds allocated for future expansion. Other assets decreased $233,825 or 30.8% to $524,533 at March 31, 2004 from $758,358 at December 31, 2003.

         The Company's liabilities increased $4,728,790 or 3.6% to $137,614,228 at March 31, 2004 from $132,885,438 at December 31, 2003, primarily as a result of increases in advances from the Federal Home Loan Bank of Atlanta and deposits. The increase in deposits of $2,032,727 or 1.7% to $120,196,503 at March 31, 2004 from $118,163,776 at December 31, 2003, was mainly due to increases in retail certificates of deposits and statement savings. Escrow payments received in advance for the payment of taxes and insurance on loans receivable increased $233,547, or 51.8% to $684,162 at March 31, 2004 from $450,615 at December 31, 2003. Advances from the Federal Home Loan Bank of Atlanta increased $2,250,000, or 16.4%, to $16,000,000 at March 31, 2004 from
$13,750,000 at December 31, 2003. Other liabilities increased $212,516 or 44.0% to $695,055 at March 31, 2004 from $482,539 at December 31, 2003.

         The Company's stockholders' equity increased by $411,365 or 2.5% to $17,125,722 at March 31, 2004 from $16,714,357 December 31, 2003. This increase is primarily due to an increase in retained earnings of $329,679, or 3.8% to $9,050,947 at March 31, 2004 from $8,721,268 at December 31, 2003. The Company paid its regular cash dividend of $.05 per share for the quarter ended March 31, 2004. All per share amounts have bee adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004: Net income for the three-month period ended March 31, 2004 increased $116,925, or 39.9% to $409,976 as compared to net income for the same period in 2003 of $293,051. This increase was primarily the result of increases in net interest income and increases in other noninterest income, partially offset by increases in salaries and employee benefits. Diluted net income per share increased 19.0% to $0.25 for the three-month period ended March 31, 2004 as compared to $0.21 for the same period in 2003. All per share amounts have bee adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004. The annualized return on average assets and annualized return on average equity were 1.08% and 9.65% respectively, for the three-month period ended March 31, 2004. This compares to an annualized return on average assets and annualized return on average equity of 0.94% and 8.25% respectively, for the same period in 2003.

         Net interest income, the Company's primary source of income, increased 21.3%, or $287,044 for the three months ended March 31, 2004, over the same period in 2003. The weighted average yield on interest earning assets decreased from 6.81% for the three months ended March 31, 2003 to 6.52% for the three months ended March 31, 2004. The weighted average rate paid on interest bearing liabilities decreased from 2.64% for the three months ended March 31, 2003 to 2.11% for the three months ended March 31, 2004. Net interest margin was 4.64% for the three months ended March 31, 2004 as compared to 4.17% for the three months ended March 31, 2003.

         Interest and fees on loans increased by $326,056 or 16.9%, from $1,930,779 for the three months ended March 31, 2003 to $2,256,835 for the three months ended March 31, 2004. The increase is attributable to a significant increase in the average balance outstanding, as well as a slight increase in the weighted-average yield. The weighted-average yield increased from 6.81% for the three months ended March 31, 2003 to 6.90% for the three months ended March 31, 2004. The average balance outstanding increased by $28,376,025 or 27.7%, from $102,498,445 for the three months ended March 31, 2003 to $130,874,470 for the three months ending March 31, 2004.

         Interest on investment securities decreased $47,967 or 68.3% from $70,273 for the three months ended March 31, 2003 to $22,306 for the three months ended March 31, 2004. The average outstanding balance decreased $6,102,882 from $11,504,663 for the three months ended March 31, 2003 to $5,401,781 for the three months ending March 31, 2004. The weighted-average yield decreased from 2.44% for the three months ended March 31, 2003 to 1.65% for the three months ended March 31, 2004.

         Interest on deposits decreased $27,101 or 4.8% from $570,212 for the three months ended March 31, 2003 to $543,111 for the three months ended March 31, 2004. The average balance outstanding increased $17,282,860 for the period noted above. The weighted-average rate paid on interest bearing deposits decreased from 2.24% for the three months ended March 31, 2003 to 1.96% for the three months ended March 31, 2004. Interest expense paid on borrowings increased $13,413, or 12.6% from $106,739 for the three months ended March 31, 2003 to $120,152 for the three months ended March 31, 2004. The average balance outstanding increased $5,195,055 for the period noted above. The weighted average rate decreased from 4.74% for the three months ended March 31, 2003 to 3.39% for the three months ended March 31, 2004.

         Noninterest income increased 19.2%, up $31,766 for the three months ended March 31, 2004, over the same period in 2003. This was primarily the result of an increase in other noninterest income of $51,066 or 368.2% over the previous period. This increase is a result of the increase in the surrender value in the bank owned life insurance purchased in September 2003. ATM fees decreased $18,824, or 64.2%, to $10,507 for the three months ended March 31, 2004 from $29,331 over the same period in 2003. Gain on sale of loans decreased $12,762 or 26.5% over the same period in 2003. Checking account fees increased $6,351, or 9.4%. Commission income increased $5,995 or 87.0% from $6,890 for the three months ended March 31, 2003 to $12,885 for the three months ended March 31, 2004.

         Noninterest expense increased 16.4%, up $160,740 for the three months ended March 31, 2004, over the same period in 2003. Salary and employee benefits increased $183,912, or 34.0% for the three months ended March 31, 2004 over the same period in 2003. This increase was attributable to the hiring of additional employees for the new branches that opened in 2003, as well as the hiring of additional sales and support personnel during the three months ended March 31, 2004. Occupancy expense increased $3,003 or 3.7% to $83,565 for the three months ended March 31, 2004 from $80,562 for the three months ended March 31, 2003. Equipment and data processing expenses, as well as the SAIF deposit premium expense, remained stable for the three months ended March 31, 2004 over the same period in 2003. Other expenses decreased $27,604, or 11.7%, to $207,813 for the three months ended March 31, 2004 compared to $235,417 during the same period in 2003.

         Income tax expense for the three-month period ended March 31, 2004 and 2003 was $224,863 and $183,718, respectively, which equates to effective rates of 35.4% and 38.5% respectively.

Loans Receivable
----------------

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates

                                                                   March 31,                      December 31.
                                                                   ---------                      ------------
                                                                     2004                             2003
                                                                   ---------                      ------------

                                                            Amount            %                Amount         %
                                                            ------          ------            --------      ------
                                                                            (Dollars in thousands)
Type of Loan
------------
Real estate loans:
  Construction loans .....................................  $  11,678       8.67%            $ 10,177       7.97%
  One- to four-family residential and home equity ........     62,145      46.13               59,272      46.43
  Multi-family residential................................      1,341       1.00                1,481       1.16
  Land....................................................      2,776       2.06                4,021       3.15
  Commercial..............................................     21,002      15.59               21,760      17.04

Commercial business loans.................................     27,787      20.63               23,858      18.69

Consumer loans:
  Automobile loans........................................        778       0.57                  893       0.70
  Education loans.........................................         16       0.01                   19       0.01
  Savings account loans...................................        920       0.68                1,059       0.83
  Personal loans..........................................      6,272       4.66                5,132       4.02
                                                            ---------      -----             --------      -----
      Subtotal loans......................................    134,715     100.00%             127,672     100.00%
                                                                          ======                          ======
Less: Loan loss reserve...................................        852                             786
                                                            ---------                        --------

     Total loans..........................................  $ 133,863                        $126,886
                                                             ========                        ========

Nonperforming Assets

Management reviews and identifies all loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets at March 31:

............................................... March 31,          December 31,
(Dollars in thousands)                           2004                 2003
-------------------------------------------------------------------------------
Non-accrual loans                              $ 1,217               $   806
Loans 90 days or more past due                      93                   446
Restructured loans                                   0                     0
                                               -------               -------
Total Nonperforming Loans                        1,310                 1,252
Other real estate owned, net                         0                     0
                                               -------               -------
Total Nonperforming Assets                     $ 1,310               $ 1,252
                                               =======               =======
Nonperforming loans to total loans                 .97%                  .98%
Nonperforming assets to total assets               .85                   .84


Analysis of Allowance for Loan Losses
-------------------------------------

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by bank examiners at their most recent periodic examination of the Bank. Bank regulatory examinations usually occur each year. In these examinations, the examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under generally accepted accounting principles. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, as noted above, federal and state financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. During the first three months of 2004, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at March 31, 2004 was $852,000, (0.63% of total loans), an increase of $66,000 (8.4%) from the $786,000 allowance (0.61% of loans) at December

31, 2003. Annualized net charge offs for the first three months of 2004 were
0.00 % of average loans, down from the 0.04% of average loans recorded for the year 2003. Total nonperforming loans at March 31, 2004 were $1,310,000, up $58,000 (4.6%) from year-end 2003. However, a significantly larger amount of nonperforming loans at March 31, 2004 consisted of residential real estate loans, which generally have the lowest loss rates. At March 31, 2004, nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $93,000, down $87,000 (48.3%) from year-end 2003. The increases in the allowance and the percentage of allowance to loans are due in part to the effects on the allowance calculations of an increase in total loans and in the balance and the percentage of total loans comprised of loans other than one-to-four family residential and home equity loans. At March 31, 2004, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 46.13% of the portfolio, compared to 46.43% at December 31, 2003. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first three months of 2004 and 2003 were $55,000.

A summary of activity in the allowance is shown below.

                                                                     Three Months Ended      12 Months Ended
                                                                     ------------------      ---------------
                                                                        March 31, 2004      December 31, 2003
                                                                        --------------      -----------------
                                                                                   (In thousands)

Balance at beginning of period.......................................       $   786               $   613
                                                                            -------               -------

Loans charged-off:
  Residential real estate mortgage loans.............................            --                    --
  Commercial..........................................................           --                    --
  Consumer...........................................................             4                   147
                                                                            -------               -------
Total charge-offs....................................................             4                   147
                                                                            -------               -------
Recoveries:
  Residential real estate mortgage loans.............................            --                    --
  Commercial.........................................................            --                    --
  Consumer...........................................................            15                   100
                                                                            -------               -------
Total recoveries.....................................................            15                   100
                                                                            -------               -------
Net loans charged-off................................................           (11)                   47
                                                                            --------              -------
Provision for loan losses............................................            55                   220
                                                                            -------               -------
Balance at end of period.............................................       $   852               $   786
                                                                            =======               =======
Net charge-offs to average loans
  outstanding during the period (annualized).........................          0.00%                 0.04%
Allowance for loan losses to loans...................................          0.63%                 0.61%
Allowance for loan losses to nonperforming loans.....................         65.04%                62.78%

Analysis of Deposits
--------------------

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                     Balance at                        Balance at
                                      March 31,            %           December 31,       %
                                        2004            Deposits          2003         Deposits
                                     ----------         --------       -----------     --------
                                                      (Dollars in thousands)

Regular checking.................    $   8,557           7.12%        $  9,503           8.04%
NOW accounts.....................       11,833           9.85           12,522          10.60
Passbook.........................       12,433          10.34           12,843          10.87
Statement savings................        6,562           5.46            5,491           4.65
Money market.....................        5,573           4.64            5,569           4.71
Christmas and Vacation club......          149            .12               61           0.05
Certificates of Deposit..........       54,906          45.68           52,369          44.32
IRA Certificates of Deposit......        9,302           7.74            9,085           7.69
Money Market Certificates........       10,882           9.05           10,721           9.07
                                     ---------         ------        ---------         ------
                                     $ 120,197         100.00%        $118,164         100.00%
                                     =========         ======        =========         ======

Capital Adequacy
----------------

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. Until March 31, 2004, when the Company's consolidated assets exceeded $150 million, there were no regulatory capital guidelines or requirements for the Company. At March 31, 2003, the Company exceeded all applicable capital requirements. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At March 31, 2004, the Bank exceeded all applicable capital requirements, having a total risk based capital ratio of 12.43%, a tier 1 risk-based capital ratio of 11.75%, and a tangible capital ratio of 9.76%. As of March 31, 2004, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators.

Item 3. Controls and Procedures

     Cecil Bancorp's management, under the supervision and with the participation of its President and Chief Executive Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.         Other Information:

Item 1.  Legal Proceedings -
                 Not Applicable

         Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities -
                 Not Applicable

         Item 3. Defaults Upon Senior Securities -
                 Not Applicable

         Item 4. Submission of Matters to a Vote of Security Holders Not Applicable

Item 5.  Other Information -
----------------------------

In December 2003, Cecil Federal Bank executed a memorandum of understanding with the Federal Reserve Bank of Richmond, in which it agreed to take certain steps to improve its Bank Secrecy Act compliance programs, including establishment of enhanced procedures for identifying possible structured cash transactions that are individually less than the $10,000 reporting threshold and reporting them when required by that Act. Management believes that the Bank is fully in compliance with the terms of the memorandum.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

               EXHIBITS
                      Exhibit 31       Rule 13a-14(a)/15d-14(a) Certification
                      Exhibit 32       18 U.S.C. Section 1350 Certification

               REPORTS ON FORM 8-K

                                       On February 24, 2004 the Company filed a
                           report on Form 8-K, reporting under items 5 and 9 of that form, the declaration of a 2-for-1 stock split of the Company's Common Stock, payable on March 31, 2004 in the form of a 100% stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      CECIL BANCORP, INC.


Date:  May 5, 2004              by: /s/  Mary Beyer Halsey
                                          Mary Beyer Halsey
                                          President and Chief Executive Officer