Form 10QSB
period 2004-06-30
CECIL BANCORP INC
filed 2004-08-13
CIK 926865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004.

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

                                    1,634,062

                       CECIL BANCORP INC. AND SUBSIDIARIES
                                    CONTENTS

                                                                                                               PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         June 30, 2004 and December 31, 2003                                                     3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Three and Six Months Ended June 30, 2004 and 2003                             4-5

                         Consolidated Statements of Cash Flows
                         for the Six Months Ended June 30, 2004 and 2003                                       6-7

                         Notes to Consolidated Financial Statements                                            8-9


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                           10-17

           ITEM 3.       Controls and Procedures                                                                17

PART II. OTHER INFORMATION                                                                                   18-19

SIGNATURES                                                                                                   19-21


PART I.  Financial Information

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                          ITEM 1: FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                            June 30,                 December 31,
                                                                              2004                       2003
                                                                       -----------------           ----------------
                                                                           (Unaudited)
ASSETS:
Cash and due from banks                                                $       1,806,955           $      1,032,536
Interest bearing deposits with banks                                             552,355                  4,660,752
Investment securities:
   Securities held-to-maturity (fair value of $3,492,530
     in 2004 and $3,496,945 in 2003)                                           3,492,314                  3,495,372
   Securities available-for-sale at fair value                                 2,315,082                  2,274,387
Loans receivable                                                             146,794,568                127,672,369
   Less: allowance for loan losses                                              (944,406)                  (785,814)
                                                                       ------------------          -----------------
       Net loans                                                             145,850,162                126,886,555
Other real estate owned                                                           81,600                          -
Premises and equipment - net                                                   4,996,588                  3,447,093
Restricted investment securities                                               1,393,400                    871,900
Accrued interest receivable                                                      602,779                    638,142
Goodwill                                                                       2,182,144                  2,182,144
Other intangible assets                                                          124,018                    101,605
Bank owned life insurance                                                      3,987,845                  3,250,951
Other assets                                                                     610,475                    758,358
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     167,995,717           $    149,599,795
                                                                       =================           ================
LIABILITIES:
   Deposits                                                            $     129,050,079           $    118,163,776
   Advance payments by borrowers for property
     taxes and insurance                                                           7,719                    450,615
   Employee stock ownership plan debt                                             38,508                     38,508
   Other liabilities                                                             684,215                    482,539
   Advances from Federal Home Loan Bank of Atlanta                            20,678,572                 13,750,000
                                                                       -----------------           ----------------

       Total liabilities                                                     150,459,093                132,885,438
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,634,062 shares in
     2004 and 1,606,200 in 2003                                                   16,341                     16,062
   Additional paid in capital                                                  8,210,554                  8,014,713
   Employee stock ownership plan debt                                            (38,508)                   (38,508)
   Deferred compensation - Management Recognition Plan                            (7,405)                    (7,405)
   Retained earnings                                                           9,364,018                  8,721,268
   Accumulated other comprehensive (loss) income, net                             (8,376)                     8,227
                                                                       ------------------          ----------------

       Total stockholders' equity                                             17,536,624                 16,714,357
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     167,995,717              $ 149,599,795
                                                                       =================              =============
       See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                        -----------------------------         --------------------------------
                                                           2004                2003               2004                  2003
                                                        ---------           ---------         ----------             ---------
                                                       (Unaudited)         (Unaudited)       (Unaudited)            (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                           $2,500,262          $1,972,391         $4,757,097            $3,903,170
  Interest on investment securities                        23,139              76,298             45,445               146,571
  Dividends on FHLB and FRB stock                           6,987              12,241             17,930                26,077
  Other interest-earning assets                             4,370               7,774              9,696                14,940
                                                        ---------           ---------         ----------             ---------
Total interest income                                   2,534,758           2,068,704          4,830,168             4,090,758
                                                        ---------           ---------         ----------             ---------


INTEREST EXPENSE:
  Interest expense on deposits                            558,067             561,620          1,101,178             1,131,832
  Interest expense on advances from FHLB                  164,593             107,106            284,745               213,845
                                                       ----------          ----------            -------           -----------
Total interest expense                                    722,660             668,726          1,385,923             1,345,677
                                                       ----------             -------         ----------             ---------

      Net interest income                               1,812,098           1,399,978          3,444,245             2,745,081

  Provision for loan losses                                55,000              55,000            110,000               110,000
                                                       ----------           ---------         ----------             ---------
      Net interest income after
         provision for loan losses                      1,757,098           1,344,978          3,334,245             2,635,081
                                                       ----------           ---------          ---------             ---------

NONINTEREST INCOME:
  Checking account fees                                    75,909              85,376            149,549               152,665
  ATM fees                                                 17,214              32,833             27,721                62,164
  Commission income                                        18,222               7,734             31,107                14,624
  Gain on sale of real estate loans                        49,722              62,673             85,208               110,921
  Other                                                    19,587              23,586             84,446                37,439
                                                       ----------             -------         ----------             ---------
      Total noninterest income                            180,654             212,202            378,031               377,813
                                                       ----------             -------         ----------             ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits                          781,574             515,280          1,505,814             1,055,608
Occupancy expense                                          71,447              64,673            155,012               145,235
  Equipment and data processing
      expense                                             133,267             139,170            253,863               257,650
  SAIF deposit insurance premium                            4,468               3,973              7,939                 8,131
  Other                                                   326,745             260,486            534,558               495,903
                                                       ----------          ----------        -----------           -----------
      Total noninterest expense                         1,317,501             983,582          2,457,186             1,962,527
                                                       ----------          ----------         ----------             ---------

INCOME BEFORE INCOME TAXES                                620,251             573,598          1,255,090             1,050,367

INCOME TAX EXPENSE                                        225,863             216,902            450,726               400,620
                                                      -----------         -----------         ----------            ----------

NET INCOME                                            $   394,388         $   356,696         $  804,364            $  649,747
                                                      ===========         ===========         ==========            ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Continued)

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                        -----------------------------         --------------------------------
                                                           2004                2003               2004                  2003
                                                        ---------           ---------         ----------             ---------
                                                       (Unaudited)         (Unaudited)       (Unaudited)            (Unaudited)

NET INCOME                                             $  394,388          $  356,696         $  804,364            $  649,747

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                               (21,080)            (10,459)           (16,603)              (10,459)
                                                       -----------         -----------         ----------          ------------
TOTAL COMPREHENSIVE INCOME                               $373,308          $  346,237           $787,761            $  639,288
                                                       ==========          ==========          =========           ===========



Earnings per common share - basic                      $     0.24          $     0.23          $     0.50            $     0.44
                                                       ==========          ==========          ==========            ==========


Earnings per common share - diluted                    $     0.24          $     0.22          $     0.50            $     0.44
                                                       ==========          ==========          ==========            ==========


Dividends paid per common share                        $     0.05          $     0.05          $     0.10            $     0.10
                                                       ==========          ==========          ==========            ==========
See accompanying notes.


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                              2004                       2003
                                                                              ----                       ----
                                                                           (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                            $    804,364            $    649,747
     Depreciation and amortization                                              114,756                 138,564
     Provision for loan losses                                                  110,000                 110,000
     Gain of sale of loans                                                      (85,208)               (110,921)
     Increase in cash surrender value of bank owned life insurance              (86,894)                      -
     Excess servicing rights                                                    (37,285)                (30,434)
     Reinvested dividends                                                       (25,705)               (119,958)
     Origination of loans held for sale                                      (2,904,900)             (5,326,300)
     Proceeds from sales of loans held for sale                               2,990,108               5,437,221
       Net change in:
       Accrued interest receivable and other assets                             198,965                  (4,103)
       Other liabilities                                                        196,402                 131,158
                                                                            -----------             -----------

          Net cash provided by operating activities                           1,274,603                 874,974
                                                                            -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                        (93,936)            (15,515,000)
   Purchases of investment securities held to maturity                       (4,481,374)                      -
   (Purchases) redemptions of stock in Federal Home Loan Bank                  (521,500)                313,900
   Proceeds from sales, maturities, calls and principal
     payments of investment securities available for sale                        51,173              16,309,744
   Proceeds from maturities, calls and principal
     payments of investment securities held to maturity                       4,500,000                       -
   Net increase in loans                                                    (19,155,207)            (11,693,918)
   Purchases of bank owned life insurance                                      (650,000)             (3,200,000)
   Purchases of property and equipment - net                                 (1,664,222)               (334,237)
                                                                            -----------             -----------

          Net cash used in investing activities                             (22,015,066)            (14,119,511)
                                                                            ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                  10,886,303               6,991,183
    (Decrease) increase in advance payments by borrowers for
     property taxes and insurance                                              (442,896)                463,313
    Proceeds from issuance of common stock                                      196,120               2,522,916
   Net increase in advances from
     Federal Home Loan Bank                                                   6,928,572                 500,000
    Payments of cash dividends                                                 (161,614)               (158,503)
                                                                            -----------             -----------

          Net cash provided by financing activities                          17,406,485              10,318,909
                                                                            -----------             -----------

DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (3,333,978)             (2,925,628)


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   (continued)


CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        5,693,288               4,524,959
                                                                             ----------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $2,359,310              $1,599,331
                                                                             ==========              ==========



Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                $  423,220              $  390,000
                                                                             ==========              ==========

   Cash paid for interest                                                    $1,374,919              $1,352,625
                                                                             ==========              ==========

See accompanying notes.


                      CECIL BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


    1. GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.


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

                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                       ------------------------------         --------------------------------
                                                          2004                2003               2004                  2003
                                                       ----------          ----------         ----------            ----------
Basic:
  Net income available to common stockholders          $  394,388          $  356,696          $ 804,364             $ 649,747
                                                       ----------          ----------          ---------             ---------

  Average common shares outstanding                     1,612,446           1,585,044          1,607,280             1,480,518
                                                        ---------          ----------          ---------             ---------

      Basic net income per share                       $     0.24          $     0.23          $    0.50             $    0.44
                                                       ==========          ==========          ==========            ==========

Diluted:
  Net income available to common stockholders          $  394,388          $  356,696          $ 804,364             $ 649,747
                                                       ----------          ----------          ----------            ----------

  Average common shares outstanding                     1,612,446           1,585,044          1,607,280             1,480,518
  Stock option adjustment                                   4,241               7,131              4,172                 6,891
                                                       ----------          ----------          ---------             ---------
  Average common shares outstanding - diluted           1,616,687           1,592,175          1,611,452             1,487,409
                                                       ----------          ----------          ---------             ---------

      Diluted net income per share                     $     0.24          $     0.22          $    0.50             $    0.44
                                                       ==========          ==========          ==========            =========

4. FAIR VALUE ACCOUNTING FOR STOCK PLANS

    Stock-Based Compensation

               The Company's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of the grant.

               The option strike price was equal to the market price of the common stock at the date of the grant for all options granted in 1999, and accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation expense for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the periods ended June 30, 2004 and 2003:

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                       ------------------------------          --------------------------------
                                                          2004                 2003               2004                  2003
                                                       ----------          ----------          ----------            ----------

  Net income, as reported                              $  394,388          $  356,696          $  804,364            $  649,747

  Less: total option expense determined under
    fair value method for all options awards, net
    of related tax effects                                 (1,637)             (1,637)             (1,637)               (1,637)
                                                       ----------          ----------          ----------            ----------

  Pro forma net income                                 $  392,751          $  355,059          $  802,727            $  648,110
                                                       ==========          ==========          ==========            ==========

  Pro forma net income per share:
    Basic - as reported                                $     0.24          $     0.23          $     0.50            $     0.44
                                                       ==========          ==========          ==========            ==========
    Basic - pro forma                                  $     0.24          $     0.22          $     0.50            $     0.44
                                                       ==========          ==========          ==========            ==========
    Diluted - as reported                              $     0.24          $     0.22          $     0.50            $     0.44
                                                       ==========          ==========          ==========            ==========
  Diluted - pro forma                                  $     0.24          $     0.22          $     0.49            $     0.44
                                                       ==========          ==========          ==========            ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004

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

GENERAL
         Cecil Bancorp, Inc. (the "Company") is the holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank"). The Company is a bank holding company subject to regulation by the Federal Reserve System. The Bank is a Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank ("FHLB") of Atlanta, and is an Equal Housing Lender. Its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

         Cecil Federal conducts its business though its main office in Elkton, Maryland, branches in Elkton, Rising Sun, and North East, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

         Cecil Federal's business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status. Cecil Federal offers a full range of brokerage and investment services through a relationship with UVEST Investment Services.


ASSET/LIABILITY MANAGEMENT

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank's lending policy emphasizes the origination of loans secured by real estate as either one-year, three-year, or five-year adjustable rate loans. Commercial loans are primarily index-based variable rate loans with an average monthly frequency of change. Consumer loans are originated as short-term fixed rate loans (less than five years) and index-based variable rate loans with an average monthly frequency of change. The Bank is currently originating loans for sale in the secondary market. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

         The Company's assets increased by $18,395,922, or 12.3% to $167,995,717 at June 30, 2004 from $149,599,795 at December 31, 2003 primarily as a result of increases in loans receivable. This increase was funded by increases in advances from the Federal Home Loan Bank of Atlanta and deposits and a decrease in interest bearing deposits held at other banks. Cash and due from banks increased by $774,419 to $1,806,955 at June 30, 2004 from $1,032,536 at December 31, 2003.
Interest-bearing deposits decreased by $4,108,397, or 88.1% to $552,355 at June 30, 2004 from $4,660,752 at December 31, 2003. Investment securities held to maturity decreased $3,058, or 0.1%, to $3,492,314 at June 30, 2004 from $3,495,372 at December 31, 2003. Investment securities available for sale increased $40,695, or 1.8%, to $2,315,082 at June 30, 2004 from $2,274,387 at
December 31, 2003. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased $521,500 during this period as a result of the review by the FHLB of investment requirements. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 3.50%.

         The loans receivable portfolio, net of the allowance for loan losses, increased by $18,963,607, or 14.9% to $145,850,162 at June 30, 2004 from
$126,886,555 at December 31, 2003, primarily as a result of a $10.7 million (44.9%) increase in commercial business loans, the majority of which are secured by real estate, a $3.7 million (36.1%) increase in construction loans, a $4.2 million (7.0%) increase in one-to-four family residential mortgages, and a $2.4 million (46.4%) increase in personal loans, offset in part by a $2.3 million (56.2%) decline in land loans. The allowance for loan losses increased by $158,592, or 20.2%, to $944,406 at June 30, 2004 from $785,814 at December 31,
2003.

         Premises and equipment increased by $1,549,495, or 45.0%, to $4,996,588 at June 30, 2004 from $3,447,093 at December 31, 2003. The increase includes funds allocated for future expansion. Bank owned life insurance increased by $736,894, or 22.7%, to $3,987,845 at June 30, 2004 from $3,250,951 at December
31, 2003. Other assets decreased $147,883, or 19.5% to $610,475 at June 30, 2004 from $758,358 at December 31, 2003.

         The Company's liabilities increased $17,573,655, or 13.2% to $150,459,093 at June 30, 2004 from $132,885,438 at December 31, 2003, primarily as a result of increases in advances from the Federal Home Loan Bank of Atlanta and deposits. Deposits increased $10,886,303, or 9.2% to $129,050,079 at June 30, 2004 from $118,163,776 at December 31, 2003. During the six months ended June 30, 2004, the Company's deposits increased due to marketing strategies combined with competitive pricing. Escrow payments received in advance for the payment of taxes and insurance on loans receivable decreased $442,896, or 98.3% to $7,719 at June 30, 2004 from $450,615 at December 31, 2003. Advances from the Federal Home Loan Bank of Atlanta increased $6,928,572, or 50.4%, to $20,678,572 at June 30, 2004 from $13,750,000 at December 31, 2003. Other liabilities increased $201,676, or 41.8%, to $684,215 at June 30, 2004 from $482,539 at
December 31, 2003.

         The Company's stockholders' equity increased by $822,267, or 4.9%, to $17,536,624 at June 30, 2004 from $16,714,357 at December 31, 2003. The increase is primarily the result of an increase in retained earnings of $642,750, or 7.4%, to $9,364,018 at June 30, 2004 from $8,721,268 at December 31, 2003, and an increase in additional paid in capital of $195,841, or 2.4%. The Company paid its regular dividend of $.05 per share for the quarter ended June 30, 2004. All per share amounts have been adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004.


RESULTS OF OPERATIONS


Three Months Ended June 30, 2004: Net income for the three month period ended June 30, 2004 increased $37,692, or 10.6% to $394,388 as compared to net income for the same period in 2003 of $356,696. This increase was primarily the result of increases in net interest income and decreases in income tax expense, partially offset by increases in salaries and employee benefits. Basic net income per share increased 4.3% to $0.24 for the three-month period ended June 30, 2004 as compared to $0.23 for the same period in 2003. Diluted earnings per share were $0.24 for the second quarter of 2004, an increase of 9.1% when compared to $0.22 for the same period in 2003. All per share amounts have been adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004. The annualized return on average assets and annualized return on average equity were 0.96% and 9.06% respectively, for the three-month period ended June 30, 2004. This compares to an annualized return on average assets and annualized return on average equity of 1.09% and 8.89% respectively, for the same period in 2003.

         Net interest income, the Company's primary source of income, increased 29.4%, or $412,120, for the three months ended June 30, 2004, over the same period in 2003. The weighted average yield on interest earning assets increased to 6.72% for the three months ended June 30, 2004 from 6.66% for the three months ended June 30, 2003. The weighted average rate paid on interest bearing liabilities decreased to 2.13% for the three months ended June 30, 2004 from 2.57% for the three months ended June 30, 2003. Net interest margin was 4.80% for the three months ended June 30, 2004 as compared to 4.47% for the same period in 2003.

         Interest and fees on loans increased by $527,871 or 26.8%, to $2,500,262 for the three months ended June 30, 2004 from $1,972,391 for the three months ended June 30, 2003. The increase is attributable to an increase in the average balance outstanding offset by a decrease in the weighted-average yield. The average balance outstanding increased by $31,878,669 to $141,279,150 for the three months ended June 30, 2004 from $109,400,481 for the three months ended June 30, 2003. The weighted-average yield decreased to 7.08% for the three months ended June 30, 2004 from 7.21% for the three months ended June 30, 2003.

         Interest on investment securities decreased $53,159 or 69.7% to $23,139 for the three months ended June 30, 2004 from $76,298 for the three months ended June 30, 2003. The average outstanding balance decreased $6,172,080 for the three months ended June 30, 2004 over the three months ended June 30, 2003. The weighted-average yield decreased to 1.50% for the three months ended June 30, 2004 from 2.47% for the three months ended June 30, 2003.

         Interest on deposits decreased $3,553 or 0.6% to $558,067 for the three months ended June 30, 2004 from $561,620 for the three months ended June 30, 2003. The average balance outstanding on interest-bearing deposits increased $17,255,440, or 17.7% to $114,641,402 for the three months ended June 30, 2004 from $97,385,962 for the three months ended June 30, 2003. The weighted-average rate paid on interest-bearing deposits decreased to 1.95% for the three months ended June 30, 2004 from 2.30% for the three months ended June 30, 2003. Interest expense paid on borrowings increased $57,487, or 53.7%, to $164,593 for the three months ended June 30, 2004 from $107,106 for the three months ended June 30, 2003. The average balance outstanding increased $11,584,273, or 128.1% from $9,043,278 for the three months ended June 30, 2003 to $20,627,551 for the three months ended June 30, 2004. The weighted average rate decreased to 3.19% for the three months ended June 30, 2004 from 4.74% for the three months ended June 30, 2003.

         Noninterest income decreased 14.9%, or $31,548, for the three months ended June 30, 2004, over the same period in 2003. Checking account fees decreased $9,467 or 11.1% to $75,909 for the three months ended June 30, 2004 from $85,376 for the three months ended June 30, 2003. ATM fees decreased $15,619 or 47.6% to $17,214 for the three months ended June 30, 2004 from $32,833 for the three months ended June 30, 2003. Commission income increased $10,488 or 135.6% to $18,222 for the three months ended June 30, 2004 from $7,734 for the three months ended June 30, 2003. Gain on sale of loans decreased 20.1% to $49,722 for the three months ended June 30, 2004 from $62,673 for the three months ended June 30, 2003. Other income decreased $3,999 or 17.0% to $19,587 for the three months ended June 30, 2004 from $23,586 for the three months ended June 30, 2003.

         Non-interest expense increased 33.9%, or $333,919 for the three months ended June 30, 2004, over the same period in 2003. Salaries and employee benefits increased 51.7% to $781,574 for the three months ended June 30, 2004 from $515,280 for the three months ended June 30, 2003. This is attributable to an increase in full time equivalent employees needed to staff the new Turkey Point Branch, as well as the hiring of additional sales and support personnel during 2004. Occupancy expense, equipment and data processing expenses, as well as the SAIF deposit premium expense, remained stable for the three months ended June 30, 2004 over the same period in 2003. Other expenses increased $66,259, or 25.4%, to $326,745 for the three months ended June 30, 2004 from $260,486 for the three months ended June 30, 2003.

         Income tax expense for the three-month period ended June 30, 2004 and 2003 was $225,863 and $216,902, respectively, which equates to effective rates of 36.4% and 37.8% respectively.

Six Months Ended June 30, 2004: Net income for the six month period ended June 30, 2004 increased $154,617, or 23.8%, to $804,364 as compared to net income for the same period in 2003 of $649,747. This increase was primarily the result of increases in net interest income, partially offset by increases in salaries and employee benefits. Basic net income per share increased 13.6% to $0.50 for the six-month period ended June 30, 2004 as compared to $0.44 for the same period in 2003. Diluted earnings per share were $0.50 for the six months ended June 30, 2004, an increase of 13.6% when compared to $0.44 for the same period in 2003. All per share amounts have been adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004. The annualized return on average assets and annualized return on average equity were 1.02% and 9.35% respectively, for the six-month period ended June 30, 2004. This compares to an annualized return on average assets and annualized return on average equity of 1.01% and 8.85% respectively, for the same period in 2003.

         Net interest income, the Company's primary source of income, increased 25.5%, or $699,164, for the six months ended June 30, 2004, over the same period in 2003. The weighted average yield on interest earning assets decreased to 6.62% for the six months ended June 30, 2004 from 6.66% for the six months ended June 30, 2003. The weighted average rate paid on interest bearing liabilities decreased to 2.12% for the six months ended June 30, 2004 from 2.57% for the six months ended June 30, 2003. Net interest margin was 4.72% for the six months ended June 30, 2004 as compared to 4.47% for the same period in 2003.

         Interest and fees on loans increased by $853,927 or 21.9%, to $4,757,097 for the six months ended June 30, 2004 from $3,903,170 for the six months ended June 30, 2003. The increase is attributable to an increase in the average balance outstanding offset by a decrease in the weighted-average yield. The average balance outstanding increased by $30,127,347 to $136,076,810 for the six months ended June 30, 2004 from $105,949,463 for the six months ended June 30, 2003. The weighted-average yield decreased to 6.99% for the six months ended June 30, 2004 from 7.37% for the six months ended June 30, 2003.

         Interest on investment securities decreased $101,126 or 69.0% to $45,445 for the six months ended June 30, 2004 from $146,571 for the six months ended June 30, 2003. The average outstanding balance decreased $6,362,805 for the six months ended June 30, 2004 over the six months ended June 30, 2003. The weighted-average yield decreased to 1.57% for the six months ended June 30, 2004 from 2.41% for the six months ended June 30, 2003.

         Interest on deposits decreased $30,654 or 2.7% to $1,101,178 for the six months ended June 30, 2004 from $1,131,832 for the six months ended June 30, 2003. The average balance outstanding on interest-bearing deposits increased $17,269,149, or 18.1% to $112,796,229 for the six months ended June 30, 2004 from $95,527,080 for the six months ended June 30, 2003. The weighted-average rate paid on interest-bearing deposits decreased to 1.95% for the six months ended June 30, 2004 from 2.37% for the six months ended June 30, 2003. Interest expense paid on borrowings increased $70,900, or 33.2%, to $284,745 for the six months ended June 30, 2004 from $213,845 for the six months ended June 30, 2003. The average balance outstanding increased $8,346,386, or 92.1% to $17,411,303 for the six months ended June 30, 2004 from $9,064,917 for the six months ended June 30, 2003. The weighted average rate decreased to 3.27% for the six months ended June 30, 2004 from 4.72% for the six months ended June 30, 2003.

         Noninterest income increased 0.1%, or $218, for the six months ended June 30, 2004, over the same period in 2003. Checking account fees decreased $3,116 or 2.0% to $149,549 for the six months ended June 30, 2004 from $152,665 for the six months ended June 30, 2003. ATM fees decreased $34,443 or 55.4% to $27,721 for the six months ended June 30, 2004 from $62,164 for the six months ended June 30, 2003. Commission income increased $16,483 or 112.7% to $31,107 for the six months ended June 30, 2004 from $14,624 for the six months ended June 30, 2003. Gain on sale of loans decreased 23.2% to $85,208 for the six months ended June 30, 2004 from $110,921 for the same period in 2003. Other income increased $47,007 or 125.6% to $84,446 for the six months ended June 30, 2004 from $37,439 for the six months ended June 30, 2003, primarily due to income earned on bank owned life insurance.

         Non-interest expense increased 25.2%, or $494,659 for the six months ended June 30, 2004, over the same period in 2003. Salaries and employee benefits increased 42.6% to $1,505,814 for the six months ended June 30, 2004 from $1,055,608 for the six months ended June 30, 2003. This is attributable to an increase in full time equivalent employees needed to staff the new Turkey Point Branch, as well as the hiring of additional sales and support personnel during 2004. Occupancy expense, equipment and data processing expenses, as well as the SAIF deposit premium expense, remained stable for the six months ended June 30, 2004 over the same period in 2003. Other expenses increased $38,655, or 7.8%, to $534,558 for the six months ended June 30, 2004 from $495,903 for the six months ended June 30, 2003.

         Income tax expense for the six-month period ended June 30, 2004 and 2003 was $450,726 and $400,620, respectively, which equates to effective rates of 35.9% and 38.1% respectively.

Loans Receivable

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

                                                                      June 30,                     December 31,
                                                            --------------------------        --------------------
                                                                       2004                           2003
                                                            ---------------------------       --------------------
                                                               Amount        %               Amount          %
                                                               ------      ------            --------      ------
                                                                            (Dollars in thousands)
Type of Loan
Real estate loans:
  Construction loans .....................................  $  13,853       9.44%            $ 10,177       7.97%
  One- to four-family residential and home equity ........     63,427      43.21               59,272      46.43
  Multi-family residential................................      1,192       0.81                1,481       1.16
  Land....................................................      1,761       1.20                4,021       3.15
  Commercial..............................................     22,688      15.45               21,760      17.04

Commercial business loans*................................     34,581      23.56               23,858      18.69

Consumer loans:
  Automobile loans........................................        869       0.59                  893       0.70
  Education loans.........................................         14       0.01                   19       0.01
  Savings account loans...................................        896       0.61                1,059       0.83
  Personal loans..........................................      7,513       5.12                5,132       4.02
                                                            ---------      -----             --------      -----
      Subtotal loans......................................    146,794     100.00%             127,672     100.00%
                                                                          ======                          ======

Less: Loan loss reserve...................................        944                             786
                                                            ---------                        --------

     Total loans..........................................  $ 145,850                        $126,886
                                                             ========                        ========

* This category includes commercial business loans secured by real estate and secured by other property as well as unsecured commercial business loans.

Nonperforming Assets


Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets:

......................................................................       June 30,           December 31,
(Dollars in thousands)                                                        2004                 2003
-------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                           $ 1,597               $   806
Loans 90 days or more past due                                                   87                   446
Restructured loans                                                                0                     0
                                                                            -------               -------
Total Nonperforming Loans                                                     1,684                 1,252
Other real estate owned, net                                                     82                     0
                                                                            -------               -------
Total Nonperforming Assets                                                  $ 1,766               $ 1,252
                                                                            =======               =======
Nonperforming loans to total loans                                             1.15%                   .98%
Nonperforming assets to total assets                                           1.05                    .84


Analysis of Allowance for Loan Losses


         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by bank examiners at their most recent periodic examination of the Bank. Bank regulatory examinations usually occur each year. In these examinations, the examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, as noted above, federal and state financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. During the first six months of 2004, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at June 30, 2004 was $944,000, (0.64% of total loans), an increase of $159,000
(20.2%) from the $786,000 allowance (0.61% of loans) at December 31, 2003. For the first six months of 2004, the Bank had net recoveries amounting to $48,000 in comparison to net charge-offs of $147,000 for the year-end 2003. Annualized net recoveries for the first six months of 2004 were 0.07% of average loans, compared to the net charge-offs of 0.04% of average loans for the year 2003. Total nonperforming loans at June 30, 2004 were $1,684,000, up $432,000 (34.5%) from year-end 2003. However, a significant amount of nonperforming loans at June 30, 2004 consisted of residential real estate loans, which generally have the lowest loss rates. At June 30, 2004, nonperforming residential real estate loans totaled $1,117,000, while nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $567,000. The increases in the allowance and the percentage of allowance to loans are due in part to the effects on the allowance calculations of an increase in total loans and in the balance and the percentage of total loans comprised of loans other than one-to-four family residential and home equity loans. At June 30, 2004, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 43.21% of the portfolio, compared to 46.43% at December 31, 2003. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first six months of 2004 and 2003 was $110,000.

A summary of activity in the allowance is shown below.

                                                                       Six Months Ended         Six Months Ended
                                                                        June 30, 2004            June 30, 2003
                                                                        -------------            -------------
                                                                                    (In thousands)

Balance at beginning of period.......................................       $   786               $   613
                                                                            -------               -------

Loans charged-off:
  Residential real estate mortgage loans.............................            --                    --
  Commercial.........................................................             9                    --
  Consumer...........................................................            19                    60
                                                                            -------               -------
Total charge-offs....................................................            28                    60
                                                                            -------               -------
Recoveries:
  Residential real estate mortgage loans.............................            --                    --
  Commercial.........................................................            --                    --
  Consumer...........................................................            76                    47
                                                                            -------               -------
Total recoveries.....................................................            76                    47
                                                                            -------               -------
Net loans (recovered) charged-off....................................           (48)                   13
                                                                            --------              -------
Provision for loan losses............................................           110                   110
                                                                            -------               -------
Balance at end of period.............................................       $   944               $   710
                                                                            =======               =======
Net (recoveries) charge-offs to average loans
  outstanding during the period (annualized).........................         (0.07%)                0.05%
Allowance for loan losses to loans...................................          0.64%                 0.62%
Allowance for loan losses to nonperforming loans.....................         56.06%                81.42%


Analysis of Deposits

     The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal between the dates indicated.

                                     Balance at                            Balance at
                                      June 30,             %              December 31,          %
                                        2004            Deposits               2003         Deposits
                                      --------          --------             -------        --------
                                                         (Dollars in thousands)

Regular checking.................    $   9,769           7.57%             $  9,503           8.04%
NOW accounts.....................       12,246           9.49                12,522          10.60
Passbook.........................       16,037          12.43                12,843          10.87
Statement savings................        6,819           5.28                 5,491           4.65
Money market.....................        4,256           3.30                 5,569           4.71
Holiday club.....................          217            .17                    61           0.05
Certificates of Deposit..........       59,146          45.83                52,369          44.32
IRA Certificates of Deposit......        9,431           7.31                 9,085           7.69
Money Market Certificates........       11,129           8.62                10,721           9.07
                                     ---------        -------            ----------        -------
                                      $129,050         100.00%             $118,164         100.00%
                                     =========        =======            ==========        =======


Capital Adequacy


         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company's principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth the applicable capital ratios as of June 30, 2004.

                                                                                            Regulatory Minimums
                                                                                        ---------------------------
                                                                                           Well          Adequately
                                                                       Actual           Capitalized     Capitalized
                                                                       ------           -----------     -----------
         Total risk-based capital ratio:
                  Consolidated                                         11.86%               N/A            8.00%
                  The Bank                                             11.52%             10.00%           8.00%
         Tier 1 risk-based capital ratio:
                  Consolidated                                         11.17%               N/A            4.00%
                  The Bank                                             10.84%              6.00%           4.00%
         Tangible capital ratio:
                  Consolidated                                          9.40%               N/A            4.00%
                  The Bank                                              9.27%              5.00%           4.00%

          As of June 30, 2004, the consolidated Company and the Bank exceeded all applicable capital requirements. The Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators.


Item 3. Controls and Procedures

     Cecil Bancorp's management, under the supervision and with the participation of its President and Chief Executive Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                 Not Applicable



         Item 3.  Defaults Upon Senior Securities -

                                 Not Applicable



         Item 4.  Submission of Matters to a Vote of Security Holders



The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 5, 2004, at 9:00a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing two members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.



All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                                      Shares                              Shares
                                                      Voted            Shares              Not
                                                      "For"          "Withheld"           Voted
                                                      -----          ----------           ------
To serve for a three-year term:

Matthew G. Bathon                                    1,142,054        18,530            453,068

Charles F. Sposato                                   1,152,768         7,816            453,068


         Other directors continuing in office following the annual shareholders' meeting were Donald F. Angert, Mary B. Halsey, Robert L. Johnson, Doris P. Scott, and Thomas L. Vaughan, Sr.





         Item 5.  Other Information -

                                 Not Applicable







         Item 6.           Exhibits and Reports on Form 8-K

                  EXHIBITS

                           Exhibit 31     Rule 13a-14(a)/15d-14(a) Certification
                           Exhibit 32     18 U.S.C. Section 1350 Certification

                  REPORTS ON FORM 8-K

                  On May 4, 2004 the Company filed a report on Form 8-K, reporting under items 5 and 12 of that form, the declaration of earnings for the first quarter of 2004 and financial condition at March 31, 2004.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           CECIL BANCORP, INC.



Date:  August 14, 2004            by: /s/  Mary Beyer Halsey

                                           Mary Beyer Halsey

                                           President and Chief Executive Officer