Form 10QSB
period 2004-09-30
CECIL BANCORP INC
filed 2004-11-12
CIK 926865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2004.

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

                                    1,634,054



                                       CECIL BANCORP, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                               PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Statements of Financial Condition -
                         September 30, 2004 and December 31, 2003                                                3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Three and Nine Months Ended September 30, 2004 and 2003                       4-5

                         Consolidated Statements of Cash Flows
                         for the Nine Months Ended September 30, 2004 and 2003                                 6-7

                         Notes to Consolidated Financial Statements                                            8-9


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                           10-18

           ITEM 3.       Controls and Procedures                                                                18

PART II. OTHER INFORMATION                                                                                      19

SIGNATURES                                                                                                      19

PART I.           Financial Information

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                          ITEM 1: FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                          September 30,              December 31,
                                                                              2004                       2003
                                                                       -----------------           ----------------
                                                                          (Unaudited)
ASSETS:
Cash and due from banks                                                $       1,464,662           $      1,032,536
Interest bearing deposits with banks                                           1,891,023                  4,660,752
Investment securities:
   Securities held-to-maturity (fair value of $3,483,225
     in 2004 and $3,496,945 in 2003)                                           3,484,714                  3,495,372
   Securities available-for-sale at fair value                                 2,256,262                  2,274,387
Loans receivable                                                             159,249,074                127,672,369
   Less: allowance for loan losses                                              (994,425)                  (785,814)
                                                                       ------------------          -----------------
       Net loans                                                             158,254,649                126,886,555
Premises and equipment - net                                                   5,554,446                  3,447,093
Restricted investment securities                                               1,480,900                    871,900
Accrued interest receivable                                                      671,213                    638,142
Goodwill                                                                       2,182,144                  2,182,144
Other intangible assets                                                          133,802                    101,605
Bank owned life insurance                                                      4,090,251                  3,250,951
Other assets                                                                     624,701                    758,358
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $     182,088,767           $    149,599,795
                                                                       =================           ================
LIABILITIES:
   Deposits                                                            $     137,513,715           $    118,163,776
   Advance payments by borrowers for property
     taxes and insurance                                                               -                    450,615
   Employee stock ownership plan debt                                             38,508                     38,508
   Other liabilities                                                             628,871                    482,539
   Advances from Federal Home Loan Bank of Atlanta                            25,928,571                 13,750,000
                                                                       -----------------           ----------------

       Total liabilities                                                     164,109,665                132,885,438
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,634,054 shares in
     2004 and 1,606,200 in 2003                                                   16,341                     16,062
   Additional paid in capital                                                  8,210,554                  8,014,713
   Employee stock ownership plan debt                                            (38,508)                   (38,508)
   Deferred compensation - Management Recognition Plan                            (7,405)                    (7,405)
   Retained earnings                                                           9,801,455                  8,721,268
   Accumulated other comprehensive (loss) income, net                             (3,335)                     8,227
                                                                       ------------------          ----------------

       Total stockholders' equity                                             17,979,102                 16,714,357
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    182,088,767              $ 149,599,795
                                                                        ================              =============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------        -------------------------------
                                                          2004                2003              2004                    2003
                                                      -----------         -----------       ------------            ----------
                                                      (Unaudited)         (Unaudited)        (Unaudited)           (Unaudited)
INTEREST INCOME:
  Interest and fees on loans                           $2,581,078          $2,217,605         $7,338,175            $6,120,775
  Interest on investment securities                        29,482              37,308             74,927               183,879
  Dividends on FHLB and FRB stock                          15,417               8,054             33,347                34,131
  Other interest-earning assets                             4,998               6,573             14,694                21,512
                                                      -----------         -----------       ------------            ----------
      Total interest income                             2,630,975           2,269,540          7,461,143             6,360,297
                                                      -----------         -----------       ------------            ----------

INTEREST EXPENSE:
  Interest expense on deposits                            623,125             554,264          1,724,303             1,686,095
  Interest expense on advances from FHLB                  178,963             107,467            463,708               321,313
                                                      -----------         -----------       ------------            ----------
      Total interest expense                              802,088             661,731          2,188,011             2,007,408
                                                      -----------         -----------       ------------            ----------

      Net interest income                               1,828,887           1,607,809          5,273,132             4,352,889

  Provision for loan losses                                55,000              55,000            165,000               165,000
                                                      -----------         -----------       ------------            ----------
      Net interest income after
         provision for loan losses                      1,773,887           1,552,809          5,108,132             4,187,889
                                                      -----------         -----------       ------------            ----------

NONINTEREST INCOME:
  Checking account fees                                    90,605              83,724            240,154               236,389
  ATM fees                                                  9,731              25,607             37,452                87,771
  Commission income                                        38,408              12,077             69,515                26,701
  Gain on sale of real estate loans                        41,083              38,646            126,291               149,567
  Loss on sale of investment securities                         -             (41,775)                 -               (41,775)
  Gain on sale of other real estate owned                  16,774                   -             16,774                     -
  Income from bank owned life insurance                   102,406                   -            189,300                     -
  Other                                                    77,754              10,865             75,306                48,304
                                                      -----------         -----------       ------------            ----------
      Total noninterest income                            376,761             129,144            754,792               506,957
                                                      -----------         -----------       ------------            ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                          893,853             652,722          2,399,667             1,708,331
  Occupancy expense                                        91,481              74,710            246,493               219,944
  Equipment and data processing
      expense                                             155,285             139,540            409,148               397,190
  SAIF deposit insurance premium                            4,366               4,008             12,305                12,139
  Other                                                   212,674             251,051            747,232               746,954
                                                      -----------         -----------       ------------            ----------
      Total noninterest expense                         1,357,659           1,122,031          3,814,845             3,084,558
                                                      -----------         -----------       ------------            ----------

INCOME BEFORE INCOME TAXES                                792,989             559,922          2,048,079             1,610,288
                                                      -----------         -----------       ------------            ----------

INCOME TAX EXPENSE                                        274,235             215,936            724,961               616,556
                                                      -----------         -----------       ------------            ----------

NET INCOME                                            $   518,754         $   343,986       $  1,323,118            $  993,732
                                                      ===========         ===========       ============            ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Continued)


                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------        -------------------------------
                                                          2004                2003              2004                    2003
                                                      -----------         -----------       ------------            ----------
                                                      (Unaudited)         (Unaudited)        (Unaudited)           (Unaudited)
NET INCOME                                             $  518,754          $  343,986       $  1,323,118            $  993,732

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                                 5,041                 795            (11,562)               (3,519)
                                                      -----------         -----------       ------------            ----------

TOTAL COMPREHENSIVE INCOME                              $ 523,795          $  344,781       $  1,311,556            $  990,213
                                                      ===========         ===========       ============            ==========




Earnings per common share - basic                      $     0.32          $     0.22         $     0.82            $     0.66
                                                      ===========         ===========       ============            ==========

Earnings per common share - diluted                    $     0.32          $     0.21         $     0.82            $     0.65
                                                      ===========         ===========       ============            ==========

Dividends paid per common share                        $     0.05          $     0.05         $     0.15            $     0.15
                                                      ===========         ===========       ============            ==========

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                         2004                 2003
                                                                                    -------------        ------------
                                                                                     (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net income                                                                    $  1,323,118            $  993,732
     Depreciation and amortization                                                      177,847               132,450
     Provision for loan losses                                                          165,000               165,000
     Gain on sale of loans                                                             (126,291)             (149,567)
     Gain on sale of other real estate owned                                            (16,774)                    -
     Increase in cash surrender value of bank owned life insurance                     (189,300)                    -
     Excess servicing rights                                                            (56,790)              (34,636)
     Reinvested dividends                                                               (26,537)             (146,560)
     Origination of loans held for sale                                              (4,378,400)           (7,811,952)
     Proceeds from sales of loans held for sale                                       4,569,665             7,961,519
     Net change in:
       Accrued interest receivable and other assets                                     107,861              (213,496)
       Other liabilities                                                                146,332               243,469
                                                                                   ------------          ------------
              Net cash provided by operating activities                               1,695,731             1,139,959
                                                                                   ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                                (37,500)          (14,550,000)
   Purchases of investment securities held to maturity                               (6,960,553)           (9,464,564)
   Net (purchases) redemptions of stock in Federal Home Loan Bank                      (609,000)              313,900
   Proceeds from sales, maturities, calls and principal payments of
     investment securities available-for-sale                                            62,239            17,382,529
   Proceeds from maturities, calls and principal payments of
     investment securities held to maturity                                           7,000,000             9,500,000
   Net increase in loans                                                            (31,690,633)          (13,828,720)
   Proceeds from sales of other real estate owned                                       109,339                     -
   Purchases of bank owned life insurance                                              (650,000)           (3,250,000)
   Purchases of property and equipment - net                                         (2,288,310)             (657,146)
                                                                                   ------------          ------------

              Net cash used in investing activities                                 (35,064,418)          (14,554,001)
                                                                                   ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                          19,349,939            11,205,619
   Decrease in advance payments by borrowers for
     property taxes and insurance                                                      (450,615)             (296,013)
   Proceeds from issuance of common stock                                               196,120             2,533,679
   Net increase in advances from Federal Home Loan Bank                              12,178,571                     -
   Payments of cash dividends                                                          (242,931)             (237,790)
                                                                                   ------------          ------------

              Net cash provided by financing activities                              31,031,084            13,205,495
                                                                                   ------------          ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,337,603)             (208,547)

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (continued)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,693,288             4,524,959
                                                                                   ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $3,355,685            $4,316,412
                                                                                   ============          ============

Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                      $    613,490            $  527,806
                                                                                   ============          ============

   Cash paid for interest                                                          $  2,165,502            $2,006,160
                                                                                   ============          ============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

    1. GENERAL

               In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


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

    3. EARNINGS PER SHARE

               Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the "treasury stock" method. All per share amounts have been adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors on February 24, 2004.

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                     -------------------------------------------------------------------------
                                                          2004                2003              2004                    2003
                                                     -------------------------------------------------------------------------
    Basic:
         NetIncome available to common stockholders      $518,754            $343,986         $1,323,118              $993,732
                                                     -------------------------------------------------------------------------

         Average common shares outstanding              1,626,346           1,586,596          1,613,682             1,510,950
                                                     -------------------------------------------------------------------------

               Basic net income per share                   $0.32               $0.22              $0.82                 $0.66
                                                     =========================================================================

   Diluted:

         Net Income available to common stockholders     $518,754            $343,986         $1,323,118              $993,732
                                                     -------------------------------------------------------------------------

         Average common shares outstanding              1,626,346           1,586,596          1,613,682             1,510,950
         Stock option adjustment                            4,998              20,286              3,937                20,464
                                                     -------------------------------------------------------------------------

         Average common shares outstanding - diluted    1,631,344           1,606,882          1,617,619             1,531,414
                                                     -------------------------------------------------------------------------

               Diluted net income per share                 $0.32               $0.21              $0.82                 $0.65
                                                     =========================================================================

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

         The option strike price was equal to the market price of the common stock at the date of the grant for all options granted, and accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation expense for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the periods ended September 30, 2004 and 2003:

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                     -------------------------------------------------------------------------
                                                          2004                2003              2004                    2003
                                                     -------------------------------------------------------------------------
         Net income, as reported                         $518,754            $343,986         $1,323,118              $993,732

         Less: total option expense determined
           under fair value method for all option
           awards, net of related tax effects              (1,637)             (1,637)            (4,911)               (4,911)
                                                     -------------------------------------------------------------------------

         Pro forma net income                            $517,117            $342,349         $1,318,207              $988,821
                                                     =========================================================================

         Pro forma net income per share:

           Basic - as reported                              $0.32               $0.22              $0.82                 $0.66
                                                     =========================================================================

           Basic - pro forma                                $0.32               $0.22              $0.82                 $0.65
                                                     =========================================================================

           Diluted - as reported                            $0.32               $0.21              $0.82                 $0.65
                                                     =========================================================================

           Diluted - pro forma                              $0.32               $0.21              $0.82                 $0.65
                                                     =========================================================================

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

FORWARD-LOOKING STATEMENTS

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

         Cecil Federal conducts its business through its main office in Elkton, Maryland, and branches in Elkton, Rising Sun, and North East, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

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

ASSET/LIABILITY MANAGEMENT

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank's lending policy emphasizes the origination of loans secured by real estate as either one-year, three-year, or five-year adjustable rate loans. Commercial loans are primarily index-based variable rate loans with an average monthly frequency of change. Consumer loans are originated as short-term (less than five years) fixed rate loans and index-based variable rate loans with an average monthly frequency of change. The Bank is currently originating loans for sale in the secondary market. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

         The Company's assets increased by $32,488,972, or 21.7%, to $182,088,767 at September 30, 2004 from $149,599,795 at December 31, 2003, primarily as a result of increases in loans receivable and premises and equipment. This increase was funded by increases in advances from the Federal Home Loan Bank of Atlanta and deposits and a decrease in interest bearing deposits held at other banks. Cash and due from banks increased by $432,126, or 41.9%, to $1,464,662 at September 30, 2004 from $1,032,536 at December 31, 2003.
Interest-bearing cash decreased by $2,769,729 or 59.4% to $1,891,023 at September 30, 2004 from $4,660,752 at December 31, 2003. This decrease is attributable to the increased cash required to fund the growth in the loans receivable portfolio. Restricted investment securities, which consist of Federal Home Loan Bank and Federal Reserve Bank stock, increased by $609,000 to $1,480,900 at September 30, 2004 from $871,900 at December 31, 2003 as a result of the review of investment requirements conducted by the FHLB.

         The loans receivable portfolio, net of the allowance for loan losses, increased by $31,368,094, or 24.7%, to $158,254,649 at September 30, 2004 from
$126,886,555 at December 31, 2003. Loans receivable before the deduction of the allowance for loan losses increased by $31,576,705, or 24.7%, primarily as a result of a $18.5 million (77.5%) increase in commercial business loans, a $4.4 million (43.6%) increase in construction loans, a $3.6 million (6.1%) increase in one-to-four family residential mortgages, a $4.1 million (18.7%) increase in commercial real estate loans, and a $2.1 million (41.5%) increase in personal loans, offset in part by a $1.8 million (44.5%) decline in land loans. (Please see the table of Loans Receivable later in this Management Discussion.) The increase in loans is due to the Company's growth strategy, with a focus on increasing the commercial portfolio since the Bank's conversion from a federal savings bank to a commercial bank in October 2002. The allowance for loan losses increased by $208,611, or 26.5%, to $994,425 at September 30, 2004 from $785,814 at December 31, 2003. This increase is due to the increase in total loans, as well as an increase in the percentage of loans that are other than one-to-four family residential and home equity loans, which generally have the lowest credit risk factors. (Please see the analysis of the allowance for loan losses later in this Management Discussion.)

         Premises and equipment, net of accumulated depreciation, increased by $2,107,353, or 61.1%, to $5,554,446 at September 30, 2004 from $3,447,093 at
December 30, 2003. This increase is due primarily to the opening of a new branch during the year, as well as the allocation of funds for future expansion. Accrued interest receivable increased by $33,071, or 5.2%, to $671,213 at September 30, 2004 from $638,142 at December 31, 2003 due to the increase in the loans receivable portfolio. Other intangible assets increased $32,197, or 31.7%, primarily due to an increase in mortgage servicing rights on loans sold by the Bank. Bank owned life insurance increased $839,300, or 25.8%, to $4,090,251 at September 30, 2004 from $3,250,951 at December 31, 2003 due to an additional investment during the second quarter of 2004 and an increase of $189,300 in the cash surrender value. Other assets decreased $133,657 or 17.6% to $624,701 at September 30, 2004 from $758,358 at December 31, 2003 as a result of the amortization of prepayments of insurance policies paid during 2003 for the current year, as well as a decrease due to the expensing of the expected contribution to the employee stock ownership plan at the end of the year.

         The Company's liabilities increased $31,224,227, or 23.5% to $164,109,665 at September 30, 2004 from $132,885,438 at December 31, 2003.
Deposits increased $19,349,939, or 16.4% to $137,513,715 at September 30, 2004
from $118,163,776 at December 31, 2003, primarily as a result of a $13.8 million (26.4%) increase in certificates of deposit, a $3.1 million (17.1%) increase in savings accounts, a $1.9 million (19.8%) increase in regular checking accounts, offset in part by a $1.2 million (22.0%) decline in money market accounts. (Please see the table of Deposits later in this Management Discussion.) The increase in deposits during the period is due to marketing strategies combined with competitive pricing. Escrow payments received in advance for the payment of property taxes and insurance on loans receivable decreased $450,615, or 100%, due to the fact that the Bank no longer provides escrow collection services for customers. Other liabilities increased $146,332, or 30.3%, to $628,871 at September 30, 2004 from $482,539 at December 31, 2003 primarily as a result of an increase in the liability to fund the Company's supplemental executive retirement plan. Advances from the Federal Home Loan Bank of Atlanta increased $12,178,571, or 88.6%, to $25,928,571 at September 30, 2004 from $13,750,000 at
December 31, 2003 due to the increased cash required to fund the growth in the loans receivable portfolio.

         The Company's stockholders' equity increased by $1,264,745, or 7.6% to $17,979,102 at September 30, 2004 from $16,714,357 at December 31, 2003. The increase was primarily the result of an increase in retained earnings of $1,080,187, or 12.4%, to $9,801,455 at September 30, 2004 from $8,721,268 at
December 31, 2003. This increase is the result of the net income earned during the period, partially offset by the payment of the Company's regular dividend of $0.05 per share for each of the quarters in the nine-month period ended September 30, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004: Net income for the three month period ended September 30, 2004 increased $174,768 or 50.8% to $518,754 as compared to net income for the same period in 2003 of $343,986. The annualized return on average assets and annualized return on average equity were 1.17% and 11.63% respectively, for the three-month period ended September 30, 2004. This compares to an annualized return on average assets and annualized return on average equity of 1.02% and 8.66% respectively, for the same period in 2003. The average interest rate spread increased 0.23%, or 5.6%, to 4.35% for the quarter average ended September 30, 2004 from 4.12% for the quarter average ended September 30, 2003. The average net interest margin increased 0.07% to 4.53% for the quarter average ended September 30, 2004 from 4.46% for the quarter average ended September 30, 2003.

         Net interest income, the Company's primary source of income, increased 13.8%, or $221,078, to $1,828,887 for the three months ended September 30, 2004, from $1,607,809 over the same period in 2003. The weighted average yield on interest earning assets decreased to 6.51% for the three months ended September 30, 2004 from 6.97% for the three months ended September 30, 2003. The weighted average rate paid on interest bearing liabilities decreased to 2.17% for the three months ended September 30, 2004 from 2.34% for the three months ended September 30, 2003.

         Interest and fees on loans receivable increased by $363,473, or 16.4%, to $2,581,078 for the three months ended September 30, 2004 from $2,217,605 for the three months ended September 30, 2003. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $38,331,084 to $153,373,893 for the three months ended September 30, 2004 from $115,042,809 for the three months ending September 30, 2003. The weighted-average yield decreased to 6.73% for the three months ended September 30, 2004 from 7.71% for the three months ended September 30, 2003.

         Interest income on investment securities decreased $7,826 or 21.0% to $29,482 for the three months ended September 30, 2004 from $37,308 for the three months ended September 30, 2003. The average outstanding balance decreased $3,120,924 to $5,740,919 for the three months ended September 30, 2004 from $8,861,843 for the three months ending September 30, 2003. The weighted-average yield increased to 2.05% for the three months ended September 30, 2004 from 1.68% for the three months ended September 30, 2003.

         Interest expense on deposits increased $68,861 or 12.4% to $623,125 for the three months ended September 30, 2004 from $554,264 for the three months ended September 30, 2003. The average balance outstanding increased $22,381,646 for the period noted above. The weighted-average rate paid on deposits decreased to 2.03% for the three months ended September 30, 2004 from 2.14% for the three months ended September 30, 2003. Interest expense on advances from the Federal Home Loan Bank increased $71,496, or 66.5%, to $178,963 for the three months ended September 30, 2004 from $107,467 for the three months ended September 30, 2003. The average balance outstanding increased $15,928,571 for the period noted above. The weighted average yield decreased to 2.80% for the three months ended September 30, 2004 from 4.45% for the three months ended September 30, 2003.

         Non interest income increased 191.7%, or $247,617 for the three months ended September 30, 2004, over the same period in 2003. Checking account fees increased $6,881, or 8.2%. ATM fees decreased $15,876, or 62.0%. The decrease is a result of a change in the ATM network used by the Bank during the third quarter of 2003. The new network nets the income earned with the expenses incurred. Commission income increased $26,331, or 218.0%, to $38,408 for the three months ended September 30, 2004 from $12,077 for the three months ended September 30, 2003 primarily as a result of the increase in the volume of investment and insurance services provided by the Bank's wholly owned subsidiary, Cecil Financial Services. Gain on sale of loans increased 6.3%, or $2,437 to $41,083 for the three months ended September 30, 2004 as compared to $38,646 over the same period in 2003. Loss on sale of investments decreased $41,775 during the three months ended September 30, 2004 when compared to the same period in 2003. Gain on sale of other real estate owned increased $16,774, or 100%, for the three months ended September 30, 2004 when compared to the same period in 2003, as the result of the sale of one property acquired and sold in 2004. Income from bank owned life insurance increased $102,406, or 100%, for the three months ended September 30, 2004 when compared to the same period in 2003. This increase is due to the purchase of the bank owned life insurance at the end of the third quarter of 2003. Other income increased $66,889 to $77,754 for the three months ended September 30, 2004 from $10,865 for the three months ended September 30, 2003, primarily as a result of increases in rental income on real estate purchased in 2004, income earned on a new investment in Maryland Title Center during 2004, as well as insurance proceeds received from a claim filed in 2003.

         Non interest expense increased $235,628 or 21.0% for the three months ended September 30, 2004, over the same period in 2003. Salaries and employee benefits increased $241,131, or 36.9%, for the three months ended September 30, 2004 over the same period in 2003. This increase is attributable to an increase in full time equivalent employees needed to staff the new branches, the hiring of additional sales and support personnel during 2004, and the increase in expense associated with the new supplemental executive retirement plan. Occupancy expense increased $16,771, or 22.5%, to $91,481 for the three months ended September 30, 2004 from $74,710 for the three months ended September 30, 2003 due to the expansion that has taken place during 2004. Equipment and data processing expenses increased $15,745, or 11.3% to $155,285 for the three months ended September 30, 2004 from $139,540 for the three months ended September 30, 2003. The SAIF deposit insurance premium remained stable for the three months ended September 30, 2004 over the same period in 2003. Other expenses decreased $38,377, or 15.3%, to $212,674 for the three months ended September 30, 2004 from $251,051 for the three months ended September 30, 2003, primarily as a result of the decrease in ATM expense due to the change in network during the third quarter of 2003.

         Income tax expense for the three-month period ended September 30, 2004 and 2003 was $274,235 and $215,936, respectively, which equates to effective rates of 34.6% and 38.6% respectively. The decrease in the effective tax rate is due to the income from the increase in the cash surrender value of bank owned life insurance, which is not taxable.

Nine Months Ended September 30, 2004: Net income for the nine month period ended September 30, 2004 increased $329,386 or 33.2% to $1,323,118, compared to net income of $993,732 for the same period in 2003. The annualized return on average assets and annualized return on average equity were 1.07% and 10.13%, respectively, for the nine month period ended September 30, 2004. This compares to an annualized return on average assets and annualized return on average equity of 1.00% and 8.51%, respectively, for the same period in 2003. The average interest rate spread increased 0.10%, or 2.3%, to 4.41% for the period average ended September 30, 2004 from 4.31% for the period average ended September 30, 2003. The average net interest margin decreased 0.02% to 4.64% for the period average ended September 30, 2004 from 4.66% for the period average ended September 30, 2003.

         Net interest income, the Company's primary source of income, increased 21.1%, or $920,243 for the nine months ended September 30, 2004, over the same period in 2003. The weighted-average yield on interest earning assets decreased to 6.56% for the nine months ended September 30, 2004 from 6.80% for the nine months ended September 30, 2003. The weighted average rate paid on interest bearing liabilities decreased to 2.14% for the nine months ended September 30, 2004 from 2.50% for the nine months ended September 30, 2003.

         Interest and fees on loans receivable increased by $1,217,400, or 19.9%, to $7,338,175 for the nine months ended September 30, 2004 from $6,120,775 for the nine months ended September 30, 2003. The average balance outstanding increased $32,861,926 to $141,842,504 for the nine months ended September 30, 2004 from $108,980,578 for the nine months ended September 30, 2003. The weighted-average yield decreased to 6.90% for the nine months ended September 30, 2004 from 7.49% for the nine months ended September 30, 2003.

         Interest income on investment securities decreased $108,952 or 59.3% to $74,927 for the nine months ended September 30, 2004 from $183,879 for the nine months ended September 30, 2003. The average outstanding balance decreased $4,980,898 for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. The weighted-average yield decreased to 1.73% for the nine months ended September 30, 2004 from 2.28% for the nine months ended September 30, 2003.

         Interest income on other interest earning assets decreased $6,818, or 31.7%, to $14,694 for the nine months ended September 30, 2004 from $21,512 for the same period in 2003. The weighted-average yield decreased to 0.69% for the nine months ended September 30, 2004 from 0.71% for the nine months ended September 30, 2003. The average outstanding balance decreased $1,166,550 to $2,854,685 for the nine months ended September 30, 2004 from $4,021,235 for the nine months ended September 30, 2003.

         Interest expense on deposits increased $38,208 or 2.3% to $1,724,303 for the nine months ended September 30, 2004 from $1,686,095 for the nine months ended September 30, 2003. The average balance outstanding increased $20,432,227, or 19.3%, to $126,074,018 for the nine months ended September 30, 2004 from $105,641,791 for the nine months ended September 30, 2003. The weighted-average rate paid decreased to 1.98% for the nine months ended September 30, 2004 from 2.29% for the nine months ended September 30, 2003. Interest expense on advances from the Federal Home Loan Bank increased $142,395, or 44.3%, to $463,708 for the nine months ended September 30, 2004 from $321,313 for the nine months ended September 30, 2003. The weighted average cost of funds decreased to 3.14% for the nine months ended September 30, 2004 from 4.70% for the nine months ended September 30, 2003. The average balance outstanding increased $10,590,917 or 116.1% to $19,715,459 for the nine months ended September 30, 2004 from $9,124,542 for the nine months ended September 30, 2003.

         Non interest income increased $247,835 or 48.9% to $754,792 for the nine months ended September 30, 2004 from $506,957 for the same period in 2003. Checking account fees remained stable for the nine months ended September 30, 2004 when compared to the same period in 2003. ATM fees decreased $50,319, or 57.3%, to $37,452 for the nine months ended September 30, 2004 from $87,771 for the same period in 2003. The decrease is a result of an August 2003 change in the ATM network used by the Bank. The new network nets the income earned with the expenses incurred. Commission income increased $42,814, or 160.4%, to $69,515 for the nine months ended September 30, 2004 from $26,701 for the nine months ended September 30, 2003, primarily as a result of the increase in the volume of investment and insurance services provided by the Bank's wholly owned subsidiary, Cecil Financial Services. Gain on sale of real estate loans decreased $23,276, or 15.6%, to $126,291 for the nine months ended September 30, 2004 from $149,567 for the same period in 2003 due to a decrease in the volume of loans originated and sold in the secondary market. Loss on sale of investments decreased $41,775 for the nine months ended September 30, 2004 when compared to the same period in 2003. Gain on sale of other real estate owned increased by $16,774, or 100%, for the nine months ended September 30, 2004, as the result of the sale of one property acquired in 2004. Income from bank owned life insurance increased $189,300, or 100%, for the nine months ended September 30, 2004 when compared to the same period in 2003. This increase is due to the purchase of the bank owned life insurance at the end of the third quarter of 2003. Other income increased $27,002 to $75,306 for the nine months ended September 30, 2004 from $48,304 for the nine months ended September 30, 2003 as a result of insurance proceeds received as settlement of a claim filed in 2003.

         Non interest expense increased $730,287 or 23.7% to $3,814,845 for the nine month period ended September 30, 2004 from $3,084,558 for the nine months ended September 30, 2003. Salaries and employee benefits increased $691,336, or 40.5%, to $2,399,667 for the nine months ended September 30, 2004 from $1,708,331 over the same period in 2003. This increase is attributable to an increase in full time equivalent employees needed to staff the new branches, the hiring of additional sales and support personnel during 2004, and the increase in expense associated with the new supplemental executive retirement plan. Occupancy expense increased $26,549 or 12.1% to $246,493 for the nine months ended September 30, 2004 from $219,944 for the nine months ended September 30, 2003 due to the expansion that has taken place during 2004. Equipment and data processing expenses increased $11,958, or 3.0%, to $409,148 for the nine months ended September 30, 2004 from $397,190 over the same period in 2003. The SAIF deposit insurance premium, as well as other expenses, remained stable for the nine months ended September 30, 2004 when compared to the same period in 2003.

         Income tax expense for the nine month period ended September 30, 2004 and 2003 was $724,961 and $616,556, which equates to effective rates of 35.4% and 38.3% respectively. The decrease in the effective tax rate is due to the income from the increase in the cash surrender value of bank owned life insurance, which is not taxable.

Loans Receivable

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

                                                                September 30,                     December 31,
                                                                      2004                             2003
                                                            ----------------------            --------------------
                                                            Amount            %               Amount          %
                                                            ------          ------            --------      ------
                                                                            (Dollars in thousands)
Type of Loan
Real estate loans:
  Construction loans .....................................  $  14,611       9.18%            $ 10,177       7.97%
  One- to four-family residential and home equity ........     62,873      39.48               59,272      46.43
  Multi-family residential................................      2,485       1.56                1,481       1.16
  Land....................................................      2,230       1.40                4,021       3.15
  Commercial..............................................     25,838      16.23               21,760      17.04

Commercial business loans*................................     42,343      26.59               23,858      18.69

Consumer loans:
  Automobile loans........................................        804       0.50                  893       0.70
  Education loans.........................................         17       0.01                   19       0.01
  Savings account loans...................................        786       0.49                1,059       0.83
  Personal loans..........................................      7,262       4.56                5,132       4.02
                                                            ---------     ------             --------     ------
      Subtotal loans......................................    159,249     100.00%             127,672     100.00%
                                                                          ======                          ======

Less: Loan loss reserve...................................        994                             786
                                                            ---------                        --------

     Total loans..........................................  $ 158,255                        $126,886
                                                            =========                        ========

* Commercial business loans above include loans primarily for business purposes that are secured by real estate.

Nonperforming Assets

Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets:

                                                                         September 30,          December 31,
(Dollars in thousands)                                                        2004                  2003
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                           $ 1,248               $   806
Loans 90 days or more past due                                                  695                   446
Restructured loans                                                                0                     0
                                                                            -------               -------
Total Nonperforming Loans                                                     1,943                 1,252
Other real estate owned, net                                                      0                     0
                                                                            -------               -------
Total Nonperforming Assets                                                  $ 1,943               $ 1,252
                                                                            =======               =======
Nonperforming loans to total loans                                             1.23%                   .98%
Nonperforming assets to total assets                                           1.07                    .84

Analysis of Allowance for Loan Losses

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio, and, to a lesser extent, unused commitments to provide financing. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by bank examiners at their most recent periodic examination of the Bank. Bank regulatory examinations usually occur each year. In these examinations, the examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, as noted above, federal and state financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. During the first nine months of 2004, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at September 30, 2004 was $994,425, (0.62% of total loans), an increase of $208,611, or 26.6%, from the $785,814 allowance (0.62% of total loans) at December 31, 2003. Annualized net recoveries for the first nine months of 2004 were 0.04% of average loans, compared to the net charge-offs of 0.04% of average loans recorded for the year 2003. Total nonperforming loans at September 30, 2004 were $1,943,000, up $691,000, or 55.2%, from year-end 2003. However, a significantly larger amount of nonperforming loans at September 30, 2004 consisted of residential real estate loans, which generally have the lowest loss rates. At September 30, 2004, nonperforming residential real estate loans totaled $1,810,000, while nonperforming consumer and other loans, which generally have higher loss rates than do residential mortgage loans, were $133,000. The increase in the allowance is due in part to the effects on the allowance calculations of an increase in total loans and in the balance and the percentage of total loans comprised of loans other than one-to-four family residential and home equity loans. At September 30, 2004, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 39.48% of the portfolio, compared to 46.43% at December 31, 2003. (Please see the above table of Loans Receivable.)

         The provision for loans losses required for the first nine months of 2004 and 2003 was $165,000.

A summary of activity in the allowance is shown below.

                                                                        Nine Months Ended     Nine Months Ended
                                                                        September 30, 2004    September 30, 2003
                                                                        ------------------    ------------------
                                                                                               (In thousands)
Balance at beginning of period.......................................       $   786               $   613
                                                                            -------               -------

Loans charged-off:
  Residential real estate mortgage loans.............................            --                    --
  Commercial.........................................................            (9)                   --
  Consumer...........................................................           (31)                  (85)
                                                                            --------              --------
Total charge-offs....................................................           (40)                  (85)
                                                                            --------              --------
Recoveries:
  Residential real estate mortgage loans.............................            --                    --
  Commercial.........................................................            --                    --
  Consumer...........................................................            83                    69
                                                                            -------               -------
Total recoveries.....................................................            83                    69
                                                                            -------               -------
Net recoveries (charge-offs).........................................            43                   (16)
                                                                            -------               --------
Provision for loan losses............................................           165                   165
                                                                            -------               -------
Balance at end of period.............................................       $   994               $   762
                                                                            =======               =======
Net (recoveries) charge-offs to average loans
  outstanding during the period (annualized).........................         (0.04%)                0.08%
Allowance for loan losses to loans...................................          0.62%                 0.66%
Allowance for loan losses to nonperforming loans.....................         51.16%                81.76%

Analysis of Deposits

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal at the dates indicated.

                                     Balance at                                          Balance at
                                    September 30,          %                           December 31,          %
                                        2004            Deposits                            2003         Deposits
                                      --------          --------                          -------        --------
                                                                 (Dollars in thousands)
Regular checking.................    $  11,387           8.28%                          $  9,503           8.04%
NOW accounts.....................       13,420           9.76                             12,522          10.60
Passbook.........................       14,575          10.60                             12,843          10.87
Statement savings................        6,886           5.01                              5,491           4.65
Money market.....................        4,344           3.16                              5,569           4.71
Holiday club.....................          294           0.21                                 61           0.05
Certificates of Deposit..........       66,169          48.12                             52,369          44.32
IRA Certificates of Deposit......        9,311           6.77                              9,085           7.69
Money Market Certificates........       11,128           8.09                             10,721           9.07
                                     ---------        -------                           --------         ------
                                      $137,514         100.00%                          $118,164         100.00%
                                     =========        =======                           ========         ======

Capital Adequacy

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company's principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios as of September 30, 2004.

                                                                            Regulatory Minimums
                                                                   -------------------------------------
                                                                        Well                 Adequately
                                                     Actual        Capitalized               Capitalized
                                                     ------        -----------               -----------
         Total risk-based capital ratio:
                  Consolidated                       10.91%             N/A                     8.00%
                  The Bank                           10.67%            10.00%                   8.00%
         Tier 1 risk-based capital ratio:
                  Consolidated                       10.24%             N/A                     4.00%
                  The Bank                           10.01%             6.00%                   4.00%
         Tangible capital ratio:
                  Consolidated                         8.78%            N/A                     4.00%
                  The Bank                             8.71%            5.00%                   4.00%

          As of September 30, 2004, the consolidated Company and the Bank exceeded all applicable capital requirements. The Bank also met the criteria for classification as a "well-capitalized" institution under the prompt correction action rules promulgated under the Federal Deposit Insurance Act. Designation of the Bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Cecil Federal Bank's regulators.

Item 3. Controls and Procedures

         Cecil Bancorp's management, under the supervision and with the participation of its President and Chief Executive Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information:

         Item 1.  Legal Proceedings -
                    Not Applicable

         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -
                    Not Applicable

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

         Item 5.  Other Information -
                    Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                    EXHIBITS

                           Exhibit 31    Rule 13a-14(a)/15d-14(a) Certification
                           Exhibit 32    18 U.S.C. Section 1350 Certification

                    REPORTS ON FORM 8-K

                           The Company did not file any report on Form 8-K for the period ending September 30, 2004.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           CECIL BANCORP, INC.

Date: November 10, 2004                    by: /s/ Mary Beyer Halsey
                                           Mary Beyer Halsey
                                           President and Chief Executive Officer