Form 10KSB
period 2004-12-31
CECIL BANCORP INC
filed 2005-03-31
CIK 926865

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $11,432,756

As of March 25, 2005, the registrant had 1,634,054 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was $16,924,106 based on the closing sale price of $18.75 per share of the Registrant's Common Stock on March 25, 2005. For purposes of this calculation, it is assumed that the 731,435 shares held by directors and officers of the Registrant, are shares held by affiliates.

Documents Incorporated by Reference: Parts II and III.: Portions of the registrants definitive proxy statement for the 2005 Annual Meeting.

Transitional small business disclosure format (check one):  Yes |_|  No |X|

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

Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton, Rising Sun, Cecilton, and North East, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

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

Bank Regulation. The Bank became a Maryland chartered bank on October 1, 2002. The Bank is a member of the Federal Reserve System and is subject to supervision by the Federal Reserve and the State of Maryland. Deposits of the Bank are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the least costly assessment category for the first assessment period of 2005. Deposit insurance rates may be increased during 2005 or later years.

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

The regulations of the Federal Reserve require bank holding companies with assets of $150 million or more and member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The Company became subject to the holding company risk-based capital rules when its consolidated assets exceeded $150,000,000, which occurred during 2004. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2004, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2004, the Bank was adequately capitalized as defined in the Federal Reserve's regulations.

For additional information regarding the Company's and the Bank's compliance with their respective regulatory capital requirements, see Note 12, "Regulatory Matters," to the consolidated financial statements.

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

Cecil Federal's home office, two branches, and financial and loan centers are in Elkton, Maryland, and additional Cecil County branches are located in Rising Sun, Cecilton, and North East, Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states - Maryland, Delaware, Pennsylvania, and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Major employers in Cecil County include W.L. Gore & Associates, Perry Point VA Hospital, Union Hospital of Cecil County, Terumo Medical, ATK Elkton, Bassell, Wal-Mart, Moon Nurseries of Maryland, Performance Food Group, and Acme Markets, as well as State, County and Local Governments.

Cecil Federal also operates two banking offices in Havre de Grace, Maryland, in Harford County. Harford County is twenty-three miles from Baltimore and twenty miles from Wilmington Delaware. The county is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County's major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private employers in Harford County are Upper Chesapeake Health Systems, Inc., Rite Aid MidAtlantic, Sverdrup Technology, Inc., Bechtel National, Inc., Saks Fifth Avenue, SAIC, Frito-Lay, Inc., EAI Corporation, Custom Direct, Inc., and Cy-tec Industries. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.

Loans and Mortgage Backed Securities

One to Four Family Residential Real Estate Lending. The primary emphasis of Cecil Federal's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $150,000, on single-family properties located in Cecil Federal's primary market area of Cecil County, Maryland. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans). Cecil Federal's mortgage loan originations are generally for terms of 15, 20 and 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by Cecil Federal customarily contain "due-on-sale" clauses that permit Cecil Federal to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Cecil Federal uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. Cecil Federal's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under Rural Development programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in Cecil Federal's loan portfolio have loan-to-value ratios of 80% or less.

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

During the year ended December 31, 2004, Cecil Federal originated $20.5 million in adjustable-rate mortgage loans and $8.5 million in fixed-rate mortgage loans. Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. Cecil Federal offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

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

Land Loans. Cecil Federal also, from time to time, originates loans secured by raw land. Land loans originated to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans originated to developers have terms of up to three years. All land loans have a loan-to-value ratio not exceeding 75%. Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land. Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. Cecil Federal also limits construction lending and loans on raw land to its market area, with which management is familiar.

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

Loan Solicitation and Processing. Cecil Federal's lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that Cecil Federal may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2004, Cecil Federal's loans-to-one borrower cannot exceed $2,558,550.

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

Interest Rates and Loan Fees. Interest rates charged by Cecil Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and general supply of money in the economy. In addition to interest earned on loans, Cecil Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by Cecil Federal. Cecil Federal also receives servicing fees on the loan amount of the loans that it services. At December 31, 2004, Cecil Federal was servicing $18.8 million in loans for other financial institutions. For the years ended December 31, 2004 and 2003, Cecil Federal recognized gross servicing income of $60,000 and $42,000, respectively, and total loan fee income of $236,000 and $118,000, respectively.

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

Cecil Federal has historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. At December 31, 2004, Cecil Federal had no mortgage derivative products that met the definition of high risk mortgage securities.

Deposits and Borrowings

Deposits. Deposits are attracted principally from Cecil Federal's market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. Cecil Federal also offers individual retirement accounts ("IRAs"). Cecil Federal's policies are designed primarily to attract deposits from local residents. Cecil Federal does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates, maturity terms, service fees and withdrawal penalties are established by Cecil Federal on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings. Deposits historically have been the primary source of funds for Cecil Federal's lending and investment activities and for its general business activities. Cecil Federal is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are secured by Cecil Federal's stock in the FHLB and a portion of Cecil Federal's loan portfolio. Cecil Federal utilized advances from FHLB during the year. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member, Cecil Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

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

The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, savings associations, mortgage bankers, mortgage brokers, and insurance companies. The Bank's principal competitors for deposits are other financial institutions, including other banks, savings associations, and credit unions located in the Bank's primary market area of Cecil and Harford Counties in Maryland or doing business in the market area through the internet, by mail, or by telephone. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

The banking business in Maryland generally, and the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits. The Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and indirectly compete with the Bank in the acquisition of deposits.

In addition to competing with other commercial banks, savings associations, and credit unions, commercial banks such as Cecil Federal compete with nonbank institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with mutual funds. These mutual funds have provided substantial competition to banks for deposits, and it is anticipated they will continue to do so in the future.

Employees

As of January 31, 2005, the Company and the Bank employed 64 persons. None of the Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.



ITEM 2. DESCRIPTION OF PROPERTY

         Following are the locations of Cecil Federal at December 31, 2004. The Company has no other locations.

Popular Name                 Location
--------------------------   --------------------------------------------------
Main Office                  127 North Street, Elkton, MD 21921
*Cecil Financial Center      135 North Street, Elkton, MD  21921
*North East                  108 North East Plaza, North East, MD 21901
*Rising Sun                  56 Rising Sun Towne Centre, Rising Sun, MD  21911
*Crossroads                  114 E. Pulaski Hwy, Elkton, MD  21921
Loan Center                  200 North Street, Elkton, MD  21921
Turkey Point                 1223 Turkey Point Road, North East, MD 21901
Cecilton                     122 West Main Street, Cecilton, MD 21913
Downtown Havre de Grace      303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace      1609 Pulaski Highway, Havre de Grace, MD 21078
*Leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB. Shareholders received quarterly cash dividends totaling $0.20 per share in both 2004 and 2003. The ratio of dividends per share to diluted net income per share was 21.1% in 2004, compared to 25.0% for 2003. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Shares issued under the dividend reinvestment plan totaled 4,976 in 2004 and 5,858 in 2003. All EPS amounts have been adjusted to give retroactive affect for the two-for-one stock split approved by the Board of Directors on February 2004.

The number of common shareholders of record was approximately 613 as of March 25, 2005, excluding shareholders who hold in nominee or "street name."

Quarterly Stock Information

                           2004                                  2003
-------------------------------------------------------------------------------
             Stock Price Range                   Stock Price Range
             -----------------      Per Share   -------------------   Per Share
Quarter         Low      High        Dividend    Low         High      Dividend
-------------------------------------------------------------------------------
1st          $11.64     $13.25       $.05     $ 9.26       $11.50         $.05
2nd           13.00      16.05        .05      10.00        11.50          .05
3rd           16.05      18.85        .05      10.25        11.00          .05
4th           17.75      20.00        .05      10.68        12.38          .05
                                      ---                                  ---
   Total                             $.20                                 $.20
                                     ====                                 ====

(1) Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The following table presents disclosure regarding equity compensation plans in existence at December 31, 2004, consisting only of the stock option plan (expired but having outstanding options that may still be exercised) which was approved by shareholders (described further under the caption "Stock Based Compensation Plan" in Note 13 to the consolidated financial statements).

                      Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
        Plan category           Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                            (a)                          (b)                 excluding securities
                                                                                             reflected in column (a)
                                                                                                      (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Equity compensation plans
 approved by security holders              9,878                       $10.96                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
 approved by security holders                0                            0                            0
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                          9,878                       $10.96                          0
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's consolidated financial statements and the accompanying notes.

Five Year Summary of Selected Financial Data


(Dollars in thousands, except per share data)           2004        2003         2002         2001            2000
-------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest Income                                      $10,427       $8,369       $8,385       $9,336          $9,363
Interest Expense                                       3,116        2,649        3,191        4,729           4,875
    Net Interest Income                                7,311        5,720        5,194        4,607           4,488
Provision for Loan Losses                                370          220          569          190             305
Net Interest Income after Provision
    for Loan Losses                                    6,941        5,500        4,626        4,417           4,183
Noninterest Income                                     1,005          805          691          588             573
Noninterest Expenses                                   5,466        4,321        3,709        3,733           3,570
Income before Income Taxes                             2,480        1,984        1,608        1,232           1,186
Income Tax Expense                                       948          749          613          471             467
Net Income                                             1,532        1,235          995          761             719

PER SHARE DATA: (3)
Basic Net Income Per Share                              $.95         $.81         $.79         $.62            $.60
Diluted Net Income Per Share                             .95          .80          .78          .61             .59
Dividends Declared                                       .20          .20          .20          .20             .20
Book Value (at year end)                               11.21        10.41        10.30         9.64            9.19
Tangible Book Value (at year end) (1)                   9.79         8.98         8.54         7.86            7.21

FINANCIAL CONDITION (at year end):
Assets                                              $200,380     $149,600     $123,120     $127,498        $121,961
Deposits                                             140,841      118,164       99,831      104,035          95,913
Loans, net                                           173,790      126,887      101,571      101,393         102,582
Investment Securities                                  5,748        5,770       10,488       13,817           7,948
Stockholders' Equity                                  18,317       16,714       13,186       12,197          11,416

PERFORMANCE RATIOS (for the year):
Return on Average Assets                                 .89%         .91%         .81%         .61%            .59%
Return on Average Equity                                8.70         7.79         7.86         6.41            6.48
Net Interest Margin                                     4.61         4.51         4.43         4.01            3.89
Efficiency Ratio (2)                                   65.73        66.22        63.02        72.63           70.54
Dividends Declared Per Share
  to Diluted Net Income Per Share                      21.05        25.00        25.48        32.79           33.90

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets                       10.23%       11.72%       10.25%        9.48%           9.09%
Allowance for Loan Losses to Loans                       .68          .61          .60          .32             .41
Nonperforming Assets to Total Assets                    1.06          .84          .50          .54             .73
Net Recoveries (Charge-offs) to Average Loans            .02         (.04)        (.28)        (.28)           (.31)


(1) Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
(2) The Efficiency Ratio equals noninterest expenses as a percentage of net interest income plus noninterest income. In this ratio, noninterest expenses for years prior to 2002 include amortization of the intangible asset related to the September 27, 1999, acquisition of two branch offices from an unaffiliated financial institution.
(3) All EPS amounts have been adjusted to give retroactive effect for the two-for-one stock split approved by the Board of Directors on February 24, 2004.

Summary

Cecil Bancorp, Inc. (the "Company") is the bank holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank"). The Bank is a community-oriented commercial bank chartered under the laws of the State of Maryland and is a member of the Federal Reserve System.

Cecil Federal is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. Cecil Federal conducts its business through its main office in Elkton, Maryland, branches in Elkton, Rising Sun, Cecilton, and North East, Maryland, and through the Columbian Bank Division's main office and a branch office in Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank acts as leasing agent for the leased branches. The Bank offers a full range of brokerage and investment services through a relationship with UVEST Investment Services. Cecil Federal's business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.

Consolidated Average Balances, Yields and Rates (1)



(Dollars in thousands)                2004                                2003                               2002
-----------------------------------------------------------------------------------------------------------------------------------
                          Average                   Yield/     Average                 Yield/      Average                  Yield/
                          Balance     Interest       Rate      Balance   Interest       Rate       Balance     Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Loans                  $  148,588     $ 10,246       6.90%  $ 112,486     $8,096        7.20%   $  100,324     $ 7,847       7.82%
Investment securities       5,768          107       1.85       9,772        212        2.17        12,927         447       3.46
Other earning assets        4,269           75       1.77       4,684         61        1.30         4,017          91       2.27
                       -----------------------              --------------------                ----------------------
Total earning assets   $  158,265     $ 10,428       6.57   $ 126,942     $8,369        6.59    $  117,268     $ 8,385       7.15
Other assets               13,653                               8,318                                6,213
                       ----------                           ---------                           ----------
     Total assets      $  172,278                           $ 135,260                           $  123,481
                       ==========                           =========                           ==========
Liabilities and
  Stockholders'
  Equity:
Deposits                  129,623        2,405       1.86     108,155      2,212        2.05       100,355       2,755       2.75
FHLB advances              23,019          710       3.09       9,624        434        4.50         9,220         432       4.68
Long-term borrowings          221            1        .50         691          3         .43           678           4        .59
                       -----------------------              --------------------                ----------------------
Total
  interest-bearing
  liabilities             152,863        3,116       2.04     118,470      2,649        2.23       110,253       3,191       2.90
                                      --------              --------------------                ----------------------
  Net interest
     income and
     spread                           $  7,312       4.53%                $5,720        4.36%                  $ 5,194       4.25%
                                      ========                            ======                               =======
Noninterest-bearing
  liabilities               1,795                                 942                                  571
                       ----------                           ---------                           ----------
Total                     154,658                             119,412                              110,824
  liabilities
  Stockholders'
  equity                   17,620                              15,848                               12,657
                       ----------                           ---------                           ----------
Total liabilities
  and stockholders'
  equity               $  172,278                           $ 135,260                           $  123,481
                       ==========                           =========                           ==========
Net Interest Margin                                  4.61%                              4.51%                                4.43%
Average interest
  earning assets
  to interest
  bearing
  liabilities                                      103.53                             107.15                               106.36


(1) Average balances are based upon month-end balances, which are not believed to be materially different from daily averages.
(2) Non-accrual loans are included in the average balances.

Comparison of Results of Operations
2004 versus 2003

Net income increased $297,400, or 24.1% to $1,532,210 for the year ended December 31, 2004, from $1,234,810 for the same period in 2003. The increase in net income is the result of a $1,591,887, or 27.8%, increase in net interest income due mainly to increasing loan volumes and declining rates on interest bearing liabilities; a $200,199, or 24.9%, increase in noninterest income, due mainly to a $185,152 increase in income from bank owned life insurance; offset by a $150,000 increase in the provision for loan losses and a $1,145,095 increase in noninterest expense, due mainly to the increase in compensation and benefits of new sales staff, equipment and data processing, occupancy expenses, and professional fees, partially offset by a decrease in ATM expenses. Basic and diluted net income per share for 2004 were both $0.95, up $0.14 and $0.15, or approximately 17.3% and 18.8%, over corresponding 2003 earnings per share amounts of $0.81 and $0.80. The annualized return on average assets and annualized return on average equity were 0.89% and 8.70% respectively, for the year ended December 31, 2004. This compares to an annualized return on average assets and the annualized return on average equity of 0.91% and 7.79%, respectively for the same period in 2003.

Net interest income, the Company's primary source of income, increased $1,591,887, or 27.8% to $7,311,485 for the year ended December 31, 2004, from
$5,719,598 for the year ended December 31, 2003. The weighted average yield on all interest-earning assets decreased to 6.57% for the year ended December 31, 2004 from 6.59% for the year ended December 31, 2003. The weighted average rate paid on interest bearing liabilities decreased to 2.04% for the year ended December 31, 2004 from 2.23% for the year ended December 31, 2003. The weighted average yield and weighted average rate have continued to decrease in 2004, as the general market rates have remained low. The weighted average yield earned on interest earning assets has decreased less rapidly, as the assets have been repricing more quickly than the liabilities as market rates increased during the second half of 2004. As a result, the net interest spread increased to 4.53% for 2004 from 4.36% for 2003 and the net interest margin increased by 10 basis points to 4.61% for 2004 from 4.51% for 2003.

Interest and fees on loans receivable increased by $2,149,398, or 26.5% to $10,245,533 for the year ended December 31, 2004 from $8,096,135 for the year ended December 31, 2003. The increase is attributable to an increase in average balance outstanding offset, in part, by a decrease in the average yield. The average outstanding balance increased $36,101,354, or 32.1%, to $148,587,725 for the year ended December 31, 2004 from $112,486,371 for the year ended December 31, 2003. The weighted average yield decreased to 6.90% for the year ended December 31, 2004 from 7.20% for the year ended December 31, 2003.

Interest on investment securities decreased $105,201, or 49.7% to $106,525 for the year ended December 31, 2004 from $211,726 for the year ended December 31, 2003. The decrease is a result of a decrease in the weighted average yield and a decrease in the average balance. The weighted average yield decreased to 1.85% for the year ended December 31, 2004 from 2.17% for the year ended December 31, 2003. The average outstanding balance decreased $4,003,278, or 41.0%, to $5,768,294 for the year ended December 31, 2004 from $9,771,572 for the year ended December 31, 2003.

Other earning assets primarily are Federal Home Loan Bank stock, Federal Reserve Bank stock, and short-term liquidity accounts with variable rates. Dividends on Federal Home Loan and Federal Reserve Bank stock increased $19,362, or 55.8% to $54,083 for the year ended December 31, 2004 from $34,721 for the year ended December 31, 2003 as a result of an increase in the average balance outstanding offset in part by a decrease in the weighted average yield. Interest on the remaining other earning assets decreased $4,618, or 17.8% to $21,366 for the year ended December 31, 2004 from $25,984 for the year ended December 31, 2003 as a result of a decrease in the average balance outstanding offset by an increase in the weighted average yield. The average outstanding balance decreased $937,192, or 24.4%, to $2,905,593 for the year ended December 31, 2004 from $3,842,785 for the year ended December 31, 2003. The weighted average yield increased to 0.74% for the year ended December 31, 2004 from 0.68% for the year ended December 31, 2003.

Interest expense on deposits increased $191,069, or 8.6% to $2,405,695 for the year ended December 31, 2004 from $2,214,626 for the year ended December 31, 2003. The increase was the result of an increase in the average balance offset in part by a decrease in the average cost of funds. The average outstanding balance increased $21,468,241, or 19.8%, to $129,622,827 for the year ended December 31, 2004 from $108,154,586 for the year ended December 31, 2003. The weighted average rate decreased to 1.86% for the year ended December 31, 2004 from 2.05% for the year ended December 31, 2003. During 2004, the Company discontinued its escrow collection services for advance payments of taxes and insurance by loan customers. Interest expense on borrowings increased $275,985, or 63.5% to $710,327 for the year ended December 31, 2004 from $434,342 for the year ended December 31, 2003. The increase was a result of an increase in the average balance outstanding offset by a decrease in the average cost of funds. The average outstanding balance increased $13,394,953, or 139.2%, to $23,018,926 for the year ended December 31, 2004 from $9,623,973 for the year ended December 31, 2003. The weighted average rate decreased to 3.09% for the year ended December 31, 2004 from 4.50% for the year ended December 31, 2003.

Effect of Volume and Rate Changes on Net Interest Income


                                                           2004 vs. 2003                   2003 vs. 2002
----------------------------------------------------------------------------------------------------------------
                                                 Increase       Due to Change     Increase       Due to Change
                                                    Or          in Average:*          or         in Average:*
(Dollars in thousands)                          (Decrease)    Volume       Rate   (Decrease)   Volume       Rate
----------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
    Loans                                         $ 2,150      2,502       (352)   $   249    $   905    $  (656)
    Investment securities                            (105)       (78)       (27)      (235)       (93)      (142)
    Other interest-earning assets                      14         (6)        20        (30)        13        (43)
                                                  -------                          -------
   Total Interest Income                            2,059      2,083        (24)       (16)       664       (680)
                                                  -------                          -------
Interest expense:
    Interest-bearing deposits                         193        411       (218)      (543)       201       (744)
    FHLB advances                                     276        448       (172)         2         19        (17)
    Advances from borrowers for taxes
       and insurance                                   (2)        (2)         0         (1)         0         (1)
                                                  -------                          -------
        Total Interest Expense                        467        717       (250)      (542)       224       (766)
                                                  -------                          -------
            Net Interest Income                   $ 1,592      1,366        226    $   526        440         86
                                                  =======                          =======

----------------
* Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management's reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $150,000, or 68.2% to $370,000 for the year ended December 31, 2004 from $220,000 for the year ended December 31, 2003 as a result of this analysis. (See "Allowance for Loan Losses.")

Non-interest income increased $200,199, or 24.9% to $1,005,249 for the year ended December 31, 2004 from $805,050 for the year ended December 31, 2003. Checking account fees increased $21,958 or 7.0% to $335,223 for the year ended December 31, 2004 from $313,265 for the year ended December 31, 2003 due to an increase in the volume of deposit accounts. ATM fees decreased $55,834 or 45.3% to $67,353 for the year ended December 31, 2004 from $123,187 for the year ended December 31, 2003. The decrease is a result of a change in the ATM network used by the Bank during the third quarter of 2003. The new network nets the income earned with the expenses incurred. Commission income on alternative investment products decreased $5,169, or 6.2% to $78,857 for the year ended December 31, 2004 from $84,026 for the year ended December 31, 2003. Gains on the sale of real estate owned were $16,774.There were no sales of other real estate owned for the year ended December 31, 2003. Loss on the sale of investments decreased 100%, as there were no sales of investments for the year ended December 31, 2004. Gain on the sale of loans decreased $11,781 or 6.1% to $182,375 for the year ended December 31, 2004 from $194,156 for the year ended December 31, 2003. This decrease is the result of a decrease in the volume of loans originated and sold in the secondary market. Income from bank owned life insurance increased $185,152, or 363.4%, to $236,103 for the year ended December 31, 2004 from $50,951 for the year ended December 31, 2003. The insurance was purchased in the third quarter of 2003, and thus only earned income for one quarter in 2003, compared to a full year of income earned during 2004. Other income increased $33,746 or 61.6% to $88,564 for the year ended December 31, 2004 from $54,818 for the year ended December 31, 2003 as a result of insurance proceeds received as settlement of a claim filed in 2003.

Non-interest expense increased $1,145,095, or 26.5% to $5,466,195 for the year ended December 31, 2004 from $4,321,100 for the year ended December 31, 2003. The Company experienced an increase in salaries and employee benefits of $988,416, or 41.3% to $3,383,672 for the year ended December 31, 2004 from $2,395,256 for the year ended December 31, 2003. The increase can be attributed to an increased number of employees due to increased sales and back office staff and personnel needed at the new Turkey Point and Cecilton offices, as well as annual merit increases, and the funding of the Company's supplemental executive retirement plan created during the third quarter of 2003. Occupancy expense increased $36,695, or 12.2% to $336,283 for the year ended December 31, 2004 from $299,588 for the year ended December 31, 2003 due to the branch expansion that has taken place during 2004. Equipment and data processing increased $50,280, or 8.8%, to $622,673 for the year ended December 31, 2004 from $572,393 for the year ended December 31, 2003 due to increased expense relating to equipment purchases to fill the new branches and the related depreciation of this equipment. Professional fees increased $108,712, or 206.3%, to $161,418 for the year ended December 31, 2004 from $52,706 for the year ended December 31, 2003. This increase is due to an increase in legal fees, primarily from the final allocation of the ESOP shares and other employee benefit plan matters. Accounting and audit fees also increased during 2004, as the Company received a third party information technology audit during the year. ATM expenses decreased 88.7% to $14,215 for the year ended December 31, 2004 from $126,310 for the same period in 2003. The decrease is a result of a change in the ATM network used by the Bank during the third quarter of 2003. The new network nets the income earned with the expenses incurred. Other expenses increased $71,931, or 12.2% to $661,945 for the year ended December 31, 2004 from $590,014 for the year ended December 31, 2003, primarily due to increases in advertising, telephone, and insurance expenses.

Income tax expense for the year ended December 31, 2004 and December 31, 2003 was $948,329 and $748,738, respectively, which equates to effective rates of 38.2% and 37.7%, respectively.

Comparison of Results of Operations
2003 versus 2002

Net income increased $240,288, or 24.2% to $1,234,810 for the year ended December 31, 2003, from $994,522 for the same period in 2002. The increase in net income is the result of a $525,266, or 10.1%, increase in net interest income due mainly to increasing loan volumes and declining rates on interest bearing liabilities; a $348,667 decrease in the provision for loan losses; a $114,077, or 16.5%, increase in noninterest income, due mainly to a $122,477 increase in the gain on sale of loans and a $39,735 increase in commission income; offset by a $612,277 increase in noninterest expense, due mainly to the increase in compensation and benefits of new sales staff, equipment and data processing, and occupancy expenses. Basic and diluted net income per share for 2003 were, $.81 and $.80, respectively, each up $0.02, or approximately 2.5%, over corresponding 2002 earnings per share amounts, as the increase in net income more than offset the effects of the greater number of shares issued in the Company's 2003 private placement. The annualized return on average assets and annualized return on average equity were 0.91% and 7.79% respectively, for the year ended December 31, 2003. This compares to an annualized return on average assets and the annualized return on average equity of 0.81% and 7.86%, respectively for the same period in 2002.

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

Interest paid on deposits decreased $543,987, or 19.7% to $2,214,626 for the year ended December 31, 2003 from $2,758,613 for the year ended December 31, 2002. The decrease was the result of a decrease in the average cost of funds, offset in part by an increase in average balance. The weighted average rate decreased to 2.05% for the year ended December 31, 2003 from 2.75% for the year ended December 31, 2002. The average outstanding balance increased $7,799,441, or 7.8%, to $108,154,586 for the year ended December 31, 2003 from $100,355,145 for the year ended December 31, 2002. Interest expense paid on borrowings increased $2,452, or 0.6% to $434,342 for the year ended December 31, 2003 from $431,890 for the year ended December 31, 2002. The increase was a result of increases in the average balance outstanding offset by a decrease in the average cost of funds. The average outstanding balance increased $403,425, or 4.4%, to $9,623,973 for the year ended December 31, 2003 from $9,220,548 for the year ended December 31, 2002. The weighted average rate decreased to 4.51% for the year ended December 31, 2003 from 4.68% for the year ended December 31, 2002.

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

Non-interest income increased $114,078, or 16.5% to $805,050 for the year ended December 31, 2003 from $690,972 for the year ended December 31, 2002. Checking account fees increased $25,825 or 9.0% to $313,265 for the year ended December 31, 2003 from $287,440 for the year ended December 31, 2002. ATM fees increased $15,941 or 14.9% to $123,187 for the year ended December 31, 2003 from $107,245 for the year ended December 31, 2002. Gain on the sale of loans increased $122,477 or 170.9%. There were no gains on the sale of real estate as of December 31, 2002. Commission income on alternative investment products increased $39,735, or 89.7% to $84,026 for the year ended December 31, 2003 from $44,291 for the year ended December 31, 2002. Other income increased $25,773 or 32.2% to $105,769 for the year ended December 31, 2004 from $79,996 for the year ended December 31, 2002.

Non-interest expense increased $612,277, or 16.5% to $4,321,100 for the year ended December 31, 2003 from $3,708,823 for the year ended December 31, 2002. The Company experienced an increase in salaries and employee benefits of $497,365, or 26.2% to $2,395,256 for the year ended December 31, 2003 from $1,897,891 for the year ended December 31, 2002. The increase can be attributable to increased number of employees due to increased sales staff, back office staff, and personnel needed at the new Rising Sun office along with increases in other personnel and annual merit increases. Occupancy expense increased $74,697, or 33.2% to $299,588 for the year ended December 31, 2003 from $224,891 for the year ended December 31, 2002. The increase is attributable to the addition of the lease for the new Rising Sun office. The Company's SAIF premium decreased $40,942, or 71.7% to $16,126 for the year ended December 31, 2004 as compared to $57,068 for the year ended December 31, 2002. Other expenses decreased $55,799, or 5.8% to $903,490 for the year ended December 31, 2003 from $959,289 for the year ended December 31, 2002.

Income tax expense for the year ended December 31, 2003 and December 31, 2002 was $748,738 and $613,293, respectively, which equates to effective rates of 37.7% and 38.1%, respectively.

Comparison of Financial Condition.
2004 versus 2003

The Company's assets increased by $50,780,248, or 33.9% to $200,380,043 at December 31, 2004 from $149,599,795 at December 31, 2003. The loans receivable portfolio, net of the allowance for loan losses, increased by $46,903,572, or 37.0% to $173,790,127 at December 31, 2004 from $126,886,555 at December 31,
2003. Cash and interest-bearing deposits with banks decreased $1,459,292 or 25.6% to $4,233,996 at December 31, 2004 from $5,693,288 at December 31, 2003 in order to fund growth in the loan portfolio and the expenditure of funds for future expansion, offset partially by increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The Company's investments held to maturity and investments available for sale remained stable at December 31, 2004 in comparison with the prior year. Premises and equipment, net of accumulated depreciation, increased by $2,691,486, or 78.1% to $6,138,579 at December 31, 2004 from $3,447,093 at December 31, 2003. The increase was the result of the Bank adding new branch locations on Turkey Point Road, North East, MD and Main Street, Cecilton, MD, as well as the allocation of funds for future expansion. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock increased $1,406,400 or 161.3% to $2,278,300 at December 31, 2004 from $871,900 at December 31, 2003. Cecil Federal was required to increase its investment in the Federal Home Loan Bank as part of an ongoing review of the Bank's stock level by the FHLB. Accrued interest receivable increased by $117,003, or 18.3%, to $755,145 at December 31, 2004 from $638,142 at December
31, 2003 due to growth in the loan portfolio. Other intangible assets, consisting entirely of mortgage servicing rights, increased by $41,105, or 40.5%, to $142,710 at December 31, 2004 from $101,605 at December 31, 2003, primarily due to the continued sale of loans with servicing retained during 2004. Bank owned life insurance increased $886,102, or 27.3% to $4,137,053 at December 31, 2004 from $3,250,951 at December 31, 2003 due to an additional investment of $650,000 and a full year of income earned on the investment. Other assets increased $215,849 or 28.5% to $974,207 at December 31, 2004 from $758,358 at December 31, 2003.

The Company's liabilities increased $49,178,079, or 37.0% to $182,063,517 at December 31, 2004 from $132,885,438 at December 31, 2003. Deposits increased $22,677,132, or 19.2% to $140,840,908 at December 31, 2004 from $118,163,776 at
December 31, 2003. Advance payments by borrowers for property taxes and insurance decreased by $450,615, or 100%, at December 31, 2004 from the same period in 2003 due to the discontinuation of escrow collection services for loan customers. Employee stock ownership plan debt decreased by $38,508, or 100%, due to the final payment on the loan to the ESOP in December 2004. Other liabilities increased $882,927, or 183.0%, to $1,365,466 at December 31, 2004 from $482,539 at December 31, 2003, primarily due to an increase in income taxes payable and an increase in the liability to fund the supplement executive retirement plan instituted in the fourth quarter of 2003. Advances from the Federal Home Loan Bank of Atlanta increased $26,107,143 or 189.9% to $39,857,143 at December 31, 2004 from $13,750,000 and at December 31, 2003, primarily to fund growth in the loan portfolio.

The Company's stockholders' equity increased by $1,602,169, or 9.6% to $18,316,526 at December 31, 2004 from $16,714,357 at December 31, 2003. The increase was primarily due to an increase in retained earnings and an increase in additional paid in capital. Retained earnings increased by $1,207,963, or 13.9%, as a result of 2004 earnings of $1,532,210, net of dividends of $0.20 per share, or $324,247. Additional paid in capital increased by $362,498, or 4.5%, primarily due to ESOP shares released during 2004, stock options exercised during the year, ESOP activity, and issuance of shares under the dividend investment plan.

Comparison of Financial Condition.
2003 versus 2002

The Company's assets increased by $26,480,181, or 21.5% to $149,599,795 at December 31, 2003 from $123,119,614 at December 31, 2002. The loans receivable portfolio, net of the allowance for loan losses, increased by $25,315,680, or 24.9% to $126,886,555 at December 31, 2003 from $101,570,875 at December 31,
2002. Cash and interest-bearing deposits with banks increased $1,168,329 or 25.8% to $5,693,288 at December 31, 2003 from $4,524,959 at December 31, 2002.
The Company's investments held to maturity remained stable at December 31, 2003 in comparison with the prior year. Investments available for sale decreased $4,719,999 or 67.5% to $2,274,387 at December 31, 2003 from $6,994,386 at
December 31, 2002. Premises and equipment net of accumulated depreciation increased by $1,244,587, or 56.5% to $3,447,093 at December 31, 2003 from
$2,202,506 at December 31, 2002. The increase was the result of Bank's system conversion to FiServ Vision which generated the need for all new computer equipment. In addition, the Bank added a new branch location in Rising Sun and purchased property on Turkey Point Road, North East, MD. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock decreased $200,950 or 18.7% to $871,900 at December 31, 2003 from $1,072,850 at
December 31, 2002. Cecil Federal was required to reduce its investment in the Federal Home Loan Bank upon acceptance as a Federal Reserve System member. Other assets increased $3,517,979 or 716.0% to $4,009,309 at December 31, 2003 from $491,330 at December 31, 2002. The increase is attributable to the bank purchasing $3,250,000 of bank-owned life insurance in order to fund employee benefit programs which are included in other assets.

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

The Company's stockholders' equity increased by $3,528,050, or 26.8% to $16,714,357 at December 31, 2003 from $13,186,307 at December 31, 2002. The increase was primarily due to a private placement of common stock and to an increase in retained earnings of $917,525, or 11.8%, as a result of 2003 earnings, net of dividends. The Company completed a private placement of 158,735 shares of newly issued common stock for net proceeds of $2,488,035. For the year ended December 31, 2003, the Company paid an annualized dividend of $.20 per share.

Loans

Cecil Federal's total loans grew $47.3 million, or 37.1% during 2004. Cecil Federal's construction loans increased $4.4 million, or 43.0% over the same period in 2003, and accounted for 8% of the Banks total portfolio. Cecil Federal's one to four family residential and home equity loans increased $9.7 million, or 16.4% over the same period in 2003, and accounted for 39% of the Banks total portfolio. Cecil Federal's commercial real estate loans increased by $4.4 million, or 20.3%, and accounted for approximately 15% of the total portfolio and commercial business loans increased by almost $26 million, or 107.4%, and accounted for approximately 28% of the portfolio, up from approximately 19% at year-end 2003. Multi-Family Residential and Personal Loans also increased during 2004, while other categories decreased. The following table shows the composition of the loan portfolio at December 31.


                                                                     2004                             2003
-------------------------------------------------------------------------------------------------------------------
                                                                       Percentage                       Percentage
(Dollars in thousands)                                      Amount       of Total           Amount       of Total
-------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Construction loans                                          $14,556       8.32             $ 10,177       7.97%
  One- to four-family residential and home equity              69,012      39.44               59,272      46.43
  Multi-family residential                                      4,422       2.53                1,481       1.16
  Land                                                          2,182       1.25                4,021       3.15
  Commercial                                                   26,174      14.96               21,760      17.04
                                                              -------      -----             --------     ------
  Total real estate loans                                     116,346      66.50               96,711      75.75
                                                              -------      -----             --------     ------
Commercial business loans                                      49,474      28.27               23,858      18.69
                                                              -------      -----             --------     ------
Consumer loans:
  Automobile loans                                                745       0.42                  893        .70
  Education loans                                                  18       0.01                   19        .01
  Savings account loans                                           730       0.42                1,059        .83
  Personal loans                                                7,666       4.38                5,132       4.02
                                                              -------    -------             --------     ------
  Total consumer loans                                          9,159       5.23                7,103       5.56
                                                              -------    -------             --------     ------
  Gross loans                                                 174,979     100.00              127,672     100.00
                                                                          ======                          ======
Less: Allowance for Loan Losses                                (1,189)                           (786)
                                                            ---------                        --------
    Total loans                                              $173,790                        $126,886
                                                            =========                        ========


The following table presents the composition of the loan and lease portfolio at December 31 for the past five years.


(In thousands)                                             2004         2003          2002          2001          2000
------------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Construction                                        $  14,556     $  10,177     $   5,871     $   6,496     $   4,716
   1-4 family residential and home equity                 69,012        59,272        61,026        69,347        73,579
   Multi-family residential                                4,422         1,481         2,559         1,854           962
   Land                                                    2,182         4,021         1,781         2,626         3,906
   Commercial                                             26,174        21,760        14,803         8,593         6,268
                                                       ---------     ---------     ---------     ---------     ---------
     Total real estate loans                             116,346        96,711        86,040        88,916        89,431
                                                       ---------     ---------     ---------     ---------     ---------
Commercial business loans                                 49,474        23,858         9,783         5,831         5,335
                                                       ---------     ---------     ---------     ---------     ---------
Consumer loans
   Automobile loans                                          745           893         1,528         2,204         3,236
   Education loans                                            18            19            18            30            41
   Savings account loans                                     730         1,059           928           759           883
   Personal loans                                          7,666         5,132         3,887         3,979         4,074
                                                       ---------     ---------     ---------     ---------     ---------
     Total consumer loans                                  9,159         7,103         6,361         6,972         8,234
                                                       ---------     ---------     ---------     ---------     ---------
     Gross loans                                         174,979       127,672       102,184       101,719       103,000
Less allowance for loan losses                            (1,189)         (786)         (613)         (326)      213,841
                                                       ---------     ---------     ---------     ---------     ---------
   Total loans                                         $ 173,790     $ 126,886     $ 101,571     $ 101,393     $ 967,817
                                                       =========     =========     =========     =========     =========

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2004. Balances are not reduced for loans in process or discounts.


                                                                        At December 31, 2004
                                                           Remaining Maturities of Selected Credits in Years
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                               1 or Less          Over 1-5          Over 5             Total
--------------------------------------------------------------------------------------------------------------------
Real estate:
   Mortgage                                          $ 48,281            51,346            11,321           110,948
   Home equity and second
      mortgages                                         2,017               536             2,845             5,398
   Commercial                                          46,803             1,385             1,286            49,474
   Consumer                                             6,753             1,872               534             9,159
                                                     --------------------------------------------------------------
        Total                                        $103,854            55,139            15,986           174,979

Rate Terms:
    Fixed                                            $  9,111             6,464            15,880            31,455
    Variable or adjustable                             94,743            48,675               106           143,524
                                                     --------------------------------------------------------------
        Total                                        $103,854            55,139            15,986           174,979
                                                     ==============================================================

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by examiners at their most recent periodic examination of the Bank. Examinations usually occur each year. In these examinations, the examiners review the loan portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management has adjusted the risk factor for land acquisition and development loans, as well as construction speculation loans, with the identification of these loans as higher risk due to economic factors. Management also may establish an unallocated allowance based upon its evaluation of various conditions that are not directly measured in the formula and specific allowances. All of the allowance for loan losses was allocated at year-end 2004 and 2003. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, as noted above, federal and state financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. During 2004, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance. Management determined that the appropriate allowance for loan losses at December 31, 2004 was $1,189,208, (0.68% of total loans), an increase of $403,394 from the $785,814 allowance (0.61% of loans) at December 31, 2003. Annual net recoveries were 0.02% of average loans in 2004, while annual net charge-offs were 0.04% of average loans in 2003. Total non-performing loans at December 31, 2004 were $2,120,000, up $868,000 (69.3%) from year-end 2003. At December 31, 2004, one-to-four family residential and home equity loans, which generally are assigned the lowest credit risk factors, comprise 39.44% of the portfolio, compared to 46.43% at December 31, 2003, while commercial business loans, which generally are assigned higher risk factors, comprise 28.27% of the portfolio, compared to 18.69% at December 31, 2003. The provision for loans losses required for 2004 was $370,000, up $150,000, from 2003.

A summary of activity in the allowance is shown below.


                                                                        Years Ended December 31,
(Dollars in thousands)                                         2004       2003        2002        2001       2000
-------------------------------------------------------------------------------------------------------------------
Balance of  allowance, January 1                            $   786     $   613     $   326     $   419     $   434
                                                            -------     -------     -------     -------     -------
Loan and lease charge-offs:
   Residential real estate                                        0           0           0         (55)          0
   Commercial loans                                              (9)          0         (49)        (68)        (39)
   Consumer                                                     (63)       (147)       (271)       (214)       (295)
                                                            -------     -------     -------     -------     -------
     Total charge-offs                                          (72)       (147)       (320)       (337)       (334)
Loan and lease recoveries:                                        0
   Residential real estate                                        0           0           0           0           0
   Commercial loans                                               0           0           0           0           0
   Consumer                                                     105         100          38          55          14
                                                            -------     -------     -------     -------     -------
       Total recoveries                                         105         100          38          55          14
                                                            -------     -------     -------     -------     -------
Net recoveries (charge-offs)                                     33         (47)       (282)       (282)       (320)
Provision for loan losses                                       370         220         569         189         305
                                                            -------     -------     -------     -------     -------
Balance of allowance, December 31                           $ 1,189     $   786     $   613     $   326     $   419
                                                            =======     =======     =======     =======     =======

Net recoveries (charge-offs) to average                        0.02%      (0.04)%     (0.28)%     (0.28)%     (0.31)%
   loans and leases
Allowance to total loans and leases                            1.01%        .61%        .60%        .32%        .41%


The following table presents a five year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage of total loans in each category. The increase in the allowance for 2004 was primarily the result of larger reserves for construction, speculation home, and commercial business loans, reflecting growth in that loan category, and for automobile and personal loans, primarily reflecting loss history.


                                                                   December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                         2004              2003               2002               2001               2000
-------------------------------------------------------------------------------------------------------------------------------
                                            Credit            Credit              Credit             Credit              Credit
(Dollars in thousands)            Amount     Mix    Amount     Mix     Amount      Mix     Amount      Mix    Amount      Mix
-------------------------------------------------------------------------------------------------------------------------------
Amount applicable to:
Real estate loans:
  Construction/
     Speculation loans           $  216       18%   $    0        8%   $    0        6%   $    0        6%   $   44        5%
  1-4 family residential
     and home equity                170       14        39       46        41       60        50       68       128       71
  Multi-family residential            0       --         0        1         0        3         0        2         4        1
  Land                               78        7         0        3         0        2         0        3         7        4
  Commercial                         94        8        34       17        20       14        19        8        32        6
                                 -------------------------------------------------------------------------------------------
    Total Real Estate Loans         558       47        73       76        61       84        69       87       215       87
                                 -------------------------------------------------------------------------------------------
Commercial business loans           424       36       162       19       123       10        55        6        74        5
                                 -------------------------------------------------------------------------------------------
Consumer loans:
  Automobile loans                   16        1       255        1       278        2       126        2        69        3
  Education loans                     0       --         0       --         0       --         0       --         0       --
  Savings account loans               0       --         0        1         0       --         0        1         0        1
  Personal                          191       16       296        4       151        4        76        4        61        4
                                 -------------------------------------------------------------------------------------------
  Total Consumer Loans              207       17       551        6     2,191        6       202        7       130        8
                                 -------------------------------------------------------------------------------------------
     Total allowance             $1,189      100%   $  786      100%   $  613      100%   $  326      100%   $  419      100%
                                 ===========================================================================================

Nonperforming Assets

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


                                                                              Years Ended December 31,
(Dollars in thousands)                                        2004         2003         2002         2001        2000
----------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases (1)                             $2,092       $  806       $  578       $  460       $  395
Loans and leases 90 days past due                                28          446           35          230          239
Restructured loans and leases                                     0            0            0            0            0
                                                             ------       ------       ------       ------       ------
   Total non-performing loans and leases (2)                  2,120        1,252          613          690          634
Other real estate owned, net                                      0            0            0            0          255
                                                             ------       ------       ------       ------       ------
   Total non-performing assets                               $2,120       $1,252       $  613       $  690       $  889
                                                             ======       ======       ======       ======       ======

Non-performing loans and leases to total
   loans                                                       1.22%        0.99%        0.60%        0.68%        0.61%
Non-performing assets to total assets                          1.06%        0.84%        0.50%        0.54%        0.73%
Allowance for loan and lease loss to
non-performing loans and leases                               56.08%       62.78%       99.82%       47.25%       66.09%


   (1) Gross interest income that would have been recorded in 2004 if non-accrual loans and leases had been current and in accordance with their original terms was $165,240, while interest actually recorded on such loans was $56,483.
   (2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $432,251 at December 31, 2004. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Investment Securities

The composition of investment securities at December 31 is shown below.

(Dollars in thousands)                             2004        2003        2002
-------------------------------------------------------------------------------
Available-for-Sale:(1)
   Mutual Funds-Mortgage Securities               $1,287      $1,263      4,498
   Mutual Funds-U.S. Government Securities           695         685      1,658
   Mortgage-backed Securities                        201         276        388
   Other                                              74          50          0
                                                  ------      ------    -------
     Total                                         2,257       2,274      6,994
                                                  ------      ------    -------
Held-to-Maturity:
   U.S. Government and Agency  (2)                 3,491       3,495      3,494
                                                  ------      ------    -------
           Total Investment Securities (3)        $5,748      $5,769    $10,488
                                                  ======      ======    =======

(1) At estimated fair value.
(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral. (3) The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2004 or 2003

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2004 are presented below. All such securities are due within one year of December 31, 2004, with the exception of $201,211 which matures in over five years. All such available for sale securities are reported at fair value. Held to maturity securities appear in the table at amortized cost. Maturities are stated by maturity adjusted for estimated calls.

                                                                Weighted
                                                                 Average
(Dollars in thousands)                            Amount          Yield
---------------------------------------------------------------------------
Available for Sale:
   Mutual Funds - Mortgage Securities            $  1,287          2.88%
   Mutual Funds - US Government Securities            695          2.86
   Mortgage Backed Securities                         201          2.66
   Investment in Capital Partnership                   74          0.00
                                                 --------          ----
     Total                                       $  2,257          2.85
                                                 --------          ----
Held-to-Maturity:
   U.S. Government and Agency                       3,491          1.26
                                                 ---------         ----
     Total Investment Securities                 $  5,748          1.85%
                                                 ========          =====

Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts at December 31.


                                                          2004                                 2003
----------------------------------------------------------------------------------------------------------------
                                                        Weighted                             Weighted
                                                         Average     % of                     Average     % of
(Dollars in thousands)                        Balance     Rate       Total           Balance   Rate       Total
----------------------------------------------------------------------------------------------------------------
NOW and Money Market Accounts                $ 29,384     0.85%     20.86%          $ 28,777    0.88%    24.35%
Savings accounts                               18,722     0.76      13.29             18,395    0.75     15.57
Term Certificates                              79,661     2.78      56.56             61,488    3.09     52.04
Checking Accounts                              13,074     0.00       9.29              9,504    0.00      8.04
                                             --------              ------           --------            ------
   Total Deposits                            $140,841              100.00%          $118,164            100.00%
                                             ========              ======           ========            ======


                                                          2002
--------------------------------------------------------------------------
                                                        Weighted
                                                         Average     % of
(Dollars in thousands)                        Balance     Rate       Total
--------------------------------------------------------------------------
NOW and Money Market Accounts                $ 22,619     1.22%     22.66%
Savings accounts                               15,926     1.03      15.95
Term Certificates                              55,101     3.33      55.19
Checking Accounts                               6,185     0.00       6.20
                                             --------               ------
   Total Deposits                            $ 99,831               100.00%
                                             ========               ======

Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following: (in thousands)


                           2004                                                   2003
-------------------------------------------------------   --------------------------------------------------
                Maturity                                                 Maturity
Amount            Date         Rate            Type       Amount           Date         Rate       Type
-------------------------------------------------------   --------------------------------------------------
$ 30,000       Demand       Variable       Overnight     $  3,750        Demand     Variable   Overnight
    6,000         2006          4.97        Fixed            6,000          2006        4.97     Fixed
    3,000         2006          4.13        Fixed            3,000          2006        4.13     Fixed
      857         2010          3.93        Fixed            1,000          2010        3.78     Fixed
 --------                                                 --------
 $ 39,857                                                 $ 13,750
 ========                                                 ========


                           2002
-------------------------------------------------------
                Maturity
Amount            Date         Rate          Type
-------------------------------------------------------
  $ 6,000         2006          4.97        Fixed
    3,000         2006          4.97        Fixed
---------
$   9,000
=========


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

The Bank has implemented policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans and short-term consumer lending. Since 1995, the Bank has, from time to time, originated fixed rate mortgages for sale in the secondary market. The Bank is currently originating loans for sale in the secondary market through the Federal Home Loan Mortgage Corporation. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy. Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages, which may include an appropriate blend of fixed-rate mortgage loans in its primary market area.

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

The Company attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may decide to increase its interest rate risk position somewhat in order to increase its net interest margin. The Company monitors interest rate risk and adjusts the composition of its interest-related assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. The Company's asset/liability committee reviews its interest rate risk position and profitability, and recommends adjustments. The asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

Cecil Federal also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2004, this analysis indicated that shock decreases of 100, 200 and 300 basis points would decrease the market value of portfolio equity by 1.12%, 5.24%, and 9.47%, respectively, while an interest rate shock increase of 100 basis points would decrease the market value of portfolio equity by 0.84%, (11.00% of assets). These regulatory models also provide an analysis of interest rate shock effects on net interest income, and indicate a maximum decrease of net interest income, based upon the Bank's December 31, 2004 asset/liability position, of 13.75% from a 300 basis point rate shock. Although the effects of 300 basis point decreases in rates shocks are calculated in these models, management believes that such a decrease in general rates of that magnitude were not possible in the low rate environment prevailing at December 31, 2004.

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

Cash and cash equivalents decreased $1.5 million during 2004. This decrease was the result of $52.3 million in cash used by investing activities partially offset by cash provided by financing activities of $48.4 million and $2.4 million in cash provided by operating activities.

Cash and cash equivalents increased $1.2 million during 2003. This increase was the result of cash provided by financing activities of $25.2 million offset by $2.6 million in cash used by operating activities and $21.4 million in cash used by investing activities.

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

The Company's time deposits of $100,000 or more represented 15.79% of total deposits at December 31, 2004, and are shown by maturity in the table below.


                                                             Months to Maturity
                                            --------------------------------------
                                             3 or     Over 3     Over 6       Over
(Dollars in thousands)                       less      to 6       to 12        12       TOTAL
---------------------------------------------------------------------------------------------
Time deposits--$100 thousand or more        2,625     2,399      10,281      6,940     $22,245


Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. During 2004, the Company became subject to regulatory capital guidelines, as it surpassed $150 million in total consolidated assets. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company's and the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At December 31, 2004, the Company exceeded applicable capital requirements, having a total risk based capital ratio of 10.16%, a tier 1 risk-based capital ratio of 9.44%, and a tangible capital ratio of 8.04%. At December 31, 2004, the Bank also exceeded applicable capital requirements to be adequately capitalized, having a total risk based capital ratio of 9.95%, a tier 1 risk-based capital ratio of 9.23%, and a tangible capital ratio of 7.97%. See
Note 12 "Regulatory Matters" in the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, Cecil Bancorp makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the United States of America, the full notional amount of these transactions is not recorded in the accompanying consolidated financial statements and is referred to as off-balance sheet instruments. These transactions and activities include commitments to extend credit, standby letters of credit, and lease obligations.

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

Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on credit evaluation by management. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Management believes that the Bank has adequate resources to fund all loan commitments.

The Bank has entered into leases for its branch and office space.

For additional information regarding off-balance sheet arrangements, please see
Note 15 to the Consolidated Financial Statements.

Critical Accounting Policies

Cecil Bancorp's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the credit portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as those that may result from changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the credit portfolio and the allowance. Such review may result in additional provisions based on their judgments of information available at the time of each examination.

Cecil Bancorp's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance and specific allowances, as described above under "Allowance for Loan Losses" and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2004, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $68,500 in the recommended allowance, assuming no change in other elements considered in the methodology.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2004 AND 2003











   No extracts from this report may be published without our written consent.
                                Stegman & Company

                                TABLE OF CONTENTS

                                                                       Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  31

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                               32-33

         Statements of Income                                            34

         Statements of Changes in Stockholders' Equity                   35

         Statements of Cash Flows                                     36-37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            38-60

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland

           We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for the years then ended present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Stegman & Company

Baltimore, Maryland
January 21, 2005

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                                           2004                2003
                                                                      -------------        -------------
Cash and due from banks                                               $   1,298,979        $   1,032,536
Interest bearing deposits with banks                                      2,935,017            4,660,752
Investment securities:
   Securities available-for-sale at fair value                            2,257,118            2,274,387

   Securities held-to-maturity (fair value of $3,489,695
     in 2004 and $3,496,945 in 2003)                                      3,490,664            3,495,372

Loans receivable                                                        174,979,335          127,672,369
   Less: Allowance for loan losses                                       (1,189,208)            (785,814)
                                                                      -------------        -------------

       Net loans receivable                                             173,790,127          126,886,555
                                                                      -------------        -------------

Premises and equipment - net of accumulated depreciation                  6,138,579            3,447,093
Restricted investment securities - at cost                                2,278,300              871,900
Accrued interest receivable                                                 755,145              638,142
Goodwill                                                                  2,182,144            2,182,144
Other intangible assets                                                     142,710              101,605
Bank-owned life insurance                                                 4,137,053            3,250,951
Other assets                                                                974,207              758,358
                                                                      -------------        -------------

       TOTAL ASSETS                                                   $ 200,380,043        $ 149,599,795
                                                                      =============        =============


See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      2004                  2003
                                                                  -------------         -------------
LIABILITIES:
   Deposits                                                       $ 140,840,908         $ 118,163,776
   Advance payments by borrowers for property
     taxes and insurance                                                      -               450,615
   Employee stock ownership plan debt                                         -                38,508
   Other liabilities                                                  1,365,466               482,539
   Advances from Federal Home Loan Bank of Atlanta                   39,857,143            13,750,000
                                                                  -------------         -------------

       Total liabilities                                            182,063,517           132,885,438
                                                                  -------------         -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000
     shares, issued and outstanding 1,634,054 shares in
     2004 and 1,606,200 shares in 2003                                   16,341                16,062
   Additional paid in capital                                         8,377,211             8,014,713
   Employee stock ownership plan debt                                         -               (38,508)
   Deferred compensation - Management Recognition Plan                        -                (7,405)
   Retained earnings                                                  9,929,231             8,721,268
   Accumulated other comprehensive (loss) income, net                    (6,257)                8,227
                                                                  -------------         -------------

       Total stockholders' equity                                    18,316,526            16,714,357
                                                                  -------------         -------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                   $ 200,380,043         $ 149,599,795
                                                                  =============         =============


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                  2004                 2003
                                                               -----------          -----------
INTEREST INCOME:
   Interest and fees on loans                                  $10,245,533          $ 8,096,135
   Interest on investment securities                               106,525              211,726
   Dividends on restricted investment securities                    54,083               34,721
   Other interest-earning assets                                    21,366               25,984
                                                               -----------          -----------

         Total interest income                                  10,427,507            8,368,566
                                                               -----------          -----------
INTEREST EXPENSE:
   Interest expense on deposits                                  2,405,695            2,214,626
   Interest expense on advances from Federal Home
     Loan Bank of Atlanta                                          710,327              434,342
                                                               -----------          -----------

         Total interest expense                                  3,116,022            2,648,968
                                                               -----------          -----------

NET INTEREST INCOME                                              7,311,485            5,719,598

PROVISION FOR LOAN LOSSES                                          370,000              220,000
                                                               -----------          -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              6,941,485            5,499,598
                                                               -----------          -----------

NONINTEREST INCOME:
   Checking account fees                                           335,223              313,265
   ATM fees                                                         67,353              123,187
   Commission income                                                78,857               84,026
   Gain on sale of real estate owned                                16,774                    -
   Loss on sale of investment securities                                 -              (15,353)
   Gain on sale of loans                                           182,375              194,156
   Income from bank-owned life insurance                           236,103               50,951
   Other                                                            88,564               54,818
                                                               -----------          -----------

         Total noninterest income                                1,005,249              805,050
                                                               -----------          -----------
NONINTEREST EXPENSE:
   Salaries and employee benefits                                3,383,672            2,395,256
   Occupancy expense                                               336,283              299,588
   Equipment and data processing expense                           622,673              572,393
   Checking account expense                                        136,592              134,247
   Professional fees                                               161,418               52,706
   Stationery, printing and supplies                               132,471              134,460
   ATM expense                                                      14,215              126,310
   Other                                                           678,871              606,140
                                                               -----------          -----------

         Total noninterest expense                               5,466,195            4,321,100
                                                               -----------          -----------

INCOME BEFORE INCOME TAXES                                       2,480,539            1,983,548

INCOME TAX EXPENSE                                                 948,329              748,738
                                                               -----------          -----------

NET INCOME                                                     $ 1,532,210          $ 1,234,810
                                                               ===========          ===========

Basic net income per common share                              $      0.95          $      0.81
                                                               ===========          ===========

Diluted net income per common share                            $      0.95          $      0.80
                                                               ===========          ===========

Dividends paid per common share                                $      0.20          $      0.20
                                                               ===========          ===========

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                               Deferred
                                                                  Employee   Compensation -             Accumulated
                                                     Additional    Stock       Management                  Other           Total
                                            Common     Paid-in   Ownership    Recognition   Retained   Comprehensive   Stockholders'
                                             Stock     Capital      Plan         Plan        Earnings   Income (Loss)     Equity
                                           -------   ----------  ---------   -------------- ---------  --------------  -------------
BALANCES AT JANUARY 1, 2003                $12,810   $5,420,749  $(77,016)     $(11,655)    $7,803,743      $ 37,676    $13,186,307

   Comprehensive income:
     Net income                                  -            -         -             -      1,234,810             -      1,234,810
     Other comprehensive loss, net of
       related income tax effect                 -            -         -             -              -       (29,449)       (29,449)
                                                                                                                        -----------
         Total comprehensive income              -            -         -             -              -             -      1,205,361
   Cash dividends paid                           -            -         -             -       (317,285)            -       (317,285)
   Sale of common stock                      3,174    2,484,861         -             -              -             -      2,488,035
   Repayment of ESOP debt                        -            -    38,508             -              -             -         38,508
   Release of ESOP shares                        -       38,508         -             -              -             -         38,508
   Stock purchased by dividend
    reinvestment plan                           58       59,615         -         4,250              -             -         63,923
   Stock options exercised                      20       10,980         -             -              -             -         11,000
                                           -------   ----------  --------      --------     ----------      --------    -----------

BALANCES AT DECEMBER 31, 2003               16,062    8,014,713   (38,508)       (7,405)     8,721,268         8,227     16,714,357

   Comprehensive income:
     Net income                                  -            -         -             -      1,532,210             -      1,532,210
     Other comprehensive loss, net of
       related income tax effect                 -            -         -             -              -       (14,484)       (14,484)
                                                                                                                        -----------
         Total comprehensive income              -            -         -             -              -             -      1,517,726
   Cash dividends paid                           -            -         -             -       (324,247)            -       (324,247)
   Repayment of ESOP debt                        -            -    38,508             -              -             -         38,508
   Release of ESOP shares                        -      161,395         -             -              -             -        161,395
   Deferred compensation amortization            -            -         -         7,405              -             -          7,405
   Stock purchased by dividend
    reinvestment plan                           50       70,241         -             -              -             -         70,291
   Stock options exercised                     229      125,600         -             -              -             -        125,829
   Stock option expense                          -        5,262         -             -              -             -          5,262
                                           -------   ----------  --------      --------     ----------      --------    -----------

BALANCES AT DECEMBER 31, 2004              $16,341   $8,377,211  $      -      $      -     $9,929,231      $ (6,257)   $18,316,526
                                           =======   ==========  ========      ========     ==========      ========    ===========


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                     2004               2003
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $  1,532,210        $  1,234,810
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                289,715             138,527
        Provision for loan losses                                                    370,000             220,000
        Gain on sale of loans                                                       (182,375)           (194,156)
        Gain on sale of real estate owned                                            (16,774)                  -
        Loss on sale of investment securities                                              -              15,353
        Increase in cash surrender value of bank-owned life insurance               (236,103)            (50,951)
        Deferred income taxes                                                       (300,748)             94,719
        Excess servicing rights                                                      (81,767)            (90,769)
        Distribution from management recognition plan trust                            7,405               4,250
        Reinvested dividends                                                         (42,622)           (165,475)
        Originations of loans held for sale                                       (6,265,000)         (9,544,415)
        Proceeds from sales of loans held for sale                                 6,491,753           9,350,259
        Net change in:
          Accrued interest receivable and other assets                                99,897            (447,757)
          Other liabilities                                                          888,187              (9,020)
                                                                                ------------        ------------

             Net cash provided by operating activities                             2,553,778             555,375
                                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities available-for-sale                             (37,500)        (14,550,000)
    Purchase of investment securities held-to-maturity                            (7,951,317)        (12,967,521)
    Proceeds from sales, maturities, calls and principal payments
      of investment securities available-for-sale                                     72,347          19,373,240
    Proceeds from maturities, calls and principal payments
      of investment securities held-to-maturity                                    8,000,000          13,000,000
    Net (purchase) redemption of stock in Federal Home Loan Bank                  (1,406,400)            200,950
    Net increase in loans                                                        (47,410,515)        (25,147,369)
    Proceeds from sale of real estate owned                                          109,339                   -
    Purchase of bank-owned life insurance                                           (650,000)         (3,200,000)
    Purchases of premises and equipment - net                                     (2,983,065)         (1,364,297)
                                                                                ------------        ------------

              Net cash used by investing activities                              (52,257,111)        (24,654,997)
                                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                      22,677,132          18,332,365
    Decrease in advance payments by borrowers
      for property taxes and insurance                                              (450,615)            (94,346)
    Proceeds from issuance of common stock                                           196,120           2,558,708
    Net increase (decrease) in advances from Federal Home Loan Bank:
        Short-term                                                                26,250,000           3,750,000
        Long-term                                                                   (142,857)          1,000,000
    Unearned ESOP compensation decrease                                               38,508              38,508
    Payments of cash dividends                                                      (324,247)           (317,284)
                                                                                ------------        ------------

              Net cash provided by financing activities                           48,244,041          25,267,951
                                                                                ------------        ------------


CECIL BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2004 and 2003


                                                                  2004            2003
                                                               -----------    -----------
(Decrease) increase in cash and cash equivalents               $(1,459,292)   $ 1,168,329

Cash and cash equivalents at beginning of year                   5,693,288      4,524,959
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $ 4,233,996    $ 5,693,288
                                                               ===========    ===========

Supplemental disclosure of cash flows information:

   Cash paid for income taxes                                  $   924,090    $   757,806
                                                               ===========    ===========

   Cash paid for interest                                      $ 3,067,603    $ 2,653,562
                                                               ===========    ===========

Supplemental disclosure of noncash investing
   and financing activities:
   Conversion of loans receivable to real estate owned         $    92,565    $         -
                                                               ===========    ===========

Sale of real estate owned:
   Carrying value                                              $    92,565    $         -
   Charge-off                                                            -              -
   Financed sale                                                         -              -
   Gain on sale                                                     16,774              -
                                                               -----------    -----------

   Cash received from sale                                     $   109,339    $         -
                                                               ===========    ===========



See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



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

         Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004. The following is a summary of the more significant accounting policies:

         Nature of Operations

              Through its subsidiary bank, the Corporation conducts full-service commercial banking. Services to individuals and businesses include accepting deposits, extending real estate, consumer and commercial loans and lines of credit. The Corporation operates in the two Maryland counties of Cecil and Harford, and has a concentration in loans secured by residential and commercial real estate.

         Policy for Consolidation

              The consolidated financial statements include the accounts of the Corporation and its subsidiary. Consolidation has resulted in the elimination of all significant intercompany balances and transactions. The financial statements of the Corporation (parent only) include its investment in the Bank under the equity method of accounting.

         Use of Estimates

              The preparation of the financial statements in conformity with accounting principles generally in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

              For purposes of the consolidated statement of cash flows, highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Assets categorized in the balance sheet as cash and due from banks and interest bearing deposits with banks are considered cash and cash equivalents.

         Investment Securities

              Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near-term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Securities not classified as held-to-maturity or trading securities are considered available-for-sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income. The Corporation designates securities into one of the three categories at the time of purchase.

              Premiums and discounts on investments are recognized in interest income over the terms of the securities using methods that approximate the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

         Allowance for Loan Losses

              The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

              The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

              The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

         Premises and Equipment

              Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives, which range from three to seven years for furniture, fixtures and equipment and forty years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful economic lives or the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life.

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

         Restricted Investment Securities

              Restricted investment securities consist of Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB") stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Corporation's stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank's common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2004 and 2003, the Corporation met all requirements set forth by the FRB and FHLB.

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

         Advertising

              Advertising costs are expensed as incurred. Advertising expense was $78,684 and $57,778 for the years ended December 31, 2004 and 2003, respectively.

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

         Stock Based Compensation

              Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Corporation has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them.

              The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to all stock option awards.


                                                                  For the Year Ended December 31,
                                                                  -------------------------------
                                                                       2004            2003
                                                                  ------------     --------------
         Net income, as reported                                    $1,532,210     $1,234,810

         Less: total option expense determined under
           fair value method for all option awards, net
           of related tax effects                                       (6,549)        (6,549)
                                                                    ----------     ----------

         Pro forma net income                                       $1,525,661     $1,228,261
                                                                    ==========     ==========

         Pro forma net income per share:
           Basic - as reported                                           $0.95          $0.81
                                                                         =====          =====
           Basic - pro forma                                             $0.94          $0.80
                                                                         =====          =====
           Diluted - as reported                                         $0.95          $0.80
                                                                         =====          =====
           Diluted - pro forma                                           $0.94          $0.79
                                                                         =====          =====

              The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. There were no options granted in the years ended December 31, 2004 or 2003.

         Comprehensive Income

              The Corporation reports comprehensive income which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Corporation's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

2. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of the awards expected to be forfeited. The adoption of this standard is not expected to have a material effect on the financial condition, results of operations, or liquidity of the Corporation.

         In March 2004, the FASB Emerging Issues Task Force ("EITF") released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, FASB issued FASB Staff Position ("FSP") EITF 03-01-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the financial condition, results of operations, or liquidity of the Corporation.

         In March 2004, the SEC issued Staff Accounting Bulletin 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments, stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. The adoption of this standard did not have a material effect on the financial condition, results of operations, or liquidity of the Corporation.

         In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the financial condition, results of operations, or liquidity of the Corporation.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on the financial condition, results of operations, or liquidity of the Corporation.

         In January 2003, the FASB issued FASB Interpretation Number 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The adoption of this standard did not have a material effect on the financial condition, results of operations, or liquidity of the Corporation.

3. INVESTMENT SECURITIES

         Investment securities have been classified in the consolidated statements of financial position according to management's intent and ability to hold the investment to maturity.

         Investment securities at December 31, 2004 and 2003 are summarized on the following page.


                                                                                 2004
                                                     -------------------------------------------------------------
                                                                        Gross           Gross           Estimated
                                                      Amortized       Unrealized      Unrealized           Fair
                                                         Cost           Gains           Losses             Value
                                                     ----------       ----------      ----------        ----------
Available for sale:
   Mutual funds - mortgage securities                $1,298,615       $        -       $   11,023       $1,287,592
   Mutual funds - U.S. Government securities            687,914            6,767                -          694,681
   Mortgage-backed securities                           207,149                -            5,938          201,211
   Other                                                 73,634                -                -           73,634
                                                     ----------       ----------       ----------       ----------

                                                     $2,267,312       $    6,767       $   16,961       $2,257,118
                                                     ==========       ==========       ==========       ==========

Held to Maturity:
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies        $3,490,664       $        -       $      969       $3,489,695
                                                     ==========       ==========       ==========       ==========


                                                                                 2004
                                                     -------------------------------------------------------------
                                                                        Gross           Gross           Estimated
                                                      Amortized       Unrealized      Unrealized           Fair
                                                         Cost           Gains           Losses             Value
                                                     ----------       ----------      ----------        ----------
Available for sale:
   Mutual funds - mortgage securities                $1,261,854       $    1,771       $        -       $1,263,625
   Mutual funds - U.S. Government securities            668,187           16,502                -          684,689
   Mortgage-backed securities                           280,943                -            4,870          276,073
   Other                                                 50,000                -                -           50,000
                                                     ----------       ----------       ----------       ----------

                                                     $2,260,984       $   18,273       $    4,870       $2,274,387
                                                     ==========       ==========       ==========       ==========

Held to Maturity:
   U. S. Treasury securities and obligations
     of U. S. Government and Federal agencies        $3,495,372       $    1,573       $        -       $3,496,945
                                                     ==========       ==========       ==========       ==========


         At December 31, 2004 and 2003, investment securities with a carrying value of $3,610,527 and $3,660,601, respectively, were pledged to secure deposits of municipalities.

         The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income. At December 31, 2004, a deferred tax asset of $3,937 and accumulated other comprehensive loss of $6,257 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2003, a deferred tax liability of $5,177 and accumulated other comprehensive income of $8,227 relate to the unrealized holding gain on available-for-sale securities.

         The U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2004, by contractual maturities, are due within one year. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

         As of December 31, 2004, unrealized losses on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:


                                                    Less than                   More than
                                                    12 months                    12 months                  Total
                                          --------------------------- ------------------------------------------------------
                                                Fair      Unrealized        Fair        Unrealized    Fair        Unrealized
                                               Value         Loss           Value          Loss       Value          Loss
                                            -----------   ----------       --------     ----------   ----------   ----------
Available-for-sale:

     Mutual funds -
       mortgage securities                   $1,287,592    $   11,023      $      -         $   -    $1,287,592    $   11,023
     Mortgage-backed securities                       -             -       201,211         5,938       201,211         5,938

Held-to-maturity:

     U. S. Treasury securities
     and obligations of U. S
     Government and
     Federal agencies                         3,489,695           969             -             -     3,489,695           969
                                             ----------    ----------    ----------    ----------    ----------    ----------

                                             $4,777,287    $   11,992    $  201,211    $    5,938    $4,978,498    $   17,930
                                             ==========    ==========    ==========    ==========    ==========    ==========

         The securities with unrealized holding losses are impaired due to declines in fair value resulting from changes in interest rates. None of these securities have exhibited a decline in value due to changes in credit risk. Additionally, the Corporation has the intent and ability to hold these securities until they mature and does not expect to realize losses on any of the investments. Therefore, management does not consider the declines in fair value to be other than temporary.

         There were no sales of investment securities during the year ended December 31, 2004. During 2003, the Corporation sold investments with an amortized cost of $19,265,353 for $19,250,000, and thus realized a loss of $15,353. During 2003, the Corporation also redeemed stock in FHLB in Atlanta at its book value of $200,950.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Corporation's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland.

         A summary of loans follows:


                                                              2004               2003
                                                         -------------      -------------
First mortgage loans:
  1 - 4 dwelling units                                   $  64,272,840      $  53,344,452
  5 or more                                                  4,422,709          1,481,450
  Nonresidential                                            26,173,892         21,760,074
  Land                                                       2,182,558          4,021,010
  Construction                                              20,733,290         16,534,542
                                                         -------------      -------------
                                                           117,785,289         97,141,528
                                                         -------------      -------------
Other loans:
  Home equity loans                                          5,398,377          5,747,533
  Commercial loans                                          49,473,762         23,448,700
  Consumer loans                                             8,410,209          5,948,292
  Loans on deposit accounts                                    730,022          1,059,490
  Education loans                                               18,915             18,604
                                                         -------------      -------------
                                                            64,031,285         36,222,619
                                                         -------------      -------------

         Total loans                                       181,816,572        133,364,147

Less:
  Undisbursed proceeds on loans in process                  (6,177,986)        (5,304,454)
  Deferred loan fees and costs                                (659,253)          (387,324)
                                                         -------------      -------------

                                                         $ 174,979,335      $ 127,672,369
                                                         =============      =============

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

                                                     2004               2003
                                                  -----------       -----------
Balance at beginning of year                      $ 2,006,194       $     6,382
Loans to new directors at beginning of year                 -           756,280
New loans and additional borrowings                 1,748,753         1,387,712
Repayments                                           (545,112)         (144,180)
                                                  -----------       -----------

Balance at end of year                            $ 3,209,835       $ 2,006,194
                                                  ===========       ===========

         An analysis of the allowance for loan losses for the years ended December 31, 2004 and 2003 is as follows:

                                                       2004             2003
                                                    ----------       ----------
Balance at beginning of period                      $  785,814       $  612,679
Provision charged to operations                        370,000          220,000
Recoveries (charge-offs), net                           33,394          (46,865)
                                                    ----------       ----------

Balance at end of period                            $1,189,208       $  785,814
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

         Information with respect to impaired loans at December 31, 2004 and 2003 and for the years then ended is as follows:

                                                            2004         2003
                                                         ----------   ----------
Impaired loans with a valuation allowance                $1,995,806   $  806,271
Impaired loans without a valuation allowance                123,984      446,169
                                                         ----------   ----------

         Total impaired loans                            $2,119,790   $1,252,440
                                                         ==========   ==========

Allowance for loan losses related to impaired loans $ 490,476 $ 252,721 Allowance for loan losses related to other than
  impaired loans                                            698,732      533,093
                                                         ----------   ----------

         Total allowance for loan losses                 $1,189,208   $  785,814
                                                         ==========   ==========

Average impaired loans for the year                      $1,766,325   $  967,301
                                                         ==========   ==========
Interest income on impaired loans
  recognized on the cash basis                           $   56,483   $   35,709
                                                         ==========   ==========

5. SERVICING

           At December 31, 2004 and 2003, the Bank was servicing loans for others amounting to approximately $18,811,000 and $14,985,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $142,710 and $101,605 as of December 31, 2004 and 2003, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $40,662 and $50,816 for the years ended December 31, 2004 and 2003, respectively.

           The following table summarizes the activity pertaining to mortgage servicing rights:

                                                        2004             2003
                                                      ---------       ---------
Balance at beginning of period                        $ 101,605       $  61,652
Mortgage servicing rights capitalized                    81,767          90,769
Mortgage servicing rights amortized                     (40,662)        (50,816)
                                                      ---------       ---------

Balance at end of period                              $ 142,710       $ 101,605
                                                      =========       =========

6. PREMISES AND EQUIPMENT

           Premises and equipment are summarized by major classifications as follows:

                                                        2004             2003
                                                     ----------       ----------
Land                                                 $1,689,777       $  299,500
Buildings and improvements                            3,862,202        2,570,820
Furniture, fixtures and equipment                     1,936,714        1,642,994
Leasehold improvements                                  430,558          422,872
                                                     ----------       ----------
                                                      7,919,251        4,936,186
Less: accumulated depreciation                        1,780,672        1,489,093
                                                     ----------       ----------

                                                     $6,138,579       $3,447,093
                                                     ==========       ==========

           Depreciation expense for the years ended December 31, 2004 and 2003 was $291,579 and $245,819, respectively.

           The Bank leases three of its branch facilities and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2004:

Year ending December 31:
       2005                      $127,097
       2006                       132,172
       2007                       133,085
       2008                       135,191
       2009                       138,517
       Thereafter                 289,204

           Rent expense was $101,487 and $80,292 for the years ended December 31, 2004 and 2003, respectively.

7.   GOODWILL

           Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over varying periods not exceeding ten years. Goodwill is no longer amortized but rather tested annually for impairment under the provisions of SFAS No. 142. A schedule of goodwill is as follows:

               2004                                         2003
-------------------------------------      -----------------------------------
   Gross                        Net          Gross                       Net
  Carrying   Accumulated     Carrying       Carrying    Accumulated    Carrying
   Amount    Amortization     Amount         Amount     Amortization    Amount
----------   ------------    --------      ---------   ------------    -------
$2,815,669     $633,525     $2,182,144     $2,815,669    $633,525     $2,182,144

8. DEPOSITS

           The following is a summary of deposits as of December 31:

                                                2004                       2003
                                       ------------------------  --------------------------
                                                       Weighted                  Weighted
                                                       Average                   Average
                                          Amount         Rate       Amount          Rate
                                       ------------    --------  -----------      ---------
N.O.W. and Money Market accounts       $ 29,383,479      0.85%   $ 28,776,990       0.88%
Savings accounts                         18,722,440      0.76      18,395,217       0.75
Term certificates                        79,661,231      2.78      61,488,223       3.09
Checking accounts                        13,073,758      0.00       9,503,346       0.00
                                       ------------              ------------

                                       $140,840,908              $118,163,776
                                       ============              ============

          A summary of certificate accounts (in thousands) by maturity as of December 31, 2004 follows:

             Three months or less                            $10,343
             Three months to twelve months                    32,772
             Twelve months to twenty-four months              19,079
             Twenty-four months to thirty-six months           6,674
             Thirty-six months to forty-eight months           6,738
             Forty-eight months to sixty months                4,052
             Over sixty months                                     3
                                                             -------
                                                             $79,661
                                                             =======

          Eligible deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation.

          Team certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $22,245,000 and $25,902,000 as of December 31, 2004 and 2003, respectively.

          Officers' and directors' deposit accounts amounted to approximately $2,058,338 and $1,173,458 at December 31, 2004 and 2003, respectively.

9. ADVANCES FROM FHLB

           At December 31, advances from the FHLB consisted of the following:


                          2004                                                         2003
-------------------------------------------------------      -----------------------------------------------------
                Maturity        Interest                                       Maturity    Interest
   Amount          Date           Rate          Type           Amount            Date         Rate           Type
 -----------    ----------      --------       ---------     -----------      ----------   ---------    ----------
$30,000,000    On Demand        Variable       Overnight     $ 3,750,000      On Demand     Variable     Overnight
  6,000,000       2006            4.97%          Fixed         6,000,000         2006         4.97%        Fixed
  3,000,000       2006            4.13%          Fixed         3,000,000         2006         4.13%        Fixed
    857,143       2010            3.93%          Fixed         1,000,000         2010         3.93%        Fixed
-----------                                                  -----------
$39,857,143                                                  $13,750,000
===========                                                  ===========

           The Bank has lines of credit with the FHLB with a total maximum available balance of $50,120,000. As of December 31, 2004, $10,263,000 was available to be drawn against the lines of credit.

           Wholly owned first mortgage loans on 1 - 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $89,906,000 were pledged to the FHLB as collateral on advances as of December 31, 2004.

           The Bank has an unsecured line of credit with the Community Bankers Bank with a total maximum available balance of $5,000,000. As of December 31, 2004 the entire $5,000,000 was available to be drawn against the line of credit.

10. INCOME TAXES

           Income tax expense for the years ended December 31 consists of:

                                                 2004              2003
                                             -----------        -----------

Current income taxes:
   Federal                                   $   957,593        $   549,620
   State                                         291,484            104,399
                                             -----------        -----------
                                               1,249,077            654,019
                                             -----------        -----------
Deferred income taxes:
   Federal                                      (244,099)            77,551
   State                                         (56,649)            17,168
                                             -----------        -----------
                                                (300,748)            94,719
                                             -----------        -----------

       Total income tax expense              $   948,329        $   748,738
                                             ===========        ===========

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:


                                                                2004           2003
                                                             -----------    -----------
Deferred tax assets:
   Deferred loan origination fees                          $   254,604    $   149,585
   Loan loss allowance                                         459,272        303,481
   Deferred compensation                                       243,656        102,294
   Other                                                        48,028         22,362
                                                           -----------    -----------

       Total gross deferred tax assets                       1,005,560        577,722
                                                           -----------    -----------

Deferred tax liabilities:
   FHLB stock dividends                                    $    27,691    $    27,691
   Mortgage servicing rights                                    55,115         39,240
   Carrying value in excess of tax basis of goodwill           143,059         69,139
   Tax accumulated depreciation in excess of book              185,761        148,466
   Net unrealized (loss) gain on available-for-sale
     securities                                                 (3,937)         5,177
                                                           -----------    -----------

       Total gross deferred tax liabilities                    407,689        289,713
                                                           -----------    -----------

Net deferred tax assets                                    $   597,871    $   288,009
                                                           ===========    ===========


           At December 31, 2004, the Company had state net operating loss carry-forwards of approximately $1,038,000 which, due to the uncertainty of realization, have a full valuation allowance established.

           A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Corporation is as follows:
                                                     2004           2003
                                                     ----           ----

Federal income tax rate                              34.0%          34.0%
   Increase (decrease) resulting from:
     State income taxes, net of federal
       income tax benefit                             4.5            4.5
     Other                                           (0.3)          (0.8)
                                                     ----           ----

Effective tax rate                                   38.2%          37.7%
                                                     ====           ====

11. STOCKHOLDERS' EQUITY

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

12. REGULATORY MATTERS

           The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation became subject to the holding company risk-based capital requirements during 2004, when its consolidated assets exceeded $150 million. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004 and 2003, the capital levels of the Corporation and the Bank substantially exceed all capital adequacy requirements to which they are subject. There are no subsequent conditions or events that management believes have changed the Corporation's or the Bank's category.

           The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table below.


                                                                               To Be Well
                                                                            Capitalized Under
                                                                            Prompt Corrective             For Capital
                                                     Actual                 Action Provisions          Adequacy Purposes
                                                ----------------             ----------------           ----------------
                                                Amount     Ratio             Amount    Ratio            Amount     Ratio
                                                ------     -----             ------    ------           ------     -----
                                                 (in thousands)               (in thousands)             (in thousands)
As of December 31, 2004:

   Total risk-based capital
     (to risk-weighted assets)
       Consolidated                            $16,589     10.16%              N/A     N/A             $13,057      8.00%
       The Bank                                 16,465      9.95            16,548   10.00              13,239      8.00
   Tier I capital
     (to risk-weighted assets)
       Consolidated                             15,400      9.44               N/A     N/A               6,529      4.00
       The Bank                                 15,276      9.23             9,929    6.00               6,619      4.00
   Tier I capital
     (to adjusted total assets)
       Consolidated                             15,400      8.04               N/A     N/A               7,664      4.00
       The Bank                                 15,276      7.97             9,580    5.00               7,664      4.00

As of December 31, 2003:

   Total risk-based capital
     (to risk-weighted assets)                 $15,032     12.75%          $11,793   10.00%            $ 9,434      8.00%
   Tier I capital
     (to risk-weighted assets)                  14,246     12.08             7,076    6.00               4,717      4.00
   Tier I capital
     (to adjusted total assets)                 14,246      9.99             7,132    5.00               5,706      4.00


13. OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

           Employee Stock Ownership Plan

                  The Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Corporation or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Corporation. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The outstanding loan balance is included as a liability in the accompanying consolidated balance sheet, and the Corporation's obligation related to the ESOP debt is reflected as a reduction in stockholders' equity. The loan is to be paid in annual installments of $38,508 plus interest at prime plus 1% (6.25% at December 31, 2004) over a ten-year period. Payments began on December 31, 1995. As of December 31, 2004, the loan has been paid in full, and thus the related liability and reduction in stockholders' equity have been eliminated.

              The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholders' equity. As shares are released from collateral, the Bank records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings per share computations. All shares have been released from collateral as of December 31, 2004, as the loan balance has been paid in full. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. ESOP compensation expense was $109,299 and $79,651 in 2004 and 2003, respectively.

         Stock-Based Compensation Plans

              In 1995, the Corporation formed a Management Recognition Plan
(MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation. Compensation expense in connection with the MRP was $3,592 and $6,776 for the years ended December 31, 2004 and 2003, respectively.

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

              In accordance with the stock option plans, a total of 115,676 shares of unissued common stock are reserved for issuance pursuant to incentive stock options.

              The Corporation's 1995 Stock Option Plan has authorized the grant of options to management personnel for up to 96,442 shares of the Corporation's common stock. All options granted have 10 year terms and vest over a period of 5 years.

              A summary of the Corporation's stock option activity, and related information for the years ended December 31 is as follows:


                                                     2004                       2003
                                            ---------------------------  --------------------------
                                                           Weighted-                   Weighted-
                                                            Average                     Average
                                            Shares       Exercise Price  Shares      Exercise Price
                                            ------       --------------  ------      --------------
Outstanding at beginning of year            32,756         $    7.14      34,756         $7.04
Granted                                          -                 -           -             -
Exercised                                  (22,878)             5.50      (2,000)         5.50
                                            ------                         -----

Outstanding at end of year                   9,878         $   10.96      32,756         $7.14
                                             =====         =========      ======         =====

Options exercisable at year end              9,878         $   10.96      31,212         $6.78
                                             =====         =========      ======         =====


              The following table summarizes information about stock options outstanding at December 31, 2004:

                                     Options Outstanding and Exercisable
                                   -----------------------------------------
                                                                  Remaining
                Exercise                 Number                      Life
                  Price               Outstanding                   (Years)
                ---------             -----------                 ----------
                    5.50                   2,174                      1.7
                   12.50                   7,704                      4.3

              No stock options were granted in the years ended December 31, 2004 and 2003.

              As of December 31, 2004, all of the Corporation's outstanding stock options were considered to be in the money.

              The Corporation has adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Corporation is accruing this liability over the remaining service period for each participating director. There was no compensation expense incurred by the Corporation in connection with the Plan for the years ended December 31, 2004 or 2003.

         Deferred Compensation

              The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer's death, disability, or retirement. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The expense incurred for this plan for the years ended December 31, 2004 and 2003 was $385,652 and $32,137, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $4,137,054 and $3,250,951 at December 31, 2004 and 2003, respectively, that were purchased as a method of partially financing the benefits under this plan.

14. PENSION PLANS

              The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Company contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees' contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2004 and 2003, the Bank's expense related to the Plan was $120,598 and $97,913, respectively.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

              In the normal course of business, the Bank has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Bank's clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls that exist for the Bank's lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments, would materially affect the stockholders' equity of the Bank. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.

              Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $21,998,000 at December 31, 2004, and $13,989,000 at December 31, 2003. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

              Unused portions of equity lines at year-end amounted to approximately $2,287,000 in 2004 and $2,158,000 in 2003. The Bank's home equity line accounts are secured by the borrower's residence.

              Irrevocable letters of credit, totaling $11,731,000 at December 31, 2004 and $5,748,000 at December 31, 2003, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance and are seldom exercised.

16. EARNINGS PER SHARE

              In the following table, basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and does not include the effect of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

              The calculation of net income per common share for the years ended December 31 was as follows:

                                                           2004          2003
                                                        ----------    ----------
BASIC:
     Net income available to common stockholders        $1,532,210    $1,234,810
                                                        ==========    ==========
     Average common shares outstanding                   1,616,832     1,531,018
                                                        ==========    ==========
         Basic net income per share                     $     0.95    $     0.81
                                                        ==========    ==========

DILUTED:
     Net income available to common stockholders        $1,532,210    $1,234,810
                                                        ==========    ==========

     Average common shares outstanding                   1,616,832     1,531,018
     Stock option adjustment                                 4,016        20,045
                                                        ----------    ----------

     Average common shares outstanding - diluted         1,620,848     1,551,063
                                                        ==========    ==========
         Diluted net income per share                   $     0.95    $     0.80
                                                        ==========    ==========

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

              Cash and Cash Equivalents - The fair values of cash and cash equivalents approximate their carrying values.

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

              Restricted Investment Securities - The fair value of the Corporation's investment in stock of the FHLB and FRB approximates its carrying value.

              Deposits and Advance Payments by Borrowers - The fair values of passbook accounts, NOW accounts, demand deposit accounts and variable rate money market accounts approximate their carrying values. The fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.

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

              The estimated fair values of financial instruments at December 31, 2004 are as follows:

                                                                     Estimated
                                                    Carrying            Fair
                                                     Value             Value
                                                  ------------      ------------
Financial assets:
  Cash and cash equivalents                       $  4,233,996      $  4,233,996
  Investment securities:
     Available-for-sale                              2,257,118         2,257,118
     Held-to-maturity                                3,490,664         3,489,695
  Loans                                            174,979,335       176,164,000
  Restricted investment securities                   2,278,300         2,278,300
  Accrued interest receivable                          755,145           755,145
Financial liabilities:
  Deposits                                         140,840,908       137,729,000
  Advances from FHLB                                39,857,143        39,868,000


         The estimated fair values of financial instruments at December 31, 2003 are as follows:



                                                                     Estimated
                                                      Carrying          Fair
                                                       Value           Value
                                                    ------------    ------------
Financial assets:
  Cash and cash equivalents                         $  5,693,288    $  5,693,288
  Investment securities:
     Available-for-sale                                2,274,387       2,274,387
     Held-to-maturity                                  3,495,372       3,496,945
  Loans                                              127,672,369     129,902,000
  Restricted investment securities                       871,900         871,900
  Accrued interest receivable                            638,142         638,142
Financial liabilities:
  Deposits and advance payments by borrowers         118,614,391     115,724,000
  Employee stock ownership plan debt                      38,508          38,508
  Advances from FHLB                                  13,750,000      14,218,000

         Off-balance sheet financial assets:


                                                2004                           2003
                                     ----------------------------    -------------------------
                                      Estimated       Estimated       Estimated     Estimated
                                        Amount        Fair Value       Amount       Fair Value
                                     -----------     ------------    -----------    ----------
Commitments to extend credit         $24,285,000     $24,285,000      $8,439,000    $8,439,000
Letters of credit                     11,731,000      11,731,000       5,748,000     5,748,000


18. CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

           The following condensed balance sheets as of December 31, 2004 and 2003 and condensed statements of income and cash flows for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.


                                 BALANCE SHEETS


                                     ASSETS
                                                                       December 31,
                                                                 2004               2003
                                                             ------------       ------------
Cash                                                         $     65,027       $    178,527
Investment in subsidiary banks                                 18,192,532         16,542,959
Other assets                                                       58,967             41,892
                                                             ------------       ------------

     Total assets                                            $ 18,316,526       $ 16,763,378
                                                             ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                             $         -       $     10,513
Employee stock ownership plan debt                                      -             38,508
                                                             ------------       ------------
                                                                        -             49,021
                                                             ------------       ------------
Stockholders' equity:
Common stock, $.01 par value, authorized
   4,000,000 shares, issued and outstanding
   1,634,054 shares in 2004 and
   1,606,200 shares in 2003                                        16,341             16,062
Additional paid-in capital                                      8,377,211          8,014,713
Employee stock ownership plan debt                                      -            (38,508)
Deferred compensation - Management
   Recognition Plan                                                     -             (7,405)
Retained earnings                                               9,929,231          8,721,268
Accumulated other comprehensive (loss) income                      (6,257)             8,227
                                                             ------------       ------------

                                                               18,316,526         16,714,357
                                                             ------------       ------------

     Total liabilities and stockholders' equity              $ 18,316,526       $ 16,763,378
                                                             ============       ============

                              STATEMENTS OF INCOME

                                                                                           Years Ended December 31
                                                                                          2004                 2003
                                                                                       -----------          -----------
      Income:
         Equity in earnings of subsidiary banks                                        $ 1,541,170          $ 1,255,626
                                                                                       -----------          -----------

      Operating expenses:
         Compensation and benefits                                                          14,521               16,188
         Other                                                                               6,252               12,623
                                                                                       -----------          -----------

              Total operating expenses                                                      20,773               28,811
                                                                                       -----------          -----------

      Net income before income taxes                                                     1,520,397            1,226,815

      Income tax benefit                                                                    11,813                7,995
                                                                                       -----------          -----------

      Net income                                                                       $ 1,532,210          $ 1,234,810
                                                                                       ===========          ===========

                            STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31
                                                                                          2004                 2003
                                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $ 1,532,210          $ 1,234,810
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiary                                     (1,541,170)          (1,255,626)
     Net change in other assets and other liabilities                                      (22,326)              (5,595)
     Distribution from Management Recognition
       Plan Trust                                                                            7,405                4,250
                                                                                       -----------          -----------

           Net cash flows used by operating activities                                     (23,881)             (22,161)
                                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                         (324,247)            (317,284)
   Unearned ESOP compensation expense                                                       38,508               38,508
   Proceeds from sale of common stock                                                       70,291            2,547,708
   Proceeds from exercise of stock options                                                 125,829               11,000
   Contribution to subsidiary                                                                    -           (2,200,000)
                                                                                       -----------          -----------

           Net cash (used) provided by financing activities                                (89,619)              79,932
                                                                                       -----------          -----------

NET (DECREASE) INCREASE IN CASH                                                           (113,500)              57,771

CASH AT BEGINNING OF PERIOD                                                                178,527              120,756
                                                                                       -----------          -----------

CASH AT END OF PERIOD                                                                  $    65,027          $   178,527
                                                                                       ===========          ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's management, under the supervision and with the participation of its Chief Executive and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

         None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other Executive Officers
Following are the name, age (as of December 31, 2004) and principal position of executive officers of the Company and Cecil Federal who are not directors.


Name                   Age    Title
------------------     ---    -----------------------------------------------------------------
Brian J. Hale          45     Executive Vice President/Chief Operating Officer of Cecil Federal
Sandra D. Feltman      55     Sr. Vice President/Director of Lending of Cecil Federal
Thomas L. Lofland      52     President/Chief Executive Officer of Columbian Division
Brian L. Lockhart      40     Vice President/Business Development


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

THOMAS W. LOFLAND is President of the Columbian Bank Division. Before joining Cecil in 2000, Mr. Lofland was employed by People's Bank of Elkton, for six years as President, Chief Operating Officer and Director. Prior to that Mr. Lofland spent 21 years in various capacities at County Banking and Trust Company located in Elkton, Maryland. Mr. Lofland was appointed to serve on the Economic and Development Commission for the State of Maryland and the Cecil Community College Foundation Board. He also is a member of Union Hospital of Cecil County Heath Systems, Inc., participating on the Finance, Audit and Quality Control committees, and Trustee of the Cecil County Paramedic Foundation, Inc. He is a member of the Business Education Partnership Advisory Council, and a director of the Town of Elkton Revitalization Committee. Mr. Lofland is a past Chairman of the Maryland Bankers Association Young Bankers Committee, the Cecil County Chamber of Commerce, Elkton Rotary Club, Cecil County Red Cross, Elkton Chamber of Commerce, Cecil County Arts Council, and the Chesapeake Hospice. Mr. Lofland, formerly of Havre de Grace, resides in Fair Hill, Maryland.

BRIAN L. LOCKHART is Vice President/Business Development Officer of Cecil Federal. Mr. Lockhart was employed with Waste Management for 16 years in its Sales Department before joining Cecil Federal in 2002. A lifelong Cecil County resident, Mr. Lockhart has been on Cecil Federal Bank's advisory board for the past 3 years. He is also a past president of the Rising Sun Business Association, member of the Union Hospital's Health Services Board of Directors, Mount Aviat Board of Directors, member of Good Shepherd Parish, and Member/Owner of Chesapeake Bay Golf Course. Brian resides in Rising Sun, Maryland.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Documents Filed as Part of this Report
              --------------------------------------

         (1)  Financial Statements.
         The following financial statements are filed in Item 7 of this report:
                  Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Income for the Years Ended
                    December 31, 2004 and 2003
                  Consolidated Statements of Changes in Stockholders' Equity for
                    the Years Ended December 31, 2004 and 2003
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2004 and 2003 Notes to Consolidated Financial Statements.

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

3.2               Bylaws of Cecil Bancorp, Inc.                      Exhibit 3.2 to Form 10-KSB for the year ended
                                                                     December 31, 2002, SEC File No. 0-24926.

3.3               Articles of Incorporation of Cecil Federal Bank,   Exhibit 3.3 to Form 10-KSB for the year ended
                  Inc.                                               December 31, 2003, SEC File No. 0-24926.

3.4               Bylaws of Cecil Federal Bank                       Exhibit 3.4 to Form 10-KSB for the year ended
                                                                     December 31, 2003, SEC File No. 0-24926.

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

10.3*             Cecil Bancorp, Inc. Management Recognition Plan    Exhibit to Company's Proxy Statement for its
                                                                     Annual Meeting of May 25, 1995 (File No.
                                                                     0-24926).

10.4*             Cecil Federal Savings Bank Retirement Plan for     Exhibit 10.4 to Form 10-KSB for the year
                  Non-Employee Directors                             ended December 31, 1994, SEC File No. 0-24926.

10.5*             Columbian Bank, a Federal Savings Bank 1994        Columbian Bank, a Federal saving Bank,
                  Stock Option and Incentive Plan                    Registration Statement on Form S-B.

10.6*             Cecil Federal Bank Supplemental Executive          Exhibit 10.1 to the Company's Quarterly
                  Retirement Plan covering Charles F. Sposato,       Report on Form 10-QSB for the quarterly
                  Chairman; Mary B. Halsey, President and Chief      period ending June 30, 2003
                  Executive Officer; and Brian J. Hale, Executive
                  Vice President and Chief Operating Officer and
                  related agreements with such officers

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

                                         CECIL BANCORP, INC.

March 22, 2005                           By: /s/ Mary B. Halsey
                                         --------------------------------------
                                         Mary B. Halsey
                                         President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mary B. Halsey                                  Date: March 22, 2005
----------------------------------------
Mary B. Halsey
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mary B. Halsey                                  Date: March 22, 2005
----------------------------------------
Mary B. Halsey
President and Chief Executive Officer
(Principal Financial and Accounting Officer)

By: /s/ Charles F. Sposato                              Date: March 22, 2005
----------------------------------------
Charles F. Sposato
Chairman of the Board

By: /s/ Donald F. Angert                                Date: March 22, 2005
----------------------------------------
Donald F. Angert
Director

By: /s/ Robert L. Johnson                               Date: March 22, 2005
----------------------------------------
Robert L. Johnson
Director

By: /s/ Matthew G. Bathon                               Date: March 22, 2005
----------------------------------------
Matthew G. Bathon
Director

By: /s/ Thomas L. Vaughan, Sr.
----------------------------------------
Thomas L. Vaughan, Sr.                                 Date: March 22, 2005
Director