Form 10QSB
period 2005-03-31
CECIL BANCORP INC
filed 2005-05-13
CIK 926865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2005.

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

                                    1,634,054
                                    ---------

                       CECIL BANCORP INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements (unaudited)

                         Consolidated Balance Sheets -
                         March 31, 2005 and December 31, 2004                                                  3-4

                         Consolidated Statements of Income and Comprehensive Income
                         for the Three Months Ended March 31, 2005 and 2004                                    5-6

                         Consolidated Statements of Cash Flows
                         for the Three Months Ended March 31, 2005 and 2004                                      7

                         Notes to Consolidated Financial Statements                                            8-9


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                           10-16

           ITEM 3.       Controls and Procedures                                                                16

PART II. OTHER INFORMATION                                                                                      17

SIGNATURES                                                                                                      18

CERTIFICATIONS                                                                                                  19

PART I.       Financial Information




                      CECIL BANCORP, INC. AND SUBSIDIARIES
                          ITEM 1: FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        March 31,         December 31,
                                                                          2005               2004
                                                                      ------------        ------------
                                                                      (unaudited)

Cash and due from banks                                               $  1,283,618        $  1,298,979
Interest bearing deposits with banks                                       730,811           2,935,017
Investment securities:
   Securities available-for-sale at fair value                           2,276,598           2,257,118

   Securities held-to-maturity (fair value of $3,475,155
     in 2005 and $3,489,695 in 2004)                                     3,477,041           3,490,664

Loans receivable                                                       186,858,780         174,979,335
   Less allowance for loan losses                                       (1,188,715)         (1,189,208)
                                                                      ------------        ------------

       Net loans receivable                                            185,670,065         173,790,127
                                                                      ------------        ------------

Premises and equipment - net of accumulated depreciation                 6,391,171           6,138,579
Restricted investment securities - at cost                               1,854,800           2,278,300
Accrued interest receivable                                                785,719             755,145
Goodwill                                                                 2,182,144           2,182,144
Other intangible assets                                                    146,099             142,710
Bank owned life insurance                                                4,183,465           4,137,053
Other assets                                                               953,451             974,207
                                                                      ------------        ------------

       TOTAL ASSETS                                                   $209,934,982        $200,380,043
                                                                      ============        ============


See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31,         December 31,
                                                                          2005                2004
                                                                      ------------        ------------
                                                                      (unaudited)
LIABILITIES:
   Deposits                                                           $161,309,965        $140,840,908
   Other liabilities                                                     1,626,177           1,365,466
   Advances from Federal Home Loan Bank of Atlanta                      28,207,143          39,857,143
                                                                      ------------        ------------

       Total liabilities                                               191,143,285         182,063,517
                                                                      ------------        ------------



STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000
     shares, issued and outstanding 1,634,054 shares in
     2005 and 2004                                                          16,341              16,341
   Additional paid in capital                                            8,377,211           8,377,211
   Retained earnings                                                    10,413,855           9,929,231
   Accumulated other comprehensive loss, net                               (15,710)             (6,257)
                                                                      ------------        ------------

       Total stockholders' equity                                       18,791,697          18,316,526
                                                                      ------------        ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                       $209,934,982        $200,380,043
                                                                      ============        ============


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                              For the Three Months Ended March 31,
                                                                                2005                       2004
                                                                             -----------                -----------

INTEREST INCOME:
   Interest and fees on loans                                                $ 3,104,411                $ 2,256,835
   Interest on investment securities                                              36,712                     22,306
   Dividends on Federal Home Loan and Federal Reserve Bank stock                  22,800                     10,943
   Other interest-earning assets                                                   8,774                      5,326
                                                                             -----------                -----------

       Total interest income                                                   3,172,697                  2,295,410
                                                                             -----------                -----------

INTEREST EXPENSE:
   Interest expense on deposits                                                  780,800                    543,111
   Interest expense on Federal Home Loan Bank advances                           290,792                    120,152
                                                                             -----------                -----------

       Total interest expense                                                  1,071,592                    663,263
                                                                             -----------                -----------

       Net interest income                                                     2,101,105                  1,632,147

   Provision for loan losses                                                      30,000                     55,000
                                                                             -----------                -----------

       Net interest income after provision for loan losses                     2,071,105                  1,577,147
                                                                             -----------                -----------

NONINTEREST INCOME:
   Checking account fees                                                         102,316                     73,640
   ATM fees                                                                       15,571                     10,507
   Commission income                                                              13,978                     12,885
   Gain on sale of real estate loans                                              33,261                     35,486
   Income from bank owned life insurance                                          46,412                     51,393
   Other                                                                          11,086                     13,466
                                                                             -----------                -----------

       Total noninterest income                                                  222,624                    197,377
                                                                             -----------                -----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                845,678                    724,240
   Occupancy expense                                                             116,658                     83,565
   Equipment and data processing expense                                         167,787                    120,596
   SAIF deposit insurance premium                                                  4,851                      3,471
   Other                                                                         259,552                    207,813
                                                                             -----------                -----------

       Total noninterest expense                                               1,394,526                  1,139,685
                                                                             -----------                -----------

INCOME BEFORE INCOME TAXES                                                       899,203                    634,839

INCOME TAX EXPENSE                                                               332,876                    224,863
                                                                             -----------                -----------

NET INCOME                                                                   $   566,327                 $  409,976
                                                                             ===========                 ==========


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                   (Continued)


                                            For the Three Months Ended March 31,

                                                2005               2004
                                             ----------          ---------




NET INCOME                                    $ 566,327          $ 409,976

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                      (9,453)             4,477
                                              ---------          ---------

TOTAL COMPREHENSIVE INCOME                    $ 556,874          $ 414,453
                                              =========          =========




Earnings per common share - basic             $    0.35          $   0.26
                                              =========          ========

Earnings per common share - diluted           $    0.35          $   0.25
                                              =========          ========

Dividends paid per common share               $    0.05          $   0.05
                                              =========          ========


See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the Three Months Ended March 31,
                                                                                       2005                  2004
                                                                                   ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    566,327           $   409,976
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                                     75,048                58,795
       Provision for loan losses                                                         30,000                55,000
       Gain on sale of loans                                                            (33,261)              (35,486)
       Loss on disposal of premises and equipment                                        11,189                 -
       Increase in cash surrender value of bank owned life insurance                    (46,412)              (51,393)
       Deferred income taxes                                                              -                   (36,637)
       Excess servicing rights                                                          (16,177)              (14,927)
       Reinvested dividends                                                              (5,288)              (12,815)
       Origination of loans held for sale                                            (1,298,826)           (1,165,200)
       Proceeds from sales of loans held for sale                                     1,318,690             1,200,686
       Net change in:
         Accrued interest receivable and other assets                                    (3,870)              298,119
         Other liabilities                                                              260,711               212,516
                                                                                   ------------           -----------
              Net cash provided by operating activities                                 858,131               918,634
                                                                                   ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                                (37,500)              (37,500)
   Purchases of investment securities held to maturity                               (2,467,695)           (3,486,333)
   Net redemption (purchase) of stock in Federal Home Loan Bank                         423,500              (150,000)
   Proceeds from sales, maturities, calls and principal payments of
     investment securities available-for-sale                                             7,545                14,825
   Proceeds from maturities, calls and principal payments of
     investment securities held to maturity                                           2,500,000             3,500,000
   Net increase in loans                                                            (11,896,541)           (7,031,648)
   Purchases of property and equipment - net                                           (344,361)             (700,974)
                                                                                   ------------           -----------
              Net cash used in investing activities                                 (11,815,052)           (7,891,630)
                                                                                   ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                          20,469,057             2,032,727
   Increase in advance payments by borrowers for
     property taxes and insurance                                                         -                   233,547
   Proceeds from issuance of common stock                                                 -                    77,209
   Net (decrease) increase in advances from Federal Home Loan Bank                  (11,650,000)            2,250,000
   Payments of cash dividends                                                           (81,703)              (80,297)
                                                                                   ------------           -----------
              Net cash provided by financing activities                               8,737,354             4,513,186
                                                                                   ------------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,219,567)           (2,459,810)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      4,233,996             5,693,288
                                                                                   ------------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  2,014,429            $3,233,478
                                                                                   ============           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for income taxes                                                      $    153,326           $    12,020
                                                                                   ============           ===========
   Cash paid for interest                                                          $  1,071,821           $   662,335
                                                                                   ============           ===========

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


1. GENERAL

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. FINANCIAL STATEMENT PREPARATION

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Estimates are used when accounting for uncollectible loans, depreciation and amortization, intangible assets, employee benefit plans and contingencies, among others. Actual results could differ from those estimates.

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

                                                                 Three Months Ended March 31,
                                                               ---------------------------------
                                                                  2005                   2004
                                                               ----------             ----------

Basic:
    Net Income available to common stockholders                $  566,327             $  409,976
                                                               ---------------------------------

    Average common shares outstanding                           1,634,054              1,602,114
                                                               ---------------------------------

                Basic net income per share                     $     0.35             $     0.26
                                                               =================================

Diluted:
    Net Income available to common stockholders                $  566,327             $  409,976
                                                               ---------------------------------

    Average common shares outstanding                           1,634,054              1,602,114
    Stock option adjustment                                         4,315                  9,448
                                                               ---------------------------------

    Average common shares outstanding - diluted                 1,638,369              1,611,562
                                                               ---------------------------------

                 Diluted net income per share                  $     0.35             $     0.25
                                                               =================================

4. FAIR VALUE ACCOUNTING FOR STOCK PLANS

Stock-Based Compensation

         The Company's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of the grant.

         The exercise price for all options granted was equal to the market price of the common stock at the date of the grant, and accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation expense for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the three month periods ended March 31, 2005 and 2004:

                                                        2005            2004
                                                     ----------      ----------

  Net income, as reported                            $  566,327      $  409,976

  Less: total option expense determined under
    fair value method for all options awards, net
    of related tax effects                               -               (1,637)
                                                     ----------      ----------

  Pro forma net income                               $  566,327      $  408,339
                                                     ==========      ==========

  Pro forma net income per share:
    Basic - as reported                              $     0.35      $     0.26
                                                     ==========      ==========
    Basic - pro forma                                $     0.35      $     0.25
                                                     ==========      ==========
    Diluted - as reported                            $     0.35      $     0.25
                                                     ==========      ==========
    Diluted - pro forma                              $     0.35      $     0.25
                                                     ==========      ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

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

         Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton, Rising Sun, North East, and Cecilton, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

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


ASSET/LIABILITY MANAGEMENT

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company's asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank's lending policy emphasizes the origination of loans secured by real estate as either one-year, three-year, or five-year adjustable rate loans. Commercial loans are primarily index-based variable rate loans with an average monthly frequency of change. Consumer loans are originated as short-term (less than five years) fixed rate loans and index-based variable rate loans with an average monthly frequency of rate change. The Bank is currently originating residential mortgage loans for sale in the secondary market. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

         The Company's assets increased by $9,554,939, or 4.8% to $209,934,982 at March 31, 2005 from $200,380,043 at December 31, 2004, primarily as a result of increases in the loans receivable portfolio. This increase was funded by an increase in deposits and a decrease in interest bearing deposits held at other banks, partially offset by a decrease in advances from the Federal Home Loan Bank of Atlanta. Cash and due from banks decreased by $15,361 or 1.2% to $1,283,618 at March 31, 2005 from $1,298,979 at December 31, 2004.
Interest-bearing cash decreased by $2,204,206 or 75.1% to $730,811 at March 31, 2005 from $2,935,017 at December 31, 2004 primarily to fund growth in the loan portfolio and pay back advances from the Federal Home Loan Bank of Atlanta. Investment securities held to maturity decreased $13,623, or 0.4%, to $3,477,041 at March 31, 2005 from $3,490,664 at December 31, 2004. Investment securities available for sale increased $19,480 or 0.9%, to $2,276,598 at March 31, 2005 from $2,257,118 at December 31, 2004. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, decreased $423,500 during this period as a result of the ongoing review by the FHLB of investment requirements. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 4.25%.

         The loans receivable portfolio, net of the allowance for loan losses, increased by $11,879,938, or 6.8%, to $185,670,065 at March 31, 2005 from
$173,790,127 at December 31, 2004, primarily as a result of growth in commercial loans (up $3.7 million, or 7.4%), residential mortgage lending (up $8.5 million or 12.4%), and commercial real estate (up $8.2 million, or 31.3%), offset in part by declines in consumer loans and construction loans totaling $9.3 million. The allowance for loan losses remained consistent during the period.

         Premises and equipment increased $252,592 or 4.1% to $6,391,171 at March 31, 2005 from $6,138,579 at December 31, 2004 due to branch expansion. Accrued interest receivable increased by $30,574, or 4.0%, to $785,719 at March 31, 2005 from $755,145 at December 31, 2004 as a result of the increase in the loan portfolio. Bank owned life insurance increased by $46,412, or 1.1%, as a result of an increase in the cash surrender value. Other assets remained stable, decreasing $20,756 or 2.1% to $953,451 at March 31, 2005 from $974,207 at
December 31, 2004.

         The Company's liabilities increased $9,079,768 or 5.0% to $191,143,285 at March 31, 2005 from $182,063,517 at December 31, 2004. The increase in deposits of $20,469,057 or 14.5% to $161,309,965 at March 31, 2005 from
$140,840,908 at December 31, 2004, was mainly due to increases in certificates of deposit (up $17.7 million, or 25.2%) and regular checking (up $1.3 million, or 9.9%). Advances from the Federal Home Loan Bank of Atlanta decreased $11,650,000, or 29.2%, to $28,207,143 at March 31, 2005 from $39,857,143 at
December 31, 2004. The Company was able to significantly reduce its overnight advances as a result of the increase in deposits. Other liabilities increased $260,711 or 19.1% to $1,626,177 at March 31, 2005 from $1,365,466 at December
31, 2004, primarily due to increases in income taxes payable and the accrual to fund the Company's supplemental executive retirement plan.

         The Company's stockholders' equity increased by $475,171 or 2.6% to $18,791,697 at March 31, 2005 from $18,316,526 December 31, 2004. This increase is primarily due to an increase in retained earnings of $484,624, or 4.9% to $10,413,855 at March 31, 2005 from $9,929,231 at December 31, 2004. This increase is a result of net income of $566,327, offset in part by the Company's regular cash dividend of $0.05 per share, or $81,703, for the quarter ended March 31, 2005.



COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         Net income for the three-month period ended March 31, 2005 increased $156,351, or 38.1% to $566,327 as compared to net income for the same period in 2004 of $409,976. This increase was primarily the result of increases in net interest income, partially offset by increases in noninterest expense and income taxes. Diluted net income per share increased 40.0% to $0.35 for the three-month period ended March 31, 2005 as compared to $0.25 for the same period in 2004. The annualized return on average assets and annualized return on average equity were 1.10% and 12.15% respectively, for the three-month period ended March 31, 2005. This compares to an annualized return on average assets and annualized return on average equity of 1.08% and 9.65% respectively, for the same period in 2004.

         Net interest income, the Company's primary source of income, increased 28.7%, or $468,958 to $2,101,105 for the three months ended March 31, 2005, from $1,632,147 over the same period in 2004. The weighted average yield on interest earning assets increased to 6.61% for the three months ended March 31, 2005 from 6.52% for the three months ended March 31, 2004. The weighted average rate paid on interest bearing liabilities increased to 2.48% for the three months ended March 31, 2005 from 2.11% for the three months ended March 31, 2004. The weighted average yield earned and weighted average rate paid increased in the first quarter of 2005 due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities has increased more rapidly, as the Company has increased rates on deposits to gain market share. As a result, the net interest spread decreased to 4.13% from 4.41% and the net interest margin decreased to 4.38% for the three months ended March 31, 2005 as compared to 4.64% for the three months ended March 31, 2004.

         Interest and fees on loans increased by $847,576 or 37.6%, to $3,104,411 for the three months ended March 31, 2005 from $2,256,835 for the three months ended March 31, 2004. The increase is attributable to a significant increase in the average balance outstanding, partially offset by a slight decrease in the weighted-average yield. The average balance outstanding increased by $49,326,129 or 37.7%, to $180,200,599 for the three months ended March 31, 2005 from $130,874,470 for the three months ending March 31, 2004. The weighted-average yield decreased to 6.89% for the three months ended March 31, 2005 from 6.90% for the three months ended March 31, 2004.

         Interest on investment securities increased $14,406 or 64.6% to $36,712 for the three months ended March 31, 2005 from $22,306 for the three months ended March 31, 2004. The average outstanding balance increased $341,422, or 6.3%, to $5,743,203 for the three months ended March 31, 2005 from $5,401,781 for the three months ended March 31, 2004. The weighted-average yield increased to 2.56% for the three months ended March 31, 2005 from 1.65% for the three months ended March 31, 2004.

         Dividends on Federal Reserve and Federal Home Loan Bank stock increased $11,857 or 108.4% to $22,800 for the three months ended March 31, 2005 from $10,943 for the three months ended March 31, 2004. The average outstanding balance increased $1,170,321, or 123.1%, to $2,121,342 for the three months ended March 31, 2005 from $951,021 for the three months ended March 31, 2004. The weighted-average yield decreased to 4.30% for the three months ended March 31, 2005 from 5.71% for the three months ended March 31, 2004.

         Interest on other interest earning assets increased $3,448 or 64.7% to $8,774 for the three months ended March 31, 2005 from $5,326 for the three months ended March 31, 2004. The average outstanding balance increased $194,606, or 5.4%, to $3,788,912 for the three months ended March 31, 2005 from $3,594,306 for the three months ended March 31, 2004. The weighted-average yield increased to 0.93% for the three months ended March 31, 2005 from 0.59% for the three months ended March 31, 2004.

         Interest on deposits increased $237,689 or 43.8% to $780,800 for the three months ended March 31, 2005 from $543,111 for the three months ended March 31, 2004. The average balance outstanding increased $30,502,756, or 25.5% to $150,135,570 for the three months ended March 31, 2005 from $119,632,814 for the same period in 2004. The weighted-average rate paid on interest bearing deposits increased to 2.29% for the three months ended March 31, 2005 from 1.96% for the three months ended March 31, 2004. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $170,640, or 142.0% to $290,792 for the three months ended March 31, 2005 from $120,152 for the three months ended March 31, 2004. The average balance outstanding increased $22,005,421, or 155.0%, for the period noted above. The weighted average rate decreased to 3.21% for the three months ended March 31, 2005 from 3.39% for the three months ended March 31, 2004.

         Noninterest income increased 12.8%, or $25,247 for the three months ended March 31, 2005, over the same period in 2004. Checking account fees increased $28,676, or 38.9% to $102,316 for the three months ended March 31, 2005 from $73,640 for the three months ended March 31, 2004, primarily due to growth in the deposit portfolio. ATM fees increased $5,064, or 48.2%, to $15,571 for the three months ended March 31, 2005 from $10,507 over the same period in 2004. Income from bank owned life insurance decreased $4,981, or 9.7%, to $46,412 for the three months ended March 31, 2005 over the same period in 2004.

         Noninterest expense increased 22.4%, or $254,841 for the three months ended March 31, 2005, over the same period in 2004. Salary and employee benefits increased $121,438, or 16.8% for the three months ended March 31, 2005 over the same period in 2004. This increase is attributable to the hiring of additional employees for the new branches that opened in 2004, as well as increased sales and back office staff. Occupancy expense increased $33,093 or 39.6% to $116,658 for the three months ended March 31, 2005 from $83,565 for the three months ended March 31, 2004 due to the branch expansion during the second and third quarters of 2004. Equipment and data processing expense increased $47,191, or 39.1%, to $167,787 for the three months ended March 31, 2005 from $120,596 for the same period in 2004. This increase is attributed to the purchases of equipment to fill the new branches and the depreciation of this equipment. The Company experienced a loss of $11,189 on the disposal of premises and equipment during the three months ended March 31, 2005. The majority of the disposed equipment was computer hardware and software, as the Company continues to upgrade its IT systems. Other expenses increased $51,739, or 24.9%, to $259,552 for the three months ended March 31, 2005 compared to $207,813 during the same period in 2004, primarily due to increases in advertising, loan and appraisal expenses for the increased volume of loans, and postage.

         Income tax expense for the three-month periods ended March 31, 2005 and 2004 was $332,876 and $224,863, respectively, which equates to effective rates of 37.0% and 35.4% respectively.



Loans Receivable

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

                                                                  March 31,                       December 31,
                                                                    2005                              2004
                                                            ----------------------           ----------------------
                                                            Amount          %                Amount         %
                                                            ------        ------             ------       ------
                                                                            (Dollars in thousands)
Type of Loan
Real estate loans:
  Construction loans .....................................  $   6,391       3.42%            $ 14,556       8.32%
  One- to four-family residential and home equity ........     77,550      41.50               69,012      39.44
  Multi-family residential................................      4,768       2.55                4,422       2.53
  Land....................................................      2,587       1.39                2,182       1.25
  Commercial..............................................     34,376      18.40               26,174      14.96

Commercial business loans*................................     53,134      28.44               49,474      28.27

Consumer loans:
  Automobile loans........................................        735       0.39                  745       0.42
  Education loans.........................................         26       0.01                   18       0.01
  Savings account loans...................................        875       0.47                  730       0.42
  Personal loans..........................................      6,417       3.43                7,666       4.38
                                                            ---------     ------             --------     ------
      Gross loans.........................................    186,859     100.00%             174,979     100.00%
                                                                          ======                          ======

Less: allowance for loan losses...........................     (1,189)                         (1,189)
                                                            ---------                        --------

     Total loans..........................................  $ 185,670                        $173,790
                                                            =========                        ========

* Commercial business loans above include loans primarily for business purposes that are secured by real estate.

Nonperforming Assets


Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, troubled debt restructurings; and other real estate (assets acquired in settlement of loans). The following table sets forth certain information with respect to nonperforming assets.

                                                                            March 31,          December 31,
(Dollars in thousands)                                                        2005                 2004
-----------------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                                $ 1,300               $ 2,092
Loans and leases 90 days or more past due                                       105                    28
Restructured loans and leases                                                     0                     0
                                                                            -------               -------
Total nonperforming loans and leases                                          1,405                 2,120
Other real estate owned, net                                                      0                     0
                                                                            -------               -------
Total nonperforming assets                                                  $ 1,405               $ 2,120
                                                                            =======               =======
Nonperforming loans and leases to total loans                                   .75%                 1.22%
Nonperforming assets to total assets                                            .67                  1.06
Allowance for loan losses to non-performing loans and leases                  84.63                 56.08


Analysis of Allowance for Loan Losses


         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances and a formula allowance. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk grading, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allocations credits. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade or category of loans, based primarily on the credit risk factors employed by bank examiners at their most recent periodic examination of the Bank. Bank regulatory examinations usually occur each year. In these examinations, the examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses. Management adjusts the credit risk factors from time to time, however, based upon current conditions, which may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Management also may establish an unallocated allowance based upon its evaluation of various conditions that are not directly measured in the formula and specific allowances. All of the allowance for loan losses was allocated at March 31, 2005. Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, as noted above, federal and state financial institution examiners, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. During the first three months of 2005, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

         Management determined that the appropriate allowance for loan losses at March 31, 2005 was $1,188,715, (0.64% of total loans), a decrease of $493 from the $1,189,208 allowance (0.68% of loans) at December 31, 2004. The decrease in the allowance is primarily due to the charge-offs of nonperforming loans during the first quarter of 2005. Annualized net charge offs for the first three months of 2005 were 0.07% of average loans, while net recoveries were 0.02% of average loans for the year 2004. The provision for loans losses required for the first three months of 2005 and 2004 was $30,000 and $55,000, respectively.

A summary of activity in the allowance is shown below.

                                                                         3 Months Ended        12 Months Ended
                                                                         --------------       -----------------
                                                                         March 31, 2005       December 31, 2004
                                                                         --------------       -----------------
                                                                                    (In thousands)

Balance at beginning of period.......................................       $ 1,189               $   786
                                                                            -------               -------

Loans charged-off:
  Residential real estate mortgage loans.............................             0                     0
  Commercial.........................................................           (19)                   (9)
  Consumer...........................................................           (17)                  (63)
                                                                            -------               -------
Total charge-offs....................................................           (36)                  (72)
                                                                            -------               -------
Recoveries:
  Residential real estate mortgage loans.............................             0                     0
  Commercial.........................................................             0                     0
  Consumer...........................................................             6                   105
                                                                            -------               -------
Total recoveries.....................................................             6                   105
                                                                            -------               -------
Net (charge-offs) recoveries.........................................           (30)                   33
                                                                            -------               -------
Provision for loan losses............................................            30                   370
                                                                            -------               -------
Balance at end of period.............................................       $ 1,189               $ 1,189
                                                                            =======               =======
Net (charge-offs) recoveries to average loans
  outstanding during the period (annualized).........................         (0.07)%                0.02%
Allowance for loan losses to loans...................................          0.64%                 0.68%
Allowance for loan losses to nonperforming loans.....................         84.63%                56.08%

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal at the dates indicated.

                                     Balance at                             Balance at
                                      March 31,            %                December 31,       %
                                        2005            Deposits               2004         Deposits
                                     ----------         --------            ------------    --------
                                                             (Dollars in thousands)

Regular checking.................     $  14,364          8.90%               $ 13,074           9.28%
NOW accounts.....................        11,469          7.12                  11,682           8.29
Passbook.........................        12,169          7.54                  11,712           8.32
Statement savings................         7,782          4.82                   6,944           4.93
Money market.....................         7,296          4.52                   7,071           5.02
Holiday club.....................           155           .10                      66           0.05
Certificates of Deposit..........        88,307         54.74                  70,558          50.10
IRA Certificates of Deposit......         9,398          5.83                   9,104           6.46
Money Market Certificates........        10,370          6.43                  10,630           7.55
                                      ---------        ------                --------         ------
Total Deposits...................     $ 161,310        100.00%               $140,841         100.00%
                                      =========        ======                ========         ======

Capital Adequacy


         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company's principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios as of March 31, 2005 and 2004.

                                                                        Regulatory Minimums
                                                                 --------------------------------
                                     2005          2004              Well             Adequately
                                    Actual        Actual         Capitalized          Capitalized
                                    ------        ------         -----------          -----------
Total risk-based capital ratio:
         Consolidated               11.25%        12.80%            N/A                  8.00%
         The Bank                   11.07%        12.43%           10.00%                8.00%
Tier 1 risk-based capital ratio:
         Consolidated               10.50%        12.11%            N/A                  4.00%
         The Bank                   10.32%        11.75%            6.00%                4.00%
Tangible capital ratio:
         Consolidated                8.07%         9.87%            N/A                  4.00%
         The Bank                    8.06%         9.76%            5.00%                4.00%

          As of March 31, 2005 and 2004, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company's or the Bank's regulators.


Item 3. Controls and Procedures

     Cecil Bancorp's management, under the supervision and with the participation of its President and Chief Executive Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.       Other Information:



      Item 1.  Legal Proceedings -

               Not Applicable



      Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -

               Not Applicable



      Item 3.  Defaults Upon Senior Securities -

               Not Applicable



      Item 4.  Submission of Matters to a Vote of Security Holders -

               Not Applicable



      Item 5.  Other Information -

               Not Applicable



      Item 6.  Exhibits -

               Exhibit 31        Rule 13a-14(a)/15d-14(a) Certification
               Exhibit 32        18 U.S.C. Section 1350 Certification

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      CECIL BANCORP, INC.



Date: May 12, 2005                    by: /s/ Mary Beyer Halsey
                                          -------------------------

                                      Mary Beyer Halsey

                                      President and Chief Executive Officer