Form 10QSB
period 2005-06-30
CECIL BANCORP INC
filed 2005-08-09
CIK 926865

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005.

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

                                    1,636,330

                       CECIL BANCORP INC. AND SUBSIDIARIES
                                    CONTENTS

                                                                                                               PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements

                         Consolidated Balance Sheets -
                         June 30, 2005 (unaudited) and December 31, 2004                                         3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)                 4-5

                         Consolidated Statements of Cash Flows
                         for the Six Months Ended June 30, 2005 and 2004 (unaudited)                             6

                         Notes to Consolidated Financial Statements (unaudited)                                7-8


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                            9-16

           ITEM 3.       Controls and Procedures                                                                16

PART II. OTHER INFORMATION                                                                                      17

SIGNATURES                                                                                                      18

EXHIBITS                                                                                                     19-22

PART I.  Financial Information

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                          ITEM 1: FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,                 December 31,
                                                                              2005                       2004
                                                                         ---------------           ----------------
                                                                           (Unaudited)
ASSETS:
Cash and due from banks                                                  $     1,880,338           $      1,298,979
Interest bearing deposits with banks                                           2,427,162                  2,935,017
Investment securities:
   Securities held-to-maturity (fair value of $3,485,880
     in 2005 and $3,489,695 in 2004)                                           3,486,653                  3,490,664
   Securities available-for-sale at fair value                                 2,289,455                  2,257,118
Loans receivable                                                             204,437,790                174,979,335
   Less: allowance for loan losses                                            (1,210,955)                (1,189,208)
                                                                         ----------------          -----------------
       Net loans receivable                                                  203,226,835                173,790,127
Premises and equipment - net of accumulated depreciation                       6,871,720                  6,138,579
Restricted investment securities - at cost                                     2,524,300                  2,278,300
Accrued interest receivable                                                      825,566                    755,145
Goodwill                                                                       2,182,144                  2,182,144
Other intangible assets                                                          151,493                    142,710
Bank owned life insurance                                                      4,889,327                  4,137,053
Other assets                                                                   2,834,530                    974,207
                                                                         ---------------           ----------------

       TOTAL ASSETS                                                      $   233,589,523           $    200,380,043
                                                                         ===============           ================
LIABILITIES:
   Deposits                                                              $   171,234,943           $    140,840,908
   Other liabilities                                                           1,437,716                  1,365,466
   Advances from Federal Home Loan Bank of Atlanta                            41,585,714                 39,857,143
                                                                         ---------------           ----------------

       Total liabilities                                                     214,258,373                182,063,517
                                                                         ---------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,636,330 shares in
     2005 and 1,634,054 shares in 2004                                            16,363                     16,341
   Additional paid in capital                                                  8,417,019                  8,377,211
   Retained earnings                                                          10,911,330                  9,929,231
   Accumulated other comprehensive loss, net                                     (13,562)                    (6,257)
                                                                         ----------------          -----------------

       Total stockholders' equity                                             19,331,150                 18,316,526
                                                                         ---------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   233,589,523              $ 200,380,043
                                                                         ===============              =============

        See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)



                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                         ---------------------------              -------------------------
                                                           2005                2004               2005                  2004
                                                        ---------           ---------         ----------             ---------
INTEREST INCOME:
  Interest and fees on loans                           $3,433,364          $2,500,262         $6,537,775            $4,757,097
  Interest on investment securities                        43,489              23,139             80,201                45,445
  Dividends on FHLB and FRB stock                          26,159               6,987             48,959                17,930
  Other interest-earning assets                             5,239               4,370             14,013                 9,696
                                                      -----------         -----------        -----------            ----------
      Total interest income                             3,508,251           2,534,758          6,680,948             4,830,168
                                                      -----------         -----------        -----------            ----------


INTEREST EXPENSE:
  Interest expense on deposits                            949,303             558,067          1,730,103             1,101,178
  Interest expense on advances from FHLB                  332,094             164,593            622,886               284,745
                                                      -----------         -----------        -----------            ----------
      Total interest expense                            1,281,397             722,660          2,352,989             1,385,923
                                                      -----------         -----------        -----------            ----------

      Net interest income                               2,226,854           1,812,098          4,327,959             3,444,245

  Provision for loan losses                                30,000              55,000             60,000               110,000
                                                      -----------         -----------        -----------            ----------
      Net interest income after
         provision for loan losses                      2,196,854           1,757,098          4,267,959             3,334,245
                                                      -----------         -----------        -----------            ----------

NONINTEREST INCOME:
  Checking account fees                                   114,595              75,909            216,911               149,549
  ATM fees                                                 26,669              17,214             42,240                27,721
  Commission income                                        36,211              18,222             50,189                31,107
  Gain on sale of loans                                    30,585              49,722             63,846                85,208
  Income from bank owned life insurance                    55,860              51,393            102,272                86,894
  Other                                                    11,970             (31,806)            23,056                (2,448)
                                                      -----------         -----------        -----------            ----------
      Total noninterest income                            275,890             180,654            498,514               378,031
                                                      -----------         -----------        -----------            ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                          984,478             781,574          1,830,156             1,505,814
  Occupancy expense                                        92,518              71,447            209,176               155,012
  Equipment and data processing
      expense                                             181,812             133,267            349,599               253,863
  SAIF deposit insurance premium                            4,892               4,468              9,743                 7,939
  Other                                                   294,609             326,745            554,161               534,558
                                                      -----------         -----------        -----------            ----------
      Total noninterest expense                         1,558,309           1,317,501          2,952,835             2,457,186
                                                      -----------         -----------        -----------            ----------

INCOME BEFORE INCOME TAXES                                914,435             620,251          1,813,638             1,255,090

INCOME TAX EXPENSE                                        335,257             225,863            668,133               450,726
                                                      -----------         -----------        -----------            ----------

NET INCOME                                             $  579,178          $  394,388         $1,145,505            $  804,364
                                                      ===========         ===========        ===========            ==========

                      CECIL BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                   (Continued)


                                          Three Months Ended June 30,        Six Months Ended June 30,
                                          ---------------------------        -------------------------
                                            2005             2004               2005             2004
                                         ----------       ----------         ----------       ----------
NET INCOME                               $    579,178      $    394,388      $  1,145,505      $    804,364

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                     2,148           (21,080)           (7,305)          (16,603)
                                         ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE INCOME               $    581,326      $    373,308      $  1,138,200      $    787,761
                                         ============      ============      ============      ============



Earnings per common share - basic        $       0.35      $       0.24      $       0.70      $       0.50
                                         ============      ============      ============      ============


Earnings per common share - diluted      $       0.35      $       0.24      $       0.70      $       0.50
                                         ============      ============      ============      ============


Dividends paid per common share          $       0.05      $       0.05      $       0.10      $       0.10
                                         ============      ============      ============      ============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            For the Six Months Ended June 30,
                                                                              2005                       2004
                                                                              ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $  1,145,505       $    804,364
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                           141,286            114,756
         Provision for loan losses                                                60,000            110,000
         Gain of sale of loans                                                   (63,846)           (85,208)
         Loss on disposal of premises and equipment                               11,189               --
         Increase in cash surrender value of bank owned life insurance          (102,272)           (86,894)
         Excess servicing rights                                                 (27,815)           (37,285)
         Reinvested dividends                                                    (22,284)           (25,705)
         Origination of loans held for sale                                   (2,236,526)        (2,904,900)
         Proceeds from sales of loans held for sale                            2,276,799          2,990,108
         Net change in:
           Accrued interest receivable and other assets                            9,852            198,965
           Other liabilities                                                      72,250            196,402
                                                                            ------------       ------------
          Net cash provided by operating activities                            1,264,138          1,274,603
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                         (37,500)           (93,936)
   Purchases of investment securities held to maturity                        (3,453,598)        (4,481,374)
   Purchases of stock in Federal Home Loan Bank                                 (246,000)          (521,500)
   Proceeds from sales, maturities, calls and principal
     payments of investment securities available for sale                         14,822             51,173
   Proceeds from maturities, calls and principal
     payments of investment securities held to maturity                        3,500,000          4,500,000
   Net increase in loans                                                     (29,473,135)       (19,155,207)
   Purchases of bank owned life insurance                                       (650,000)          (650,000)
   Deposit on commercial property                                             (1,936,000)              --
   Purchases of property and equipment                                          (908,253)        (1,664,222)
                                                                            ------------       ------------
          Net cash used in investing activities                              (33,189,664)       (22,015,066)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                   30,394,035         10,886,303
    Decrease in advance payments by borrowers for
     property taxes and insurance                                                   --             (442,896)
    Proceeds from issuance of common stock                                        39,830            196,120
   Net increase in advances from Federal Home Loan Bank                        1,728,571          6,928,572
    Payments of cash dividends                                                  (163,406)          (161,614)
                                                                            ------------       ------------
          Net cash provided by financing activities                           31,999,030         17,406,485
                                                                            ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  73,504         (3,333,978)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,233,996          5,693,288
                                                                            ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  4,307,500       $  2,359,310
                                                                            ============       ============
Supplemental disclosures of cash flows information:
   Cash paid for income taxes                                               $    603,326       $    423,220
                                                                            ============       ============
   Cash paid for interest                                                   $  2,307,405       $  1,374,919
                                                                            ============       ============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


1. GENERAL

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.


2. FINANCIAL STATEMENT PREPARATION

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible loans, depreciation and amortization, intangible assets, employee benefit plans, and contingencies, among others. Actual results could differ from those estimates.

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

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                  ---------------------------       -------------------------
                                                      2005           2004             2005            2004
                                                   ----------      ---------       ----------      ----------
Basic:
  Net income available to common stockholders      $  579,178      $  394,388      $1,145,505      $  804,364
                                                   ----------      ----------      ----------      ----------

  Average common shares outstanding                 1,634,079       1,612,446       1,634,067       1,607,280
                                                   ----------      ----------      ----------      ----------

      Basic net income per share                   $     0.35      $     0.24      $     0.70      $     0.50
                                                   ==========      ==========      ==========      ==========

Diluted:
  Net income available to common stockholders      $  579,178      $  394,388      $1,145,505      $  804,364
                                                   ----------      ----------      ----------      ----------

  Average common shares outstanding                 1,634,079       1,612,446       1,634,067       1,607,280
  Stock option adjustment                               3,860           4,241           4,091           4,172
                                                   ----------      ----------      ----------      ----------
  Average common shares outstanding - diluted       1,637,939       1,616,687       1,638,158       1,611,452
                                                   ----------      ----------      ----------      ----------

      Diluted net income per share                 $     0.35      $     0.24      $     0.70      $     0.50
                                                   ==========      ==========      ==========      ==========

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

         The exercise price for all options granted was equal to the market price of the common stock at the date of the grant, and accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation expense for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the periods ended June 30, 2005 and 2004:

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                      ---------------------------       -------------------------
                                                         2005             2004             2005             2004
                                                     -----------      -----------      -----------      -----------
Net income, as reported                              $   579,178      $   394,388      $ 1,145,505      $   804,364

Less: total option expense determined under
  fair value method for all options awards, net
  of related tax effects                                    --             (1,637)            --             (1,637)
                                                     -----------      -----------      -----------      -----------

Pro forma net income                                 $   579,178      $   392,751      $ 1,145,505      $   802,727
                                                     ===========      ===========      ===========      ===========

Pro forma net income per share:
  Basic - as reported                                $      0.35      $      0.24      $      0.70      $      0.50
                                                     ===========      ===========      ===========      ===========
  Basic - pro forma                                  $      0.35      $      0.24      $      0.70      $      0.50
                                                     ===========      ===========      ===========      ===========
  Diluted - as reported                              $      0.35      $      0.24      $      0.70      $      0.50
                                                     ===========      ===========      ===========      ===========
  Diluted - pro forma                                $      0.35      $      0.24      $      0.70      $      0.49
                                                     ===========      ===========      ===========      ===========

5. RECENT EVENTS

         The Company recently completed its acquisition of a commercial property in Elkton, Maryland. The settlement of the property was completed subsequent to June 30, 2005. However, the Company paid a deposit of approximately $1.9 million prior to June 30. This deposit is classified as "Other Assets" on the consolidated balance sheet.

6. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation. SFAS 123R eliminates the alternative to apply APB No. 25, the intrinsic value method of accounting for the cost of employee services received in exchange for an award of equity instruments. SFAS 123R provides for the initial measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. The fair value of the award will be remeasured at each subsequent reporting date through the settlement date. In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for the Company's consolidated financial statements is January 1, 2006. The adoption of this standard is not expected to have a material effect on the financial condition, results of operations, or liquidity of the Company.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005

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


         Cecil Federal conducts its business though its main office in Elkton, Maryland, branches in Elkton, Rising Sun, North East, Cecilton, and Conowingo, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland.

         Cecil Federal's business strategy is to operate as an independent, community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status. Cecil Federal offers a full range of brokerage and investment services through a relationship with UVEST Investment Services.


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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

         The Company's assets increased by $33,209,480, or 16.6% to $233,589,523 at June 30, 2005 from $200,380,043 at December 31, 2004 primarily as a result of increases in loans receivable and other assets. This increase was funded by increases in deposits and advances from the Federal Home Loan Bank of Atlanta. Cash and due from banks increased by $581,359 to $1,880,338 at June 30, 2005 from $1,298,979 at December 31, 2004. Interest-bearing deposits decreased by $507,855, or 17.3% to $2,427,162 at June 30, 2005 from $2,935,017 at December
31, 2004. Investment securities held to maturity decreased $4,011, or 0.1%, to $3,486,653 at June 30, 2005 from $3,490,664 at December 31, 2004. Investment securities available for sale increased $32,337, or 1.4%, to $2,289,455 at June 30, 2005 from $2,257,118 at December 31, 2004. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased $246,000 during this period as a result of the review of investment requirements by the FHLB. Federal Home Loan Bank of Atlanta stock is currently paying an annualized dividend rate of 4.50%.

         The loans receivable portfolio, net of the allowance for loan losses, increased by $29,436,708, or 16.9% to $203,226,835 at June 30, 2005 from
$173,790,127 at December 31, 2004, primarily as a result of a $12.4 million (18.0%) increase in one-to-four family residential mortgages, a $1.3 million (58.2%) increase in land loans, a $12.9 million (49.2%) increase in commercial real estate loans, and a $8.6 million (17.5%) increase in commercial business loans, the majority of which are secured by real estate, offset in part by a $6.7 million (45.8%) decrease in construction loans. The allowance for loan losses increased by $21,747, or 1.8%, to $1,210,955 at June 30, 2005 from $1,189,208 at December 31, 2004.

         Premises and equipment increased by $733,141, or 11.9%, to $6,871,720 at June 30, 2005 from $6,138,579 at December 31, 2004. The increase includes funds allocated to the new branch in Conowingo, Maryland that opened in June 2005, as well as funds allocated for future expansion. Bank owned life insurance increased by $752,274, or 18.2%, to $4,889,327 at June 30, 2005 from $4,137,053 at December 31, 2004 due to an additional investment of $650,000, as well as an increase in the cash surrender value. Other assets increased $1,860,323 to $2,834,530 at June 30, 2005 from $974,207 at December 31, 2004 due to a
$1,936,000 deposit toward the acquisition of a commercial property that the Company intends on using as an operations facility.

         The Company's liabilities increased $32,194,856, or 17.7% to $214,258,373 at June 30, 2005 from $182,063,517 at December 31, 2004, primarily as a result of increases in deposits and advances from the Federal Home Loan Bank of Atlanta. Deposits increased $30,394,035, or 21.6% to $171,234,943 at June 30, 2005 from $140,840,908 at December 31, 2004. This increase was mainly due to local core funding increases in certificates of deposit (up $25.7 million, or 36.5%) and regular checking (up $3.5 million, or 27.1%), partially offset by a decrease in money market certificates (down $2.5 million, or 23.2%). Advances from the Federal Home Loan Bank of Atlanta increased $1,728,571, or 4.3%, to $41,585,714 at June 30, 2005 from $39,857,143 at December 31, 2004.
Other liabilities remained stable during the period.

         The Company's stockholders' equity increased by $1,014,624, or 5.5%, to $19,331,150 at June 30, 2005 from $18,316,526 at December 31, 2004. The increase is primarily the result of an increase in retained earnings of $982,099, or 9.9%, to $10,911,330 at June 30, 2005 from $9,929,231 at December 31, 2004. This increase is due to the net income of $1,145,505, partially offset by the Company's regular dividend of $.10 per share, or $163,406, for the six months ended June 30, 2005.


RESULTS OF OPERATIONS


Three Months Ended June 30, 2005: Net income for the three month period ended June 30, 2005 increased $184,790, or 46.9% to $579,178 as compared to net income for the same period in 2004 of $394,388. This increase was primarily the result of increases in net interest income and non-interest income, partially offset by increases in non-interest expense and income tax expense. Basic net income per share increased 45.8% to $0.35 for the three-month period ended June 30, 2005 as compared to $0.24 for the same period in 2004. Diluted earnings per share were $0.35 for the second quarter of 2005, an increase of 45.8% when compared to $0.24 for the same period in 2004. The annualized return on average assets and annualized return on average equity were 1.05% and 12.06% respectively, for the three-month period ended June 30, 2005. This compares to an annualized return on average assets and annualized return on average equity of 0.96% and 9.06% respectively, for the same period in 2004.

         Net interest income, the Company's primary source of income, increased 22.9%, or $414,756, to $2,226,854 for the three months ended June 30, 2005, from $1,812,098 over the same period in 2004. The weighted average yield on interest earning assets increased to 6.86% for the three months ended June 30, 2005 from 6.72% for the three months ended June 30, 2004. The weighted average rate paid on interest bearing liabilities increased to 2.77% for the three months ended June 30, 2005 from 2.13% for the three months ended June 30, 2004. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities has increased more rapidly, as the Company has increased rates on deposits to gain market share. As a result, the net interest margin decreased to 4.35% for the three months ended June 30, 2005 as compared to 4.80% for the same period in 2004.

         Interest and fees on loans increased by $933,102, or 37.3%, to $3,433,364 for the three months ended June 30, 2005 from $2,500,262 for the three months ended June 30, 2004. The increase is attributable to an increase in the average balance outstanding. The average balance outstanding increased by $52,671,559 to $193,960,709 for the three months ended June 30, 2005 from $141,279,150 for the three months ended June 30, 2004. The weighted-average yield remained constant at 7.08% for the three month periods ended June 30, 2005 and 2004.

         Interest on investment securities increased $20,350 or 87.9% to $43,489 for the three months ended June 30, 2005 from $23,139 for the three months ended June 30, 2004. The average outstanding balance decreased $423,398 for the three months ended June 30, 2005 over the three months ended June 30, 2004. The weighted-average yield increased to 3.02% for the three months ended June 30, 2005 from 1.50% for the three months ended June 30, 2004.

         Dividends on Federal Reserve and Federal Home Loan Bank stock increased $19,172 to $26,159 for the three months ended June 30, 2005 from $6,987 for the three months ended June 30, 2004. The average outstanding balance increased $1,036,738, or 84.4%, to $2,264,797 for the three months ended June 30, 2005 from $1,228,059 for the three months ended June 30, 2004. The weighted-average yield increased to 4.62% for the three months ended June 30, 2005 from 2.28% for the three months ended June 30, 2004.

         Interest on other interest earning assets increased $869 or 19.9% to $5,239 for the three months ended June 30, 2005 from $4,370 for the three months ended June 30, 2004. The average outstanding balance increased $417,509, or 19.2%, to $2,595,935 for the three months ended June 30, 2005 from $2,178,426 for the three months ended June 30, 2004. The weighted-average yield increased to 0.81% for the three months ended June 30, 2005 from 0.80% for the three months ended June 30, 2004.

         Interest on deposits increased $391,236 or 70.1% to $949,303 for the three months ended June 30, 2005 from $558,067 for the three months ended June 30, 2004. The average balance outstanding on interest-bearing deposits increased $34,314,830, or 29.9% to $148,956,232 for the three months ended June 30, 2005 from $114,641,402 for the three months ended June 30, 2004. The weighted-average rate paid on interest-bearing deposits increased to 2.55% for the three months ended June 30, 2005 from 1.95% for the three months ended June 30, 2004. Interest expense paid on borrowings increased $167,501, or 101.8%, to $332,094 for the three months ended June 30, 2005 from $164,593 for the three months ended June 30, 2004. The average balance outstanding increased $15,708,868, or 76.2% to $36,336,419 for the three months ended June 30, 2005 from $20,627,551 for the three months ended June 30, 2004. The weighted average rate increased to 3.66% for the three months ended June 30, 2005 from 3.19% for the three months ended June 30, 2004.

         Noninterest income increased 52.7%, or $95,236, for the three months ended June 30, 2005, over the same period in 2004. Checking account fees increased $38,686 or 50.1% to $114,595 for the three months ended June 30, 2005 from $75,909 for the three months ended June 30, 2004, primarily due to growth in the deposit portfolio. ATM fees increased $9,455 or 54.9% to $26,669 for the three months ended June 30, 2005 from $17,214 for the three months ended June 30, 2004. Commission income increased $17,989 or 98.7% to $36,211 for the three months ended June 30, 2005 from $18,222 for the three months ended June 30, 2004, as the Company has increased its investment and brokerage services staff, leading to increased volume. Gain on sale of loans decreased 38.5% to $30,585 for the three months ended June 30, 2005 from $49,722 for the three months ended June 30, 2004. As market rates have risen, the volume of fixed rate originations has slowed, and thus the sale of these loans in the secondary market has also declined. Other income increased $43,776 to $11,970 for the three months ended June 30, 2005. This increase is related to a decrease in activity on other real estate owned acquired in settlement of loans.

         Non-interest expense increased 18.3%, or $240,808 to $1,558,309 for the three months ended June 30, 2005, from $1,317,501 over the same period in 2004. Salaries and employee benefits increased 26.0% to $984,478 for the three months ended June 30, 2005 from $781,574 for the three months ended June 30, 2004. This is attributable to the hiring of additional employees for the new branches that opened in 2004, as well as increased sales and administrative staff. Occupancy expense increased $21,071, or 29.5%, to $92,518 for the three months ended June 30, 2005, as compared to $71,447 for the same period in 2004 due to the branch expansion that has taken place over the past year. Equipment and data processing expense increased $48,545, or 36.4%, to $181,812 for the three months ended June 30, 2005 from $133,267 for the three months ended June 30, 2004. This increase is attributable to the purchase of equipment to fill the new branches and the related depreciation of this equipment. Other expenses decreased $32,136, or 9.8%, to $294,609 for the three months ended June 30, 2005 from $326,745 for the three months ended June 30, 2004. This decrease is primarily due to decreases in loan collection expense and appraisal expense, as the Company recovered prior expenditures from loan customers.

         Income tax expense for the three-month period ended June 30, 2005 and 2004 was $335,257 and $225,863, respectively, which equates to effective rates of 36.7% and 36.4% respectively.

Six Months Ended June 30, 2005: Net income for the six month period ended June 30, 2005 increased $341,141, or 42.4%, to $1,145,505 as compared to net income for the same period in 2004 of $804,364. This increase was primarily the result of increases in net interest income and non-interest income, partially offset by increases in non-interest expenses and income tax expense. Basic and diluted net income per share both increased 40.0% to $0.70 for the six-month period ended June 30, 2005 as compared to $0.50 for the same period in 2004. The annualized return on average assets and annualized return on average equity were 1.07% and 12.10% respectively, for the six-month period ended June 30, 2005. This compares to an annualized return on average assets and annualized return on average equity of 1.02% and 9.35% respectively, for the same period in 2004.

         Net interest income, the Company's primary source of income, increased 25.7%, or $883,714, to $4,327,959 for the six months ended June 30, 2005, from
$3,444,245 over the same period in 2004. The weighted average yield on interest earning assets increased to 6.74% for the six months ended June 30, 2005 from 6.62% for the six months ended June 30, 2004. The weighted average rate paid on interest bearing liabilities increased to 2.63% for the six months ended June 30, 2005 from 2.12% for the six months ended June 30, 2004. Net interest margin was 4.37% for the six months ended June 30, 2005 as compared to 4.72% for the same period in 2004.

         Interest and fees on loans increased by $1,780,678 or 37.4%, to $6,537,775 for the six months ended June 30, 2005 from $4,757,097 for the six months ended June 30, 2004. The increase is attributable to an increase in the average balance outstanding. The average balance outstanding increased by $51,041,856 to $187,118,666 for the six months ended June 30, 2005 from $136,076,810 for the six months ended June 30, 2004. The weighted-average yield remained constant at 6.99% for the six months ended June 30, 2005 and 2004.

         Interest on investment securities increased $34,756 or 76.5% to $80,201 for the six months ended June 30, 2005 from $45,445 for the six months ended June 30, 2004. The average outstanding balance decreased $40,964 for the six months ended June 30, 2005 over the six months ended June 30, 2004. The weighted-average yield increased to 2.79% for the six months ended June 30, 2005 from 1.57% for the six months ended June 30, 2004.

         Dividends on Federal Reserve and Federal Home Loan Bank stock increased $31,029 to $48,959 for the six months ended June 30, 2005 from $17,930 for the six months ended June 30, 2004. The average outstanding balance increased $1,103,926, or 101.3%, to $2,193,466 for the six months ended June 30, 2005 from
$1,089,540 for the six months ended June 30, 2004. The weighted-average yield increased to 4.46% for the six months ended June 30, 2005 from 3.29% for the six months ended June 30, 2004.

         Interest on other interest earning assets increased $4,317 or 44.5% to $14,013 for the six months ended June 30, 2005 from $9,696 for the six months ended June 30, 2004. The average outstanding balance increased $302,762, or 10.5%, to $3,189,128 for the six months ended June 30, 2005 from $2,886,366 for the six months ended June 30, 2004. The weighted-average yield increased to 0.88% for the six months ended June 30, 2005 from 0.67% for the six months ended June 30, 2004.

         Interest on deposits increased $628,925 or 57.1% to $1,730,103 for the six months ended June 30, 2005 from $1,101,178 for the six months ended June 30, 2004. The average balance outstanding on interest-bearing deposits increased $29,658,051, or 26.3% to $142,454,280 for the six months ended June 30, 2005 from $112,796,229 for the six months ended June 30, 2004. The weighted-average rate paid on interest-bearing deposits increased to 2.43% for the six months ended June 30, 2005 from 1.95% for the six months ended June 30, 2004. Interest expense on borrowings increased $338,141, or 118.8%, to $622,886 for the six months ended June 30, 2005 from $284,745 for the six months ended June 30, 2004. The average balance outstanding increased $18,857,520, or 108.3% to $36,268,823 for the six months ended June 30, 2005 from $17,411,303 for the six months ended June 30, 2004. The weighted average rate increased to 3.43% for the six months ended June 30, 2005 from 3.27% for the six months ended June 30, 2004.

         Noninterest income increased 31.9%, or $120,483, for the six months ended June 30, 2005, over the same period in 2004. Checking account fees increased $67,362 or 45.0% to $216,911 for the six months ended June 30, 2005 from $149,549 for the six months ended June 30, 2004 due to the growth in deposits. ATM fees increased $14,519 or 52.4% to $42,240 for the six months ended June 30, 2005 from $27,721 for the six months ended June 30, 2004. Commission income increased $19,082 or 61.3% to $50,189 for the six months ended June 30, 2005 from $31,107 for the six months ended June 30, 2004. Gain on sale of loans decreased 25.1% to $63,846 for the six months ended June 30, 2005 from $85,208 for the same period in 2004. Income from bank owned life insurance increased $15,378, or 17.7%, to $102,272 for the six months ended June 30, 2005 from $86,894 for the six months ended June 30, 2004. Other income increased $25,504 to $23,056 for the six months ended June 30, 2005, primarily related to a decrease in activity on other real estate owned acquired in settlement of loans, as well as an increase in rental income.

         Non-interest expense increased 20.2%, or $495,649, for the six months ended June 30, 2005, over the same period in 2004. Salaries and employee benefits increased 21.5% to $1,830,156 for the six months ended June 30, 2005 from $1,505,814 for the six months ended June 30, 2004. This is attributable to the hiring of additional employees for the new branches that opened in 2004, as well as increased sales and administrative staff. Occupancy expense increased $54,164, or 34.9%, to $209,176 for the six months ended June 30, 2005 from $155,012 for the six months ended June 30, 2004. Equipment and data processing expense increased by $95,736, or 37.7%, to $349,599 for the six months ended June 30, 2005 from $253,863 for the six months ended June 30, 2004.

         Income tax expense for the six-month period ended June 30, 2005 and 2004 was $668,133 and $450,726, respectively, which equates to effective rates of 36.8% and 35.9% respectively.



Loans Receivable

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.


                                                                  June 30,                       December 31,
                                                          ------------------------               -------------
                                                                    2005                             2004
                                                          ------------------------               ------------

                                                          Amount             %              Amount              %
                                                          ------           ------           ------           ------
                                                                            (Dollars in thousands)
Type of Loan
Real estate loans:
  Construction loans                                   $   7,889              3.86%       $  14,556             8.32%
  One- to four-family residential and home equity         81,461             39.85           69,012            39.44
  Multi-family residential                                 4,722              2.31            4,422             2.53
  Land                                                     3,451              1.69            2,182             1.25
  Commercial                                              39,043             19.10           26,174            14.96

Commercial business loans*                                58,110             28.42           49,474            28.27

Consumer loans:
  Automobile loans                                           867              0.42              745             0.42
  Education loans                                             15              0.01               18             0.01
  Savings account loans                                    1,024              0.50              730             0.42
  Personal loans                                           7,856              3.84            7,666             4.38
                                                       ---------       -----------        ---------      -----------
      Gross loans                                        204,438            100.00%         174,979           100.00%
                                                                       ===========                       ===========

Less: allowance for loan losses                           (1,211)                            (1,189)
                                                       ---------                          ---------

     Net loans                                         $ 203,227                          $ 173,790
                                                       =========                          =========

*Commercial business loans above include loans primarily for business purposes that are secured by real estate.

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

                                                                            June 30,           December 31,
(Dollars in thousands)                                                        2005                 2004
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                                $ 3,006               $ 2,092
Loans and leases 90 days or more past due                                         0                    28
Restructured loans and leases                                                     0                     0
                                                                            -------               -------
Total nonperforming loans and leases                                          3,006                 2,120
Other real estate owned, net                                                      0                     0
                                                                            -------               -------
Total nonperforming assets                                                  $ 3,006               $ 2,120
                                                                            =======               =======
Nonperforming loans and leases to total loans and leases                       1.47%                 1.22%
Nonperforming assets to total assets                                           1.29                  1.06
Allowance for loan losses to non-performing loans and leases                  40.28                 56.08


Analysis of Allowance for Loan Losses


         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of specific allowances, a formula allowance, and an unallocated allowance. During the first six months of 2005, there were no changes in the Bank's methodology for assessing the appropriateness of the allowance.

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

         The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the specific and formula allowances. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. Specifically, management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to economic factors.

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

         Management determined that the appropriate allowance for loan losses at June 30, 2005 was $1,210,955, (0.59% of total loans), an increase of $21,747
(1.8%) from the $1,189,208 allowance (0.68% of loans) at December 31, 2004. Annualized net charge-offs for the first six months of 2005 were 0.04% of average loans, while net recoveries were 0.02% of average loans for the year 2004. The provision for loan losses required for the first six months of 2005 and 2004 was $60,000 and $110,000, respectively.

A summary of activity in the allowance is shown below.

                                                             Six Months Ended      Twelve Months Ended
                                                               June 30, 2005        December 31, 2004
                                                             ----------------      -------------------
                                                                          (In thousands)
Balance at beginning of period                                    $ 1,189                 $   786
                                                                  -------                 -------

Loans charged-off:
  Residential real estate mortgage loans                                0                       0
  Commercial                                                          (19)                     (9)
  Consumer                                                            (32)                    (63)
                                                                  -------                 -------
Total charge-offs                                                     (51)                    (72)
                                                                  -------                 -------
Recoveries:
  Residential real estate mortgage loans                                0                       0
  Commercial                                                            0                       0
  Consumer                                                             13                     105
                                                                  -------                 -------
Total recoveries                                                       13                     105
                                                                  -------                 -------
Net (charge-offs) recoveries                                          (38)                     33
                                                                  -------                 -------
Provision for loan losses                                              60                     370
                                                                  -------                 -------
Balance at end of period                                          $ 1,211                 $ 1,189
                                                                  =======                 =======
Net (charge-offs) recoveries to average loans
  outstanding during the period (annualized)                        (0.04%)                  0.02%
Allowance for loan losses to loans                                   0.59%                   0.68%
Allowance for loan losses to nonperforming loans                    40.28%                  56.08%

Analysis of Deposits

     The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal at the dates indicated.

                                     Balance at                                  Balance at
                                      June 30,             %                   December 31,          %
                                        2005            Deposits                    2004         Deposits
                                      --------          --------                  -------        --------
                                                             (Dollars in thousands)
Regular checking.................    $  16,616           9.70%                  $ 13,074           9.28%
NOW accounts.....................       12,717           7.43                     11,682           8.29
Passbook.........................       12,426           7.26                     11,712           8.32
Statement savings................        7,964           4.65                      6,944           4.93
Money market.....................        7,052           4.12                      7,071           5.02
Holiday club.....................          224            .13                         66           0.05
Certificates of Deposit..........       96,286          56.23                     70,558          50.10
IRA Certificates of Deposit......        9,791           5.72                      9,104           6.46
Money Market Certificates........        8,159           4.76                     10,630           7.55
                                     ---------        -------                   --------         ------
                                     $ 171,235         100.00%                  $140,841         100.00%
                                     =========        =======                   ========         ======

Capital Adequacy


         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company's principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios as of June 30, 2005 and 2004.

                                                                                  Regulatory Minimums
                                                                            -------------------------------
                                             2005              2004             Well           Adequately
                                            Actual            Actual        Capitalized         Capitalized
                                            ------            ------        -----------         -----------
Total risk-based capital ratio:
         Consolidated                       10.32%            11.86%              N/A              8.00%
         The Bank                           10.13%            11.52%            10.00%             8.00%
Tier 1 risk-based capital ratio:
         Consolidated                        9.63%            11.17%              N/A              4.00%
         The Bank                            9.45%            10.84%             6.00%             4.00%
Tangible capital ratio:
         Consolidated                        7.75%             9.40%              N/A              4.00%
         The Bank                            7.71%             9.27%             5.00%             4.00%

          As of June 30, 2005 and 2004, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company's or the Bank's regulators.




Item 3. Controls and Procedures

     Cecil Bancorp's management, under the supervision and with the participation of its President and Chief Executive Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information:



         Item 1.  Legal Proceedings -

                  Not Applicable

         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

                  Not Applicable

         Item 3.  Defaults Upon Senior Securities -

                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders -



The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 11, 2005, at 9:00 a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing two members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.



All of management's nominees for directors as listed in the proxy statement were elected with the following vote:



                                                     Shares
                                                      Voted            Shares
                                                      "For"          "Withheld"
                                                     ------          ----------

To serve for a three-year term:

Donald F. Angert                                     1,268,144         27,936

Robert L. Johnson                                    1,270,673         25,407

         Other directors continuing in office following the annual shareholders' meeting were Matthew G. Bathon, Mary B. Halsey, Charles F. Sposato, and Thomas
L. Vaughan, Sr.

         At the May 17, 2005 regular meetings of the Board of Directors of the Company and the Bank, Mark W. Saunders was elected to serve as a director of both the Company and the Bank.


         Item 5.  Other Information -

                  Not Applicable


         Item 6.  Exhibits -

                  Exhibit 31(a),(b)      Rule 13a-14(a)/15d-14(a) Certification
                  Exhibit 32(a),(b)      18 U.S.C. Section 1350 Certification

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     CECIL BANCORP, INC.



Date: August 5, 2005                 By: /s/  Mary B. Halsey
                                     ------------------------------------------

                                     Mary B. Halsey

                                     President and Chief Executive Officer



Date: August 5, 2005                 By: /s/  Robert Lee Whitehead
                                     ------------------------------------------

                                     Robert Lee Whitehead

                                     Vice President and Chief Financial Officer