Form 10QSB
period 2005-09-30
CECIL BANCORP INC
filed 2005-11-07
CIK 926865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                   FORM 10-QSB


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005.

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

                               [x] YES    [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               [ ] YES    [x] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    1,638,615

                      CECIL BANCORP, INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.       Financial Statements

                         Consolidated Balance Sheets -
                         September 30, 2005 (unaudited) and December 31, 2004                                    3

                         Consolidated Statements of Income and Comprehensive Income
                         for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)           4-5

                         Consolidated Statements of Cash Flows
                         for the Nine Months Ended September 30, 2005 and 2004 (unaudited)                       6

                         Notes to Consolidated Financial Statements (unaudited)                                7-8


           ITEM 2.       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                            9-17

           ITEM 3.       Controls and Procedures                                                                17

PART II. OTHER INFORMATION                                                                                      18

SIGNATURES                                                                                                      19

EXHIBITS                                                                                                     20-23

PART I. FINANCIAL INFORMATION

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                          ITEM 1: FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                          September 30,              December 31,
                                                                              2005                       2004
                                                                       -----------------           ----------------
                                                                          (Unaudited)
ASSETS:
Cash and due from banks                                                $           1,289           $          1,299
Interest bearing deposits with banks                                               7,856                      2,935
Investment securities:
   Securities held-to-maturity (fair value of $3,701
     in 2005 and $3,490 in 2004)                                                   3,701                      3,491
   Securities available-for-sale at fair value                                     2,186                      2,183
Loans receivable                                                                 216,132                    174,979
   Less: allowance for loan losses                                                (1,304)                    (1,189)
                                                                       ------------------          -----------------
       Net loans receivable                                                      214,828                    173,790
Other real estate owned                                                              385                          0
Premises and equipment - net of accumulated depreciation                           9,008                      6,139
Restricted investment securities - at cost                                         2,475                      2,278
Accrued interest receivable                                                          931                        755
Goodwill                                                                           2,182                      2,182
Other intangible assets                                                              145                        143
Bank owned life insurance                                                          4,987                      4,137
Other assets                                                                         979                      1,048
                                                                       -----------------           ----------------

       TOTAL ASSETS                                                    $         250,952           $        200,380
                                                                       =================           ================
LIABILITIES:
   Deposits                                                            $         187,663           $        140,841
   Other liabilities                                                               1,433                      1,366
   Advances from Federal Home Loan Bank of Atlanta                                41,986                     39,857
                                                                       -----------------           ----------------

       Total liabilities                                                         231,082                    182,064
                                                                       -----------------           ----------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,638,615 shares in
     2005 and 1,634,054 shares in 2004                                                16                         16
   Additional paid in capital                                                      8,455                      8,377
   Retained earnings                                                              11,422                      9,929
   Accumulated other comprehensive loss, net                                         (23)                        (6)
                                                                       ------------------          -----------------

       Total stockholders' equity                                                 19,870                     18,316
                                                                       -----------------           ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $        250,952              $     200,380
                                                                        ================              =============

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                       --------------------------------       --------------------------------
                                                          2005                2004               2005                  2004
                                                       ----------          ----------         ----------            ----------
INTEREST INCOME:
  Interest and fees on loans                              $ 3,822             $ 2,581            $10,360               $ 7,338
  Interest on investment securities                            51                  30                131                    75
  Dividends on FHLB and FRB stock                              23                  15                 72                    33
Other interest-earning assets                                   6                   5                 20                    15
                                                          -------             -------            -------               -------
      Total interest income                                 3,902               2,631             10,583                 7,461
                                                          -------             -------            -------               -------

INTEREST EXPENSE:
  Interest expense on deposits                              1,103                 623              2,833                 1,724
  Interest expense on advances from FHLB                      422                 179              1,045                   464
                                                          -------             -------            -------               -------
      Total interest expense                                1,525                 802              3,878                 2,188
                                                          -------             -------            -------               -------

      Net interest income                                   2,377               1,829              6,705                 5,273

  Provision for loan losses                                   110                  55                170                   165
                                                          -------             -------            -------               -------

      Net interest income after
         provision for loan losses                          2,267               1,774              6,535                 5,108
                                                          -------             -------            -------               -------

NONINTEREST INCOME:
  Checking account fees                                       118                  91                335                   240
  ATM fees                                                     23                  10                 65                    38
  Commission income                                            26                  38                 76                    70
  Gain on sale of loans                                        13                  41                 77                   126
  Gain on sale of other real estate owned                       0                  17                  0                    17
  Income from bank owned life insurance                        98                 102                200                   189
  Other                                                        52                  78                 75                    75
                                                          -------             -------            -------               -------
      Total noninterest income                                330                 377                828                   755
                                                          -------             -------            -------               -------

NONINTEREST EXPENSE:
  Salaries and employee benefits                            1,112                 894              2,942                 2,400
  Occupancy expense                                           125                  92                334                   247
  Equipment and data processing expense                       209                 155                559                   409
  Other                                                       241                 217                805                   759
                                                          -------             -------            -------               -------
      Total noninterest expense                             1,687               1,358              4,640                 3,815
                                                          -------             -------            -------               -------

INCOME BEFORE INCOME TAXES                                    910                 793              2,723                 2,048

INCOME TAX EXPENSE                                            317                 274                985                   725
                                                          -------             -------            -------               -------

NET INCOME                                                $   593             $   519            $ 1,738               $ 1,323
                                                          =======             =======            =======               =======

                      CECIL BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)

                                   (Continued)


                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                       --------------------------------       --------------------------------
                                                          2005                2004               2005                  2004
                                                       ----------          ----------         ----------            ----------


NET INCOME                                                $   593             $   519             $1,738                $1,323

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on
      investment securities,
      net of deferred taxes                                   (10)                  5                (17)                  (12)
                                                          -------             -------             ------                ------

TOTAL COMPREHENSIVE INCOME                                $   583             $   524             $1,721                $1,311
                                                          =======             =======             ======                ======




Earnings per common share - basic                         $  0.36             $  0.32             $ 1.06                $ 0.82
                                                          =======             =======             ======                ======

Earnings per common share - diluted                       $  0.36             $  0.32             $ 1.06                $ 0.82
                                                          =======             =======             ======                ======

Dividends paid per common share                           $  0.05             $  0.05             $ 0.15                $ 0.15
                                                          =======             =======             ======                ======

See accompanying notes.


                      CECIL BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                              Nine Months Ended September 30,
                                                                                                2005                   2004
                                                                                                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $  1,738            $  1,323
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                                  229                 178
     Provision for loan losses                                                                      170                 165
     Gain on sale of loans                                                                          (77)               (126)
     Loss on disposal of premises and equipment                                                      11                  --
     Gain on sale of other real estate owned                                                         --                 (17)
     Increase in cash surrender value of bank owned life insurance                                 (200)               (189)
     Excess servicing rights                                                                        (32)                (57)
     Reinvested dividends                                                                           (55)                (27)
     Origination of loans held for sale                                                          (2,575)             (4,378)
     Proceeds from sales of loans held for sale                                                   2,625               4,570
     Net change in:
       Accrued interest receivable and other assets                                                 (95)                 70
       Other liabilities                                                                             68                 146
                                                                                               --------            --------
              Net cash provided by operating activities                                           1,807               1,658
                                                                                               --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities held to maturity                                           (7,139)             (6,960)
   Net purchases of stock in Federal Home Loan Bank                                                (196)               (609)
   Proceeds from sales, maturities, calls and principal payments of
     investment securities available-for-sale                                                        23                  62
   Proceeds from maturities, calls and principal payments of
     investment securities held to maturity                                                       7,000               7,000
   Net increase in loans                                                                        (41,567)            (31,691)
   Proceeds from sales of other real estate owned                                                    --                 109
   Purchases of bank owned life insurance                                                          (650)               (650)
   Purchases of premises and equipment                                                           (3,151)             (2,288)
                                                                                               --------            --------
              Net cash used in investing activities                                             (45,680)            (35,027)
                                                                                               --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                      46,822              19,350
   Decrease in advance payments by borrowers for
     property taxes and insurance                                                                    --                (451)
   Proceeds from issuance of common stock                                                            78                 196
   Net increase in advances from Federal Home Loan Bank                                           2,129              12,179
   Payments of cash dividends                                                                      (245)               (243)
                                                                                               --------            --------
              Net cash provided by financing activities                                          48,784              31,031
                                                                                               --------            --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  4,911              (2,338)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  4,234               5,693
                                                                                               --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $  9,145            $  3,355
                                                                                               ========            ========

Supplemental disclosures of cash flows information:
   Cash paid for income taxes                                                                  $  1,013            $    613
                                                                                               ========            ========
   Cash paid for interest                                                                      $  3,832            $  2,166
                                                                                               ========            ========
   Real estate acquired in satisfaction of loans                                               $    385            $     93
                                                                                               ========            ========

See accompanying notes.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1. GENERAL

           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

                                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                               ----------------------------------    -------------------------------
                                                                     2005             2004               2005           2004
                                                               ---------------------------------------------------------------------
Basic:
     Net Income available to common stockholders                  $  593,000      $  519,000          $1,738,000      $1,323,000
                                                                  ----------      ----------          ----------      ----------

     Average common shares outstanding                             1,636,355       1,626,346           1,634,838       1,613,682
                                                                  ----------      ----------          ----------      ----------

           Basic net income per share
                                                                  $     0.36      $     0.32          $     1.06      $     0.82
                                                                  ==========      ==========          ==========      ==========

   Diluted:
         Net Income available to common stockholders              $  593,000      $  519,000          $1,738,000      $1,323,000
                                                                  ----------      ----------          ----------      ----------

         Average common shares outstanding                         1,636,355       1,626,346           1,634,838       1,613,682
         Stock option adjustment                                       3,659           4,998               3,952           3,937
                                                                  ----------      ----------          ----------      ----------

         Average common shares outstanding-diluted                 1,640,014       1,631,344           1,638,790       1,617,619

                                                                  ----------      ----------          ----------      ----------
                      Diluted net income per share                $     0.36      $     0.32          $     1.06      $     0.82
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

               The exercise price for all options granted was equal to the market price of the common stock at the date of the grant, and accordingly, no compensation expense related to options was recognized. If the Company had applied a fair value based method to recognize compensation expense for the options granted, net income and earnings per share would have been changed to the following pro forma amounts for the periods ended September 30, 2005 and 2004 (in thousands, except per share data):

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                               ---------------------------------   -------------------------------
                                                                  2005             2004               2005               2004
                                                               ----------        ---------          --------           -------

 Net income, as reported                                         $   593          $   519             $1,738           $1,323

 Less: total option expense
 determined under
   fair value method for all
    option awards, net
    of related tax effects                                             0               (2)                 0               (5)
                                                                 -------          -------             ------           ------

Pro forma net income                                             $   593          $   517             $1,738           $1,318
                                                                 =======          =======             ======           ======
 Pro forma net income per share:
   Basic-as reported                                             $  0.36          $  0.32             $ 1.06           $ 0.82
                                                                 =======          =======             ======           ======
   Basic-pro forma                                               $  0.36          $  0.32             $ 1.06           $ 0.82
                                                                 =======          =======             ======           ======
   Diluted-as reported                                           $  0.36          $  0.32             $ 1.06           $ 0.82
                                                                 =======          =======             ======           ======
   Diluted-pro forma                                             $  0.36          $  0.32             $ 1.06           $ 0.82
                                                                 =======          =======             ======           ======

                      CECIL BANCORP, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005

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

         Cecil Federal conducts its business through its main office in Elkton, Maryland, and branches in Elkton, Rising Sun, North East, Cecilton, and Conowingo, Maryland, and through the Columbian Bank division's main office and a branch office in Havre de Grace, Maryland. The Bank has purchased a plot of land in Fair Hill, Maryland for purposes of constructing a new branch. Management estimates the cost to complete construction at $600,000. The construction will be funded primarily by core deposits.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

         The Company's assets increased by $50.6 million, or 25.2%, to $251.0 million at September 30, 2005 from $200.4 million at December 31, 2004, primarily as a result of increases in loans receivable, interest bearing deposits with banks, and premises and equipment. This increase was funded by increases in deposits and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). Interest-bearing deposits in other banks increased by $4.9 million to $7.8 million at September 30, 2005 from $2.9 million at December 31, 2004. This increase is attributable to investment of the cash received from the more significant growth in the deposit portfolio as compared to the loans receivable portfolio. Restricted investment securities, which consist of FHLB and Federal Reserve Bank ("FRB") stock, increased by $197,000 to $2.5 million at September 30, 2005 from $2.3 million at December 31, 2004 as a result of investment requirements of the FHLB.

         The loans receivable portfolio, net of the allowance for loan losses, increased by $41.0 million, or 23.6%, to $214.8 million at September 30, 2005 from $173.8 million at December 31, 2004. Loans receivable before the deduction of the allowance for loan losses increased by $41.2 million, or 23.5%, primarily as a result of a $12.3 million (24.9%) increase in commercial business loans, a $2.9 million (131.1%) increase in land loans, a $12.4 million (18.0%) increase in one-to-four family residential mortgages, a $18.2 million (69.6%) increase in commercial real estate loans, and a $1.1 million (11.8%) increase in consumer loans, offset in part by a $5.9 million (40.5%) decline in construction loans. The increase in loans is due to the Company's growth strategy, with a focus on increasing the commercial portfolio since the Bank's conversion from a federal savings bank to a commercial bank in October 2002. The allowance for loan losses increased by $115,000, or 9.7%, to $1.3 million at September 30, 2005 from $1.2 million at December 31, 2004.

         Other real estate owned increased by 100% to $385,000 at September 30, 2005 due to the acquisition of property in satisfaction of a loan receivable. Premises and equipment, net of accumulated depreciation, increased by $2.9 million, or 46.7%, to $9.0 million at September 30, 2005 from $6.1 million at December 31, 2004. This increase includes funds invested in a new branch in Conowingo, Maryland that opened in June 2005, the purchase of a commercial property that the Company intends on using as an operations facility, as well as funds invested for future expansion. Accrued interest receivable increased by $176,000, or 23.2%, to $931,000 at September 30, 2005 from $755,000 at December
31, 2004 due to the increase in the loans receivable portfolio. Bank owned life insurance increased $850,000, or 20.6%, to $5.0 million at September 30, 2005 from $4.1 million at December 31, 2004 due to an additional investment of $650,000 during the second quarter of 2005 and an increase of $200,000 in the cash surrender value.

         The Company's liabilities increased $49.0 million, or 26.9%, to $231.1 million at September 30, 2005 from $182.1 million at December 31, 2004. Deposits increased $46.8 million, or 33.2%, to $187.7 million at September 30, 2005 from $140.9 million at December 31, 2004. This increase was primarily a result of local core funding increases of $35.3 million (50.0%) in certificates of deposit, $5.8 million (44.2%) in regular checking accounts, $5.7 million (48.5%) in NOW accounts, and $1.6 million (23.4%) in savings accounts, offset in part by a $1.8 million (17.4%) decline in money market certificates. The increase in deposits during the period is due to marketing strategies combined with competitive pricing. Advances from the Federal Home Loan Bank of Atlanta increased $2.1 million, or 5.3%, to $42.0 million at September 30, 2005 from $39.9 million at December 31, 2004 to complement deposits in funding the loans receivable portfolio and the Company's expansion efforts.

         The Company's stockholders' equity increased by $1.6 million, or 8.5%, to $19.9 million at September 30, 2005 from $18.3 million at December 31, 2004. The increase was primarily the result of an increase in retained earnings of $1.5 million, or 15.0%, to $11.4 million at September 30, 2005 from $9.9 million at December 31, 2004. This increase is the result of the net income earned during the period, partially offset by the payment of the Company's regular dividend of $0.15 per share for the nine-month period ended September 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005: Net income for the three month period ended September 30, 2005 increased $74,000 or 14.2% to $593,000 as compared to net income of $519,000 for the same period in 2004. This increase was primarily the result of an increase in net interest income, partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense. Basic and diluted earnings per share both increased by 12.5% to $0.36 for the third quarter of 2005 from $0.32 over the same period in 2004. The annualized return on average assets and annualized return on average equity were 0.99% and 12.02%, respectively, for the three-month period ended September 30, 2005. This compares to an annualized return on average assets and annualized return on average equity of 1.17% and 11.63%, respectively, for the same period in 2004.

         Net interest income, the Company's primary source of income, increased 30.0%, or $548,000, to $2.4 million for the three months ended September 30, 2005, from $1.8 million over the same period in 2004. The weighted average yield on interest earning assets increased to 7.11% for the three months ended September 30, 2005 from 6.51% for the three months ended September 30, 2004. The weighted average rate paid on interest bearing liabilities increased to 3.02% for the three months ended September 30, 2005 from 2.17% for the three months ended September 30, 2004. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities has increased more rapidly, as the Company has increased rates on deposits in an attempt to gain market share. As a result, the interest rate spread and the net interest margin have decreased to 4.09% and 4.33%, respectively, for the quarter ended September 30, 2005 from 4.34% and 4.53%, respectively, for the quarter ended September 30, 2004.

         Interest and fees on loans receivable increased by $1.2 million, or 48.1%, to $3.8 million for the three months ended September 30, 2005 from $2.6 million for the three months ended September 30, 2004. The increase is attributable to increases in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $54.2 million to $208.0 million for the three months ended September 30, 2005 from $153.4 million for the three months ending September 30, 2004. The weighted-average yield increased to 7.35% for the three months ended September 30, 2005 from 6.73% for the three months ended September 30, 2004.

         Interest income on investment securities increased $21,000 or 72.5% to $51,000 for the three months ended September 30, 2005 from $30,000 for the three months ended September 30, 2004. The average outstanding balance increased $112,000 to $5.8 million for the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004. The weighted-average yield increased to 3.47% for the three months ended September 30, 2005 from 2.05% for the three months ended September 30, 2004.

         Interest expense on deposits increased $480,000 or 77.0% to $1.1 million for the three months ended September 30, 2005 from $623,000 for the three months ended September 30, 2004. The average balance outstanding on interest bearing deposits increased $35.6 million, or 29.0%, to $158.1 million for the three months ended September 30, 2005 from $122.5 million for the same period in 2004. The weighted-average rate paid on interest bearing deposits increased to 2.79% for the three months ended September 30, 2005 from 2.03% for the three months ended September 30, 2004.

         Interest expense on advances from the FHLB increased $243,000, or 135.8%, to $422,000 for the three months ended September 30, 2005 from $179,000 for the three months ended September 30, 2004. The average balance outstanding increased $18.1 million for the period noted above. The weighted average rate increased to 3.87% for the three months ended September 30, 2005 from 2.80% for the three months ended September 30, 2004.

          Noninterest income decreased 12.6%, or $47,000, for the three months ended September 30, 2005, over the same period in 2004. Checking account fees increased $28,000, or 30.8%, primarily due to growth in the deposit portfolio. ATM fees increased $13,000 to $23,000 for the three months ended September 30, 2005 from $10,000 for the three months ended September 30, 2004. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Commission income decreased $13,000, or 34.0%, to $25,000 for the three months ended September 30, 2005 from $38,000 for the three months ended September 30, 2004 primarily as a result of a decrease in the volume of investment and insurance services. Gain on sale of loans decreased 69.0%, or $28,000 to $13,000 for the three months ended September 30, 2005 as compared to $41,000 over the same period in 2004. As market rates have risen, the volume of fixed rate originations has slowed, and thus the sale of these loans in the secondary market has also declined. Gain on sale of other real estate owned decreased $17,000, or 100%, for the three months ended September 30, 2005 when compared to the same period in 2004, as the result of the sale of one property acquired and sold in 2004. Other income decreased $26,000 to $52,000 for the three months ended September 30, 2005 from $78,000 for the three months ended September 30, 2004. This decrease is related to a one-time insurance settlement received during the third quarter of 2004, partially offset by an increase in rental income in 2005.

         Noninterest expense increased $329,000 or 24.3% for the three months ended September 30, 2005, over the same period in 2004. Salaries and employee benefits increased $218,000, or 24.4%, to $1.1 million for the three months ended September 30, 2005 as compared to $894,000 over the same period in 2004. This increase is attributable to the hiring of additional employees for the new branches, as well as increased sales and administrative staff, annual merit increases, and the increase in expense associated with the supplemental executive retirement plan. Occupancy expense increased $33,000, or 36.5%, to $125,000 for the three months ended September 30, 2005 from $92,000 for the three months ended September 30, 2004 due to the expansion that has taken place during the last twelve months. Equipment and data processing expenses increased $54,000, or 34.8% to $209,000 for the three months ended September 30, 2005 from $155,000 for the three months ended September 30, 2004. This increase is attributable to the purchase of equipment for the new branches and the related depreciation expense. Other expenses increased $24,000, or 11.2%, to $241,000 for the three months ended September 30, 2005 from $217,000 for the three months ended September 30, 2004, primarily as a result of increases in advertising and promotion expense.

         Income tax expense for the three-month period ended September 30, 2005 and 2004 was $317,000 and $274,000, respectively, which equates to effective rates of 34.9% and 34.6% respectively.

Nine Months Ended September 30, 2005: Net income for the nine month period ended September 30, 2005 increased $415,000 or 31.3% to $1.7 million, compared to net income of $1.3 million for the same period in 2004. This increase is primarily the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income tax expense. Basic and diluted earnings per share both increased by 29.3% to $1.06 for the first nine months of 2005 from $0.82 for the same period in 2004. The annualized return on average assets and annualized return on average equity were 1.04% and 12.08%, respectively, for the nine month period ended September 30, 2005. This compares to an annualized return on average assets and annualized return on average equity of 1.07% and 10.13%, respectively, for the same period in 2004.

         Net interest income, the Company's primary source of income, increased 27.2%, or $1.4 million, to $6.7 million for the nine months ended September 30, 2005, from $5.3 million over the same period in 2004. The weighted-average yield on interest earning assets increased to 6.87% for the nine months ended September 30, 2005 from 6.56% for the nine months ended September 30, 2004. The weighted average rate paid on interest bearing liabilities increased to 2.77% for the nine months ended September 30, 2005 from 2.14% for the nine months ended September 30, 2004. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities increased more rapidly, as the Company has increased rates on deposits in an attempt to gain market share. As a result, the interest rate spread and the net interest margin decreased to 4.10% and 4.35%, respectively, for the nine-month period ended September 30, 2005 from 4.41% and 4.64%, respectively, for the same period in 2004.

         Interest and fees on loans receivable increased by $3.0 million, or 41.2%, to $10.4 million for the nine months ended September 30, 2005 from $7.3 million for the nine months ended September 30, 2004. The average balance outstanding increased $52.3 million, or 36.9%, to $194.2 million for the nine months ended September 30, 2005 from $141.9 million for the nine months ended September 30, 2004. The weighted-average yield increased to 7.11% for the nine months ended September 30, 2005 from 6.90% for the nine months ended September 30, 2004.

         Interest income on investment securities increased $56,000 or 74.9% to $131,000 for the nine months ended September 30, 2005 from $75,000 for the nine months ended September 30, 2004. The average outstanding balance decreased $63,000 for the nine months ended September 30, 2005 from the nine months ended September 30, 2004. The weighted-average yield increased to 3.05% for the nine months ended September 30, 2005 from 1.73% for the nine months ended September 30, 2004.

         Dividends on FHLB and FRB stock increased $39,000 to $72,000 for the nine months ended September 30, 2005 from $33,000 for the same period in 2004. The weighted-average yield decreased to 4.10% for the nine months ended September 30, 2005 from 4.38% for the nine months ended September 30, 2004. The average outstanding balance increased $1.1 million to $2.3 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004.

         Interest income on other interest earning assets increased $5,000, or 38.7%, to $20,000 for the nine months ended September 30, 2005 from $15,000 for the same period in 2004. The weighted-average yield increased to 0.87% for the nine months ended September 30, 2005 from 0.69% for the nine months ended September 30, 2004. The average outstanding balance increased $273,000 to $3.1 million for the nine months ended September 30, 2005 from $2.8 million for the nine months ended September 30, 2004.

         Interest expense on deposits increased $1.1 million or 64.3% to $2.8 million for the nine months ended September 30, 2005 from $1.7 million for the nine months ended September 30, 2004. The average balance outstanding on interest bearing deposits increased $31.9 million, or 27.5%, to $148.0 million for the nine months ended September 30, 2005 from $116.1 million for the nine months ended September 30, 2004. The weighted-average rate paid increased to 2.55% for the nine months ended September 30, 2005 from 1.98% for the nine months ended September 30, 2004.

         Interest expense on advances from the FHLB increased $581,000, or 125.3%, to $1.0 million for the nine months ended September 30, 2005 from $464,000 for the nine months ended September 30, 2004. The weighted average cost of funds increased to 3.59% for the nine months ended September 30, 2005 from 3.14% for the nine months ended September 30, 2004. The average balance outstanding increased $19.0 million or 96.6% to $38.8 million for the nine months ended September 30, 2005 from $19.8 million for the nine months ended September 30, 2004.

         Noninterest income increased $73,000 or 9.7% to $828,000 for the nine months ended September 30, 2005 from $755,000 for the same period in 2004. Checking account fees increased $95,000, or 39.7%, to $335,000 for the nine months ended September 30, 2005 as compared to $240,000 over the same period in 2004 due to the growth in deposits. ATM fees increased $27,000, or 74.0%, to $65,000 for the nine months ended September 30, 2005 from $38,000 for the same period in 2004. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Gain on sale of loans decreased $49,000, or 39.4%, to $77,000 for the nine months ended September 30, 2005 from $126,000 for the same period in 2004 due to a decrease in the volume of loans originated and sold in the secondary market. Gain on sale of other real estate owned decreased by $17,000, or 100%, for the nine months ended September 30, 2005, as the result of the sale of one property acquired in 2004. Income from bank owned life insurance increased $11,000, or 5.7%, to $200,000 for the nine months ended September 30, 2005 when compared to $189,000 over the same period in 2004.

         Noninterest expense increased $825,000 or 21.6% to $4.6 million for the nine month period ended September 30, 2005 from $3.8 million for the nine months ended September 30, 2004. Salaries and employee benefits increased $542,000, or 22.6%, to $2.9 million for the nine months ended September 30, 2005 from $2.4 million over the same period in 2004. This increase is attributable to the hiring of additional employees for the new branches, as well as increased sales and administrative staff, annual merit increases, and the increase in expense associated with the supplemental executive retirement plan. Occupancy expense increased $87,000 or 35.5% to $334,000 for the nine months ended September 30, 2005 from $247,000 for the nine months ended September 30, 2004 due to the expansion that has taken place. Equipment and data processing expenses increased $150,000, or 36.6%, to $559,000 for the nine months ended September 30, 2005 from $409,000 over the same period in 2004. Other expenses increased $46,000, or 6.0%, to $805,000 for the nine months ended September 30, 2005 from $759,000 for the nine months ended September 30, 2004. This increase is attributable to increases in advertising and promotion expenses.

         Income tax expense for the nine month period ended September 30, 2005 and 2004 was $985,000 and $725,000, which equates to effective rates of 36.2% and 35.4% respectively.

Loans Receivable

         The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

                                                                 September 30,                   December 31,
                                                                     2005                            2004
                                                            ----------------------            --------------------
                                                            Amount            %               Amount          %
                                                            ------          ------            --------      ------
                                                                            (Dollars in thousands)
Type of Loan
Real estate loans:
  Construction loans .....................................  $   8,656       4.01%            $ 14,556       8.32%
  One- to four-family residential and home equity ........     81,465      37.69               69,012      39.44
  Multi-family residential................................      4,514       2.09                4,422       2.53
  Land....................................................      5,042       2.33                2,182       1.25
  Commercial..............................................     44,393      20.54               26,174      14.96

Commercial business loans*................................     61,818      28.60               49,474      28.27

Consumer loans:
  Automobile loans........................................      1,014       0.47                  745       0.42
  Education loans.........................................         15       0.01                   18       0.01
  Savings account loans...................................      1,237       0.57                  730       0.42
  Personal loans..........................................      7,978       3.69                7,666       4.38
                                                              -------     ------              -------     ------
      Gross loans.........................................    216,132     100.00%             174,979     100.00%
                                                                          ======                          ======

Less: allowance for loan losses...........................     (1,304)                         (1,189)
                                                              -------                         -------

     Net loans............................................   $214,828                        $173,790
                                                             ========                        ========

* Commercial business loans above include loans primarily for business purposes that are secured by real estate.

Nonperforming Assets

Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets:

                                                                         September 30,         December 31,
(Dollars in thousands)                                                        2005                 2004
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases                                                $ 2,677               $ 2,092
Loans and leases 90 days or more past due                                        18                    28
Restructured loans and leases                                                     0                     0
                                                                            -------               -------
Total nonperforming loans and leases                                          2,695                 2,120
Other real estate owned, net                                                    385                     0
                                                                            -------               -------
Total nonperforming assets                                                  $ 3,080               $ 2,120
                                                                            =======               =======
Nonperforming loans and leases to total loans and leases                       1.25%                1.22%
Nonperforming assets to total assets                                           1.23                 1.06
Allowance for loan losses to nonperforming loans and leases                   48.39                56.08


Analysis of Allowance for Loan Losses

         The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the three months ended September 30, 2005, the Bank amended its methodology to apply an unallocated portion of the allowance (50 basis points) to the commercial business loan portfolio based on the significant increase in volume of this portfolio over the last several periods. This change in methodology has decreased the unallocated portion of the allowance reserved for current economic conditions. As of September 30, 2005, this change in methodology resulted in the application of an additional reserve of $309,000 to the commercial business loan portfolio. Had this methodology been applied at December 31, 2004, the additional allowance for commercial business loans would have been $247,000.

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance.

         The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk rating, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allowances. These factors are set by management to reflect its assessment of the relative level of risk inherent in each category of loans, based primarily on the credit risk factors employed by bank examiners at their most recent periodic examination of the Bank. Bank regulatory examinations usually occur each year. In these examinations, the examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses.

         The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the specific and formula allowances. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to pay. In addition to these conditions, management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to economic factors. Additionally, management has identified commercial business loans as higher risk based on the change in the nature and the volume of the portfolio over the last several periods. Therefore, management has allocated additional reserves to these two pools of loans over and above the specific and formula allowances.

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

         Management determined that the appropriate allowance for loan losses at September 30, 2005 was $1.3 million, (0.60% of total loans), an increase of $115,000, or 9.7%, from the $1.2 million allowance (0.68% of total loans) at December 31, 2004. Annualized net charge-offs for the first nine months of 2005 were 0.04% of average loans, while net recoveries were 0.02% of average loans for the year 2004. The provisions for loan losses required for the first nine months of 2005 and 2004 were $170,000 and $165,000, respectively.

A summary of activity in the allowance is shown below.

                                                                             Nine Months Ended       For the Year Ended
                                                                            September 30, 2005       December 31, 2004
                                                                            ------------------       ------------------
                                                                                          (In thousands)

Balance at beginning of period.......................................            $ 1,189                    $   786
                                                                                 -------                    -------

Loans charged-off:
  Residential real estate mortgage loans.............................                 (5)                         0
  Commercial.........................................................                (29)                        (9)
  Consumer...........................................................                (39)                       (63)
                                                                                 --------                   --------
Total charge-offs....................................................                (73)                       (72)
                                                                                 --------                   --------
Recoveries:
  Residential real estate mortgage loans.............................                  0                          0
  Commercial.........................................................                  0                          0
  Consumer...........................................................                 18                        105
                                                                                 -------                    -------
Total recoveries.....................................................                 18                        105
                                                                                 -------                    -------
Net (charge-offs) recoveries.........................................                (55)                        33
                                                                                 --------                   -------
Provision for loan losses............................................                170                        370
                                                                                 -------                    -------
Balance at end of period.............................................            $ 1,304                    $ 1,189
                                                                                 =======                    =======
Net (charge-offs) recoveries to average loans
  outstanding during the period (annualized).........................              (0.04%)                     0.02%
Allowance for loan losses to loans...................................               0.60%                      0.68%
Allowance for loan losses to nonperforming loans.....................              48.39%                     56.08%

Analysis of Deposits

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal at the dates indicated.

                                     Balance at                                         Balance at
                                    September 30,          %                           December 31,          %
                                        2005            Deposits                           2004          Deposits
                                    -------------       --------                       ------------      --------
                                                                (Dollars in thousands)

Regular checking.................    $  18,854          10.05%                          $ 13,074           9.28%
NOW accounts.....................       17,347           9.24                             11,682           8.29
Passbook.........................       11,496           6.13                             11,712           8.32
Statement savings................        8,569           4.57                              6,944           4.93
Money market.....................        5,995           3.19                              7,071           5.02
Holiday club.....................          311           0.17                                 66           0.05
Certificates of Deposit..........      105,809          56.38                             70,558          50.10
IRA Certificates of Deposit......       10,501           5.59                              9,104           6.46
Money Market Certificates........        8,781           4.68                             10,630           7.55
                                     ---------         ------                           --------         ------
                                     $ 187,663         100.00%                          $140,841         100.00%
                                     =========         ======                           ========         ======

Capital Adequacy

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company's principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios as of September 30, 2005 and 2004.

                                                                                Regulatory Minimums
                                                                       -------------------------------------
                                     2005             2004                Well                   Adequately
                                    Actual           Actual            Capitalized               Capitalized
                                    ------           ------            -----------               -----------
Total risk-based capital ratio:
         Consolidated                 9.88%          10.91%               N/A                       8.00%
         The Bank                     9.74%          10.67%              10.00%                     8.00%
Tier 1 risk-based capital ratio:
         Consolidated                 9.20%          10.24%               N/A                       4.00%
         The Bank                     9.06%          10.01%               6.00%                     4.00%
Tangible capital ratio:
         Consolidated                 7.28%           8.78%               N/A                       4.00%
         The Bank                     7.26%           8.71%               5.00%                     4.00%

          The Company and the Bank exceeded all applicable capital requirements to be classified as an adequately capitalized institution as of September 30, 2005 and as a well capitalized institution as of September 30, 2004 under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation under these regulations does not constitute a recommendation or endorsement of the Company's or the Bank's regulators.

Item 3. Controls and Procedures

         Cecil Bancorp's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   CECIL BANCORP, INC.

Date: November 3, 2005             By: /s/  Mary B. Halsey
                                   ------------------------------------------
                                   Mary B. Halsey
                                   President and Chief Executive Officer

Date: November 3, 2005             By: /s/  Robert Lee Whitehead
                                   ------------------------------------------
                                   Robert Lee Whitehead
                                   Vice President and Chief Financial Officer