Form 10KSB
period 2005-12-31
CECIL BANCORP INC
filed 2006-03-30
CIK 926865

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.                                   |_|*

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                              |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
                                                                  Yes |_| No |X|

The issuer's revenues for its most recent fiscal year were:  $16,102,000

As of March 27, 2006, the registrant had 1,785,616 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was approximately $10.6 million based on the closing sale price of $17.00 per share of the Registrant's Common Stock on March 27, 2006. For purposes of this calculation, it is assumed that the 1,164,088 shares held by directors and officers of the Registrant are shares held by affiliates.

Documents Incorporated by Reference: Parts II and III: Portions of the registrants definitive proxy statement for the 2006 Annual Meeting.

Transitional small business disclosure format (check one):       Yes |_| No |X|

----------------
* The issuer is required to file such reports.

                              [Intentionally blank]

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

Cecil Federal conducts it business through its main office in Elkton, Maryland, branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.

Cecil Federal's business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining "well capitalized" status. Cecil Federal offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC.

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

The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The Bank has been informed that it is in the adequately capitalized, subgroup A classification for the first assessment period of 2006. Deposit insurance rates may be increased during 2006 or later years.

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

The regulations of the Federal Reserve in effect at December 31, 2005, required bank holding companies with assets of $150 million or more and all member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2005, required bank holding companies with assets of $150 million or more and member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2005, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2005, the Bank was well capitalized as defined in the Federal Reserve's regulations.

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

Bank Secrecy Act and USA Patriot Act. Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", enacted in response to the September 11, 2001, terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations have established new membership requirements and additional responsibilities for the Company's audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company's chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, and require management to evaluate the Company's disclosure controls and procedures and report material changes in the Company's internal control over financial reporting. Under current regulations, in future periods, Sarbanes-Oxley will require the management to evaluate the Company's internal control over financial reporting and will require Company's auditors to issue a report on the Company's internal control over financial reporting.
Markets

The Company's primary market area comprises Cecil and Harford Counties in northeastern Maryland.

Cecil Federal's executive office, two branches, and financial, corporate, and loan centers are in Elkton, Maryland, and additional Cecil County branches are located in North East, Rising Sun, Cecilton, and Conowingo, Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states - Maryland, Delaware, Pennsylvania, and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Major employers in Cecil County include ATK Elkton, Basell USA, Terumo Medical Corporation, Union Hospital of Cecil County, WL Gore & Associates, and Wal-Mart/Sam's Club, as well as State, County and Local Governments.

Cecil Federal also operates one branch in Aberdeen and two banking offices in Havre de Grace, Maryland, in Harford County. Harford County is twenty-three miles from Baltimore and twenty miles from Wilmington, Delaware. The county is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County's major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private employers in Harford County are Autozoners, Home Depot, Klein's Super Markets, Rite Aid of Maryland, SAIC, Target, Upper Chesapeake Health Systems, and Wal-Mart/Sam's Club. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.

Loans and Mortgage Backed Securities

One to Four Family Residential Real Estate Lending. Cecil Federal offers conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $250,000, on single-family properties located in Cecil Federal's primary market area. Cecil Federal makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans). Cecil Federal's mortgage loan originations are generally for terms of 15, 20 and 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by Cecil Federal customarily contain "due-on-sale" clauses that permit Cecil Federal to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Cecil Federal uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. Cecil Federal's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under Rural Development programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in Cecil Federal's loan portfolio have loan-to-value ratios of 80% or less.

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

During the year ended December 31, 2005, Cecil Federal originated $79.9 million in adjustable-rate mortgage loans and $6.2 million in fixed-rate mortgage loans. Cecil Federal also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. Cecil Federal offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

Construction Lending. Cecil Federal's construction lending has primarily involved lending to individuals for construction of single-family residences, although Cecil Federal does lend funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 80%. Substantially all construction loans originated convert to permanent loans. Cecil Federal has financed the construction of non-residential properties on a case by case basis. A substantial majority of Cecil Federal's construction loans (except loans to builders) are structured to convert to permanent loans upon completion of construction, and usually have an initial construction loan term of six months prior to converting to a permanent loan. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by Cecil Federal's officers. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan.

Land Loans. Cecil Federal also, from time to time, originates loans secured by raw land. Land loans granted to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans granted to developers have terms of up to three years. The substantial majority of land loans have a loan-to-value ratio not exceeding 75%. Cecil Federal may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land. Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. Cecil Federal has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom Cecil Federal has loaned funds in the past and to persons who intend to occupy the completed structure. Cecil Federal also limits construction lending and loans on raw land to its market area, with which management is familiar.

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

Cecil Federal's consumer loans consist of automobile loans, deposit account loans, education loans, home improvement loans, and other consumer loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on Cecil Federal's loan portfolio. Cecil Federal makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. Cecil Federal makes deposit account loans for up to 90% of the amount of the depositor's account balance. The maximum amount of the loan takes into consideration the amount of interest due. The term of the loan is either interest due monthly on demand, or a term loan not to exceed 5 years. The interest rate is 2% higher than the rate being paid on the deposit account. Cecil Federal's education loans are made to existing deposit customers, in amounts of up to $10,000, and are paid out over four years, with $2,500 disbursed per year. Interest is payable annually until the student leaves school and amortization over an eight year period then begins. Cecil Federal also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

Loan Solicitation and Processing. Cecil Federal's lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that Cecil Federal may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2005, Cecil Federal's loans-to-one borrower cannot exceed $3,156,600.

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

Interest Rates and Loan Fees. Interest rates charged by Cecil Federal on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and general supply of money in the economy. In addition to interest earned on loans, Cecil Federal receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by Cecil Federal. Cecil Federal also receives servicing fees on the loan amount of the loans that it services. At December 31, 2005, Cecil Federal was servicing $17.4 million in loans for other financial institutions. For the years ended December 31, 2005 and 2004, Cecil Federal recognized gross servicing income of $57,000 and $60,000, respectively, and total loan fee income of $265,000 and $236,000, respectively.

Mortgage-Backed Securities. Cecil Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association ("GNMA") and FHLMC participation certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC certificates are guaranteed by the agency. Mortgage-backed securities generally entitle Cecil Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans that are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of Cecil Federal. Because Cecil Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities, which generally only pay principal at maturity.

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

Cecil Federal has historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. At December 31, 2005, Cecil Federal had no mortgage derivative products that met the definition of high risk mortgage securities.

Deposits and Borrowings

Deposits. Deposits are attracted principally from Cecil Federal's market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. Cecil Federal also offers individual retirement accounts ("IRAs"). Cecil Federal's policies are designed primarily to attract deposits from local residents. Cecil Federal does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates, maturity terms, service fees and withdrawal penalties are established by Cecil Federal on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

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

Competition

The Company offers a wide range of lending and deposit services in its market area. In addition, the Company offers a full range of brokerage and investment services through its relationship with Community Bankers Securities, LLC. The Company experiences substantial competition both in attracting and retaining deposits, in making loans, and in providing investment, insurance, and other services. Management believes the Bank is able to compete effectively in its primary market area.

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

The banking business in Maryland generally, and the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits. The Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and indirectly compete with the Bank in the acquisition of deposits.

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

Employees

As of January 31, 2006, the Company and the Bank employed 81 persons. None of the Company's or the Bank's employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY

Following are the locations of Cecil Federal at December 31, 2005. The Company has no other locations.

       Popular Name                    Location
------------------------------ -------------------------------------------------
Main Office                    127 North Street, Elkton, MD  21921
*Cecil Financial Center        135 North Street, Elkton, MD  21921
Loan Center                    200 North Street, Elkton, MD  21921
Corporate Center               114 North Street, Elkton, MD  21921
*North East                    108 North East Plaza, North East, MD 21901
*Rising Sun                    56 Rising Sun Towne Centre, Rising Sun, MD  21911
Turkey Point                   1223 Turkey Point Road, North East, MD 21901
Cecilton                       122 West Main Street, Cecilton, MD 21913
*Crossroads                    114 E. Pulaski Hwy, Elkton, MD  21921
Aberdeen                       3 W. Bel Air Avenue, Aberdeen, MD  21001
Conowingo                      390 Conowingo Road, Conowingo, MD  21918
Downtown Havre de Grace        303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace        1609 Pulaski Highway, Havre de Grace, MD 21078

*Leased.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, Cecil Bancorp is subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on Cecil Bancorp's financial position; however, Cecil Federal is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB. Shareholders received quarterly cash dividends totaling $0.20 per share in both 2005 and 2004. The ratio of dividends per share to diluted net income per share was 16.1% in 2005, compared to 21.3% for 2004. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Shares issued under the dividend reinvestment plan totaled 4,561 in 2005 and 4,976 in 2004. All EPS amounts have been adjusted to give retroactive affect for the two-for-one stock split approved by the Board of Directors in February 2004, and the 1% stock dividend approved by the Board of Directors in December 2005.

The number of common shareholders of record was approximately 619 as of March 27, 2006, excluding shareholders who hold in nominee or "street name."

Quarterly Stock Information

                                                      2005                                                  2004
------------------------------------------------------------------------------------------------------------------------------------
                                       Stock Price Range                                     Stock Price Range
                                  --------------------------       Per Share            -------------------------         Per Share
Quarter                                Low            High          Dividend              Low               High          Dividend
------------------------------------------------------------------------------------------------------------------------------------
1st                                  18.70             20.00              $.05            $11.64            $13.25              $.05
2nd                                  17.10             19.90               .05             13.00             16.05               .05
3rd                                  16.75             18.50               .05             16.05             18.85               .05
4th                                  15.55             16.65               .05             17.75             20.00               .05
                                                                          ----                                                  ----
   Total                                                                  $.20                                                  $.20
                                                                          ====                                                  ====

(1) Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

         The following table presents disclosure regarding equity compensation plans in existence at December 31, 2005, consisting only of the stock option plan (expired but having outstanding options that may still be exercised) which was approved by shareholders (described further under the caption "Stock Based Compensation Plan" in Note 13 to the consolidated financial statements).

                      Equity Compensation Plan Information

------------------------------------ ------------------------------ ------------------------------- -------------------------------
           Plan category               Number of securities to be   Weighted average exercise price  Number of securities remaining
                                        issued upon exercise of         of outstanding options,      available for future issuance
                                     outstanding options, warrants        warrants and rights       under equity compensation plans
                                               and rights                         (b)                excluding securities reflected
                                                  (a)                                                       in column (a)
                                                                                                                  (c)
------------------------------------ ------------------------------ ------------------------------- -------------------------------
Equity compensation plans approved
        by security holders                      9,977                           $10.85                            0
------------------------------------ ------------------------------ ------------------------------- -------------------------------
  Equity compensation plans not
   approved by security holders                    0                               0                               0
------------------------------------ ------------------------------ ------------------------------- -------------------------------
               Total                             9,977                           $10.85                            0
------------------------------------ ------------------------------ ------------------------------- -------------------------------

The above table does not include shares issued under the Management Recognition Plan, for which no additional shares are available for issuance, or shares acquired by the Employee Stock Ownership Plan.

                               Private Placements

In December 2005, the Company completed a private placement of 129,467 shares of newly issued common stock, par value $0.01 per share, at a price per share of $14.40, for gross proceeds of $1,864,325. All purchasers were directors or executive officers of Cecil Bancorp and Cecil Federal Bank or other accredited investors as defined in Regulation D issued under the Securities Act of 1933 (the "1933 Act"). The stock issued in the private placement comprised 7.32% of outstanding shares after issuance. The placement was not underwritten. Costs were less than 1.5% of the proceeds.


In March 2003, the Company completed a private placement of 317,470 shares of newly issued common stock, par value $0.01 per share, at a price per share of $7.82, for gross proceeds of $2,508,013. All purchasers were directors or executive officers of Cecil Bancorp and Cecil Federal Bank who are accredited investors as defined in Regulation D issued under 1933 Act. The stock issued in the private placement comprised 19.84% of outstanding shares after issuance. The placement was not underwritten. Costs were less than 1.5% of the proceeds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management's Discussion and Analysis of the Company's consolidated financial condition and results of operations in conjunction with the Company's consolidated financial statements and the accompanying notes.

Five Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)                 2005           2004            2003           2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Interest Income                                            $ 14,987       $ 10,427        $  8,369       $  8,385          $  9,336
Interest Expense                                              5,679          3,116           2,649          3,191             4,729
    Net Interest Income                                       9,308          7,311           5,720          5,194             4,607
Provision for Loan Losses                                       625            370             220            569               190
Net Interest Income after Provision
    for Loan Losses                                           8,683          6,941           5,500          4,626             4,417
Noninterest Income                                            1,115          1,005             805            691               588
Noninterest Expenses                                          6,543          5,466           4,321          3,709             3,733
Income before Income Taxes                                    3,255          2,480           1,984          1,608             1,232
Income Tax Expense                                            1,193            948             749            613               471
Net Income                                                    2,062          1,532           1,235            995               761


PER SHARE DATA: (1)
Basic Net Income Per Share                                    $1.24           $.94            $.80           $.78              $.61
Diluted Net Income Per Share                                   1.24            .94             .79            .77               .60
Dividends Declared                                              .20            .20             .20            .20               .20
Book Value (at year end)                                      12.41          11.21           10.41          10.30              9.64
Tangible Book Value (at year end) (2)                         11.09           9.79            8.98           8.54              7.86

FINANCIAL CONDITION (at year end):
Assets                                                     $267,125       $200,380        $149,600       $123,120          $127,498
Loans, net                                                  233,307        173,790         126,887        101,571           101,393
Investment Securities                                         5,922          5,674           5,770         10,488            13,817
Deposits                                                    198,207        140,841         118,164         99,831           104,035
Stockholders' Equity                                         21,942         18,316          16,714         13,186            12,197

PERFORMANCE RATIOS (for the year):
Return on Average Assets                                        .89%           .89%            .91%           .81%              .61%
Return on Average Equity                                      10.54            8.70           7.79            7.86           6.41
Net Interest Margin                                            4.36            4.61           4.51            4.43           4.01
Efficiency Ratio (3)                                          62.77           65.73          66.22           63.02          72.63
Dividends Declared Per Share
  to Diluted Net Income Per Share                             16.13           21.28          25.32           25.97          33.33

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets                               8.45%          10.23%         11.72%          10.25%           9.48%
Allowance for Loan Losses to Loans                              .74             .68            .61             .60            .32
Nonperforming Assets to Total Assets                           1.21            1.06            .84             .50            .54
Net Recoveries (Charge-offs) to Average Loans                  (.04)            .02           (.04)           (.28)          (.28)

(1) All EPS amounts have been adjusted to give retroactive effect for the two-for-one stock split approved by the Board of Directors on February 24, 2004 and the 1% stock dividend approved by the Board of Directors on December 20, 2005.
(2) Total stockholders' equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
(3) The Efficiency Ratio equals noninterest expenses as a percentage of net interest income plus noninterest income. In this ratio, noninterest expenses for years prior to 2002 include amortization of the intangible asset related to the September 27, 1999, acquisition of two branch offices from an unaffiliated financial institution.

Summary

Cecil Bancorp, Inc. (the "Company") is the bank holding company for Cecil Federal Bank ("Cecil Federal" or the "Bank"). The Bank is a community-oriented commercial bank chartered under the laws of the State of Maryland and is a member of the Federal Reserve System.

Cecil Federal is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. Cecil Federal conducts its business through its main office in Elkton, Maryland, branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank acts as leasing agent for the leased branches. The Bank offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC. Cecil Federal's business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.

Consolidated Average Balances, Yields and Rates (1)

(Dollars in thousands)
                                        2005                                   2004                               2003
------------------------------------------------------------------------------------------------------------------------------------
                       Average                 Yield/         Average                   Yield/     Average                   Yield/
                       Balance     Interest     Rate          Balance     Interest       Rate      Balance    Interest        Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets

Loans                 $   202,318  $   14,663     7.25%      $   148,588   $  10,246     6.90%    $   112,486  $   8,096     7.20%
Investment
securities                  5,768         187     3.25             5,768         106     1.85           9,772        212     2.17
Other earning
assets                      5,599         137     2.44             4,269          75     1.77           4,684         61     1.30
                      -----------------------                -----------------------              ----------------------
Total earning assets  $   213,682  $   14,987     7.01       $   158,265   $  10,427     6.57     $   126,942  $   8,369     6.59
Other assets               17,821                                 13,653                                8,318
                      -----------                            -----------                          ------------
     Total assets     $   231,503                            $   172,278                          $   135,260
                      ===========                            ===========                          ============
Liabilities and
   Stockholders'
   Equity:
Deposits                  169,801       4,132     2.43           129,623       2,405     1.86         108,155      2,212     2.05
FHLB advances              40,664       1,547     3.80            23,019         710     3.09           9,624        434     4.50
Advances from
   borrowers for
   taxes and
   insurance                    0           0        0               221           1      .50             691          3      .43
                      -----------------------                -----------------------              ----------------------
Total
   interest-bearing
   liabilities            210,465       5,679     2.70           152,863       3,116     2.04         118,470      2,649     2.23
                                   ----------                              ---------                           ---------
   Net interest
     income and
     spread                        $    9,308     4.31%                    $   7,311     4.53%                 $   5,720     4.36%
                                   ==========                              =========                           =========
Noninterest-bearing
   liabilities              1,465                                  1,795                                  942
                    --------------                           -----------                          -----------
Total  liabilities        211,930                                154,628                              119,412
Stockholders'
equity                     19,573                                 17,620                               15,848
                    --------------                           -----------                          -----------
     Total
       liabilities
       and
       stockholders'
       equity         $   231,503                            $   172,278                          $   135,260
                    ==============                           ============                         ===========


Net Interest Margin                               4.36%                                  4.61%                               4.51%
Average interest
   earning assets
   to interest
   bearing
   liabilities                                  101.53                                 103.53                              107.15

(1) Average balances are based upon month-end balances, which are not believed to be materially different from daily averages.
(2) Non-accrual loans are included in the average balances.

Comparison of Results of Operations
2005 versus 2004

Net income increased $530,000, or 34.6% to $2.0 million for the year ended December 31, 2005, from $1.5 million for the same period in 2004. The increase in net income is primarily the result of a $2.0 million, or 27.3%, increase in net interest income and a $109,000, or 10.9%, increase in noninterest income, partially offset by a $255,000 (68.9%) increase in the provision for loan losses, a $1.1 million, or 19.7%, increase in noninterest expense, and a $245,000 (25.8%) increase in income tax expense. Basic and diluted earnings per share for 2005 were $1.24, up $0.30, or approximately 31.9%, over corresponding 2004 earnings per share amounts of $0.94. Earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005. The annualized return on average assets and annualized return on average equity were 0.89% and 10.54%, respectively, for the year ended December 31, 2005. This compares to an annualized return on average assets and the annualized return on average equity of 0.89% and 8.70%, respectively, for the same period in 2004.

Net interest income, the Company's primary source of income, increased $2.0 million, or 27.3%, to $9.3 million for the year ended December 31, 2005, from $7.3 million for the year ended December 31, 2004. The weighted average yield on all interest-earning assets increased to 7.01% for the year ended December 31, 2005 from 6.57% for the year ended December 31, 2004. The weighted average rate paid on interest bearing liabilities increased to 2.70% for the year ended December 31, 2005 from 2.04% for the year ended December 31, 2004. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities increased more rapidly, as the Company has increased rates on deposits in an attempt to gain market share. As a result, the net interest spread decreased to 4.31% for 2005 from 4.53% for 2004 and the net interest margin decreased to 4.36% for 2005 from 4.61% for 2004.

Interest and fees on loans receivable increased by $4.4 million, or 43.1%, to $14.7 million for the year ended December 31, 2005 from $10.2 million for the year ended December 31, 2004. The increase is attributable to an increase in the average balance outstanding and the average yield earned. The average outstanding balance increased $53.7 million, or 36.2%, to $202.3 million for the year ended December 31, 2005 from $148.6 million for the year ended December 31, 2004. The weighted average yield increased to 7.25% for the year ended December 31, 2005 from 6.90% for the year ended December 31, 2004.

Interest on investment securities increased $81,000, or 75.7%, to $187,000 for the year ended December 31, 2005 from $106,000 for the year ended December 31, 2004. The increase is the result of an increase in the weighted average yield earned to 3.25% for the year ended December 31, 2005 from 1.85% for the year ended December 31, 2004. The average outstanding balance remained consistent at $5.8 million for the years ended December 31, 2005 and 2004.

Other earning assets consist of Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest bearing deposits with banks. Dividends on Federal Home Loan and Federal Reserve Bank stock increased $49,000, or 90.8% to $103,000 for the year ended December 31, 2005 from $54,000 for the year ended December 31, 2004 as a result of increases in the average balance outstanding and the weighted average yield. The average outstanding balance increased $1.1 million, or 77.3%, to $2.4 million for the year ended December 31, 2005 from $1.3 million for the year ended December 31, 2004. The weighted average yield increased to 4.27% for the year ended December 31, 2005 from 3.97% for the year ended December 31, 2004. Interest on the interest bearing deposits with banks increased $13,000, or 57.0%, to $34,000 for the year ended December 31, 2005 from $21,000 for the year ended December 31, 2004 as a result of increases in the average balance outstanding and the weighted average yield. The average outstanding balance increased $278,000, or 9.6%, to $3.2 million for the year ended December 31, 2005 from $2.9 million for the year ended December 31, 2004. The weighted average yield increased to 1.05% for the year ended December 31, 2005 from 0.74% for the year ended December 31, 2004.

Interest expense on deposits increased $1.7 million, or 71.8%, to $4.1 million for the year ended December 31, 2005 from $2.4 million for the year ended December 31, 2004. The increase was the result of increases in the average balance and the average cost of funds. The average outstanding balance increased $40.2 million, or 31.0%, to $169.8 million for the year ended December 31, 2005 from $129.6 million for the year ended December 31, 2004. The weighted average rate increased to 2.43% for the year ended December 31, 2005 from 1.86% for the year ended December 31, 2004. Interest expense on borrowings increased $837,000, or 117.7%, to $1.5 million for the year ended December 31, 2005 from $710,000 for the year ended December 31, 2004. The increase was a result of increases in the average balance outstanding and the average cost of funds. The average outstanding balance increased $17.6 million, or 76.7%, to $40.6 million for the year ended December 31, 2005 from $23.0 million for the year ended December 31, 2004. The weighted average rate increased to 3.80% for the year ended
December 31, 2005 from 3.09% for the year ended December 31, 2004.

Effect of Volume and Rate Changes on Net Interest Income

                                                                     2005 vs. 2004                         2004 vs. 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Increase        Due to Change          Increase        Due to Change
                                                            Or           in Average:*               or          in Average:*
(Dollars in thousands)                                  (Decrease)     Volume         Rate     (Decrease)     Volume         Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest income from earning assets:
    Loans                                                   $4,417       $3,871       $  546     $2,150         $2,502       $(352)
    Investment securities                                       81            0           81       (105)           (78)        (27)
    Other interest-earning assets                               62           27           35         14             (6)         20
                                                            ------                               ------
   Total Interest Income                                     4,560        3,822          738      2,059          2,083         (24)
                                                            ------                               ------
Interest expense:
    Interest-bearing deposits                                1,727          861          866        193            411        (218)
    FHLB advances                                              837          642          195        276            448        (172)
    Advances from borrowers for taxes
       and insurance                                            (1)          (1)           0         (2)            (2)          0
                                                            ------                               ------
        Total Interest Expense                               2,563        1,379        1,184        467            717        (250)
                                                            ------                               ------
            Net Interest Income                             $1,997       $2,444       $ (447)    $1,592         $1,366       $ 226
                                                            ======                               ======

----------------
* Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management's reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $255,000, or 68.9%, to $625,000 for the year ended December 31, 2005 from $370,000 for the year ended December 31, 2004 as a result of this analysis.
(See "Allowance for Loan Losses.")

Noninterest income increased $110,000, or 10.9%, to $1.1 million for the year ended December 31, 2005 from $1.0 million for the year ended December 31, 2004. Checking account fees increased $118,000, or 35.1%, to $453,000 for the year ended December 31, 2005 from $335,000 for the year ended December 31, 2004 due to growth in the deposit portfolio. ATM fees increased $20,000, or 28.7%, to $87,000 for the year ended December 31, 2005 from $67,000 for the year ended December 31, 2004. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Commission income remained stable at $82,000 and $79,000 for the years ended December 31, 2005 and 2004, respectively. Gains on the sale of real estate owned decreased $17,000, or 100%, as there were no sales of other real estate owned for the year ended December 31, 2005. Gain on the sale of loans decreased $72,000, or 39.5%, to $110,000 for the year ended December 31, 2005 from $182,000 for the year ended December 31, 2004. As market rates have risen, the volume of fixed rate originations has slowed, and thus the sale of these loans in the secondary market has also declined. Income from bank owned life insurance remained stable at $243,000 and $236,000 for the years ended December 31, 2005 and 2004, respectively. Other income increased $51,000, or 58.1%, to $140,000 for the year ended December 31, 2005 from $89,000 for the year ended December 31, 2004. This increase is due to an increase in rental income earned on a commercial property purchased in July 2005 that the Company uses as an operations facility, as well as a full year of income earned on an investment in Maryland Title Center, LLC.

Noninterest expense increased $1.0 million, or 19.7%, to $6.5 million for the year ended December 31, 2005 from $5.5 million for the year ended December 31, 2004. The Company experienced an increase in salaries and employee benefits of $785,000, or 23.2%, to $4.2 million for the year ended December 31, 2005 from $3.4 million for the year ended December 31, 2004. This increase is attributable to the hiring of additional employees to staff the new branches, as well as increased sales and administrative staff, annual merit increases, and the increase in expense associated with the supplemental executive retirement plan. These increases are partially offset by a decrease in ESOP compensation expense, as all of the ESOP shares had been allocated at December 31, 2004. Occupancy expense increased $148,000, or 44.0%, to $484,000 for the year ended December 31, 2005 from $336,000 for the year ended December 31, 2004. This increase is due to increases in rent expense from leases that were extended in 2005, increases in repairs and maintenance and utilities with the branch expansion, and increases in depreciation expense from the new properties acquired in 2004 and 2005. Equipment and data processing increased $117,000, or 18.9%, to $740,000 for the year ended December 31, 2005 from $623,000 for the year ended December 31, 2004 due to increased expense relating to equipment purchases installed at the new branches and the related depreciation of this equipment, as well as an increase in the fees for the Bank's data service processor. Checking account expense remained stable at $124,000 for the year ended December 31, 2005 and $137,000 for the year ended December 31, 2004. Professional fees decreased $52,000, or 32.6%, to $109,000 for the year ended December 31, 2005 from $161,000 for the year ended December 31, 2004 due to an increase in the recovery in previous paid loan collection related legal expenses from loan customers. Stationery, printing, and supplies decreased $80,000, or 61.1%, to $52,000 for the year ended December 31, 2005 from $132,000 for the year ended December 31, 2004 due in part to an increase in the allocation of deferred costs on loans during the year. Advertising increased $35,000, or 43.1%, to $113,000 for the year ended December 31, 2005 from $78,000 for the year ended December 31, 2004. This increase is due to the increased marketing efforts to grow the Company and the Bank. Other expenses increased $137,000, or 22.4%, to $752,000 for the year ended December 31, 2005 from $615,000 for the year ended December 31, 2004, primarily due to increases in loan collection expenses, insurance, charitable contributions, and the loss on the disposal of premises and equipment.

Income tax expense for the years ended December 31, 2005 and 2004 was $1.2 million and $948,000, respectively, which equates to effective rates of 36.7% and 38.2%, respectively.

Comparison of Results of Operations
2004 versus 2003

Net income increased $297,000, or 24.1%, to $1.5 million for the year ended December 31, 2004, from $1.2 million for the same period in 2003. The increase in net income is the result of a $1.6 million, or 27.8%, increase in net interest income due mainly to increasing loan volumes and declining rates on interest bearing liabilities; a $200,000, or 24.9%, increase in noninterest income, due mainly to a $185,000 increase in income from bank owned life insurance; offset by a $150,000 increase in the provision for loan losses and a $1.1 million increase in noninterest expense, due mainly to the increase in compensation and benefits of new sales staff, equipment and data processing, occupancy expenses, and professional fees, partially offset by a decrease in ATM expenses. Basic and diluted net income per share for 2004 were both $0.94, up $0.14 and $0.15, or approximately 17.5% and 19.0%, over corresponding 2003 earnings per share amounts of $0.80 and $0.79. Earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005. The annualized return on average assets and annualized return on average equity were 0.89% and 8.70% respectively, for the year ended December 31, 2004. This compares to an annualized return on average assets and the annualized return on average equity of 0.91% and 7.79%, respectively for the same period in 2003.

Net interest income, the Company's primary source of income, increased $1.6 million, or 27.8%, to $7.3 million for the year ended December 31, 2004, from $5.7 million for the year ended December 31, 2003. The weighted average yield on all interest-earning assets decreased to 6.57% for the year ended December 31, 2004 from 6.59% for the year ended December 31, 2003. The weighted average rate paid on interest bearing liabilities decreased to 2.04% for the year ended December 31, 2004 from 2.23% for the year ended December 31, 2003. The net interest spread increased to 4.53% for 2004 from 4.36% for 2003 and the net interest margin increased by 10 basis points to 4.61% for 2004 from 4.51% for 2003.

Interest and fees on loans receivable increased by $2.1 million, or 26.5%, to $10.2 million for the year ended December 31, 2004 from $8.1 million for the year ended December 31, 2003. The increase is attributable to an increase in average balance outstanding offset, in part, by a decrease in the average yield. The average outstanding balance increased $36.1 million, or 32.1%, to $148.6 million for the year ended December 31, 2004 from $112.5 million for the year ended December 31, 2003. The weighted average yield decreased to 6.90% for the year ended December 31, 2004 from 7.20% for the year ended December 31, 2003.

Interest on investment securities decreased $106,000, or 49.7%, to $106,000 for the year ended December 31, 2004 from $212,000 for the year ended December 31, 2003. The decrease is a result of a decrease in the weighted average yield and a decrease in the average balance. The weighted average yield decreased to 1.85% for the year ended December 31, 2004 from 2.17% for the year ended December 31, 2003. The average outstanding balance decreased $4.0 million, or 41.0%, to $5.8 million for the year ended December 31, 2004 from $9.8 million for the year ended December 31, 2003.

Other earning assets primarily are Federal Home Loan Bank stock, Federal Reserve Bank stock, and short-term liquidity accounts with variable rates. Dividends on Federal Home Loan and Federal Reserve Bank stock increased $19,000, or 55.8%, to $54,000 for the year ended December 31, 2004 from $35,000 for the year ended December 31, 2003 as a result of an increase in the average balance outstanding offset in part by a decrease in the weighted average yield. Interest on the remaining other earning assets decreased $5,000, or 17.8%, to $21,000 for the year ended December 31, 2004 from $26,000 for the year ended December 31, 2003 as a result of a decrease in the average balance outstanding offset by an increase in the weighted average yield. The average outstanding balance decreased $937,000, or 24.4%, to $2.9 million for the year ended December 31, 2004 from $3.8 million for the year ended December 31, 2003. The weighted average yield increased to 0.74% for the year ended December 31, 2004 from 0.68% for the year ended December 31, 2003.

Interest expense on deposits increased $191,000, or 8.6%, to $2.4 million for the year ended December 31, 2004 from $2.2 million for the year ended
December 31, 2003. The increase was the result of an increase in the average balance offset in part by a decrease in the average cost of funds. The average outstanding balance increased $21.5 million, or 19.8%, to $129.6 million for the year ended December 31, 2004 from $108.1 million for the year ended December 31, 2003. The weighted average rate decreased to 1.86% for the year ended
December 31, 2004 from 2.05% for the year ended December 31, 2003. During 2004, the Company discontinued its escrow collection services for advance payments of taxes and insurance by loan customers. Interest expense on borrowings increased $276,000, or 63.5%, to $710,000 for the year ended December 31, 2004 from $434,000 for the year ended December 31, 2003. The increase was a result of an increase in the average balance outstanding offset by a decrease in the average cost of funds. The average outstanding balance increased $13.4 million, or 139.2%, to $23.0 million for the year ended December 31, 2004 from $9.6 million for the year ended December 31, 2003. The weighted average rate decreased to 3.09% for the year ended December 31, 2004 from 4.50% for the year ended December 31, 2003.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management's reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $150,000, or 68.2%, to $370,000 for the year ended December 31, 2004 from $220,000 for the year ended December 31, 2003 as a result of this analysis. (See "Allowance for Loan Losses.")

Noninterest income increased $200,000, or 24.9%, to $1.0 million for the year ended December 31, 2004 from $805,000 for the year ended December 31, 2003. Checking account fees increased $22,000, or 7.0%, to $335,000 for the year ended December 31, 2004 from $313,000 for the year ended December 31, 2003 due to an increase in the volume of deposit accounts. ATM fees decreased $56,000, or 45.3%, to $67,000 for the year ended December 31, 2004 from $123,000 for the year ended December 31, 2003. The decrease is a result of a change in the ATM network used by the Bank during the third quarter of 2003. The new network nets the income earned with the expenses incurred. Commission income on alternative investment products decreased $5,000, or 6.2%, to $79,000 for the year ended December 31, 2004 from $84,000 for the year ended December 31, 2003. Gains on the sale of real estate owned were $17,000. There were no sales of other real estate owned for the year ended December 31, 2003. Loss on the sale of investments decreased 100%, as there were no sales of investments for the year ended December 31, 2004. Gain on the sale of loans decreased $12,000, or 6.1%, to $182,000 for the year ended December 31, 2004 from $194,000 for the year ended December 31, 2003. This decrease is the result of a decrease in the volume of loans originated and sold in the secondary market. Income from bank owned life insurance increased $185,000, or 363.4%, to $236,000 for the year ended December 31, 2004 from $51,000 for the year ended December 31, 2003. The insurance was purchased in the third quarter of 2003, and thus only earned income for one quarter in 2003, compared to a full year of income earned during 2004. Other income increased $34,000, or 61.6%, to $89,000 for the year ended December 31, 2004 from $55,000 for the year ended December 31, 2003 as a result of insurance proceeds received as settlement of a claim filed in 2003.

Noninterest expense increased $1.1 million, or 26.5%, to $5.5 million for the year ended December 31, 2004 from $4.4 million for the year ended December 31, 2003. The Company experienced an increase in salaries and employee benefits of $988,000, or 41.3%, to $3.4 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The increase can be attributed to an increased number of employees due to increased sales and back office staff and personnel needed at the new Turkey Point and Cecilton offices, as well as annual merit increases, and the funding of the Company's supplemental executive retirement plan created during the third quarter of 2003. Occupancy expense increased $37,000, or 12.2%, to $336,000 for the year ended December 31, 2004 from $299,000 for the year ended December 31, 2003 due to the branch expansion that took place during 2004. Equipment and data processing increased $50,000, or 8.8%, to $623,000 for the year ended December 31, 2004 from $573,000 for the year ended December 31, 2003 due to increased expense relating to equipment purchases to fill the new branches and the related depreciation of this equipment. Professional fees increased $109,000, or 206.3%, to $161,000 for the year ended December 31, 2004 from $52,000 for the year ended December 31, 2003. This increase is due to an increase in legal fees, primarily from the final allocation of the ESOP shares and other employee benefit plan matters. Accounting and audit fees also increased during 2004, as the Company received a third party information technology audit during the year. ATM expenses decreased 88.7% to $14,000 for the year ended December 31, 2004 from $126,000 for the same period in 2003. The decrease is a result of a change in the ATM network used by the Bank during the third quarter of 2003. The new network nets the income earned with the expenses incurred. Other expenses increased $72,000, or 12.2%, to $662,000 for the year ended December 31, 2004 from $590,000 for the year ended December 31, 2003, primarily due to increases in advertising, telephone, and insurance expenses.

Income tax expense for the year ended December 31, 2004 and December 31, 2003 was $948,000 and $749,000, respectively, which equates to effective rates of 38.2% and 37.7%, respectively.

Comparison of Financial Condition
2005 versus 2004

The Company's assets increased by $66.8 million, or 33.3%, to $267.1 million at December 31, 2005 from $200.3 million at December 31, 2004. The loans receivable portfolio, net of the allowance for loan losses, increased by $59.5 million, or 34.3%, to $233.3 million at December 31, 2005 from $173.8 million at December 31, 2004. The increase in loans is due to the Company's growth strategy, with a focus on increasing the commercial portfolio since the Bank's conversion from a federal savings bank to a commercial bank in October 2002. The allowance for loan losses increased by $549,000, or 46.1%, to $1.7 million at December 31, 2005 from $1.2 million at December 31, 2004. The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. (See "Allowance for Loan Losses" below.) Cash and interest-bearing deposits with banks increased $1.5 million, or 34.5%, to $5.7 million at December 31, 2005 from $4.2 million at December 31, 2004 due to excess cash obtained from the more significant increase in deposits and advances from the Federal Home Loan Bank of Atlanta as compared to the increase in loans. Investments held to maturity increased by $245,000, or 7.0%, to $3.7 million at December 31, 2005 due to investment of a portion of the excess cash obtained. The Company's investments available for sale remained stable at December 31, 2005 in comparison with the prior year.

Other real estate owned increased 100% to $385,000 due to the acquisition of a property in satisfaction of one loan receivable. Premises and equipment, net of accumulated depreciation, increased by $3.1 million, or 50.7%, to $9.2 million at December 31, 2005 from $6.1 million at December 31, 2004. This increase includes funds invested in new branches in Aberdeen and Conowingo that opened in 2005, as well as the purchase of a commercial property in Elkton that will be used as an operations facility. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock increased $328,000, or 14.4%, to $2.6 million at December 31, 2005 from $2.3 million at December 31, 2004. Cecil Federal was required to increase its investment in the Federal Home Loan Bank based upon Cecil's increased asset size and borrowing levels. Accrued interest receivable increased by $391,000, or 51.8%, to $1.1 million at December 31, 2005 from $755,000 at December 31, 2004 due to growth in the loan portfolio and an increase in general market rates. Other intangible assets, consisting entirely of mortgage servicing rights, increased by $11,000, or 7.9%, to $154,000 at December 31, 2005 from $143,000 at December 31, 2004, primarily due to the continued sale of loans with servicing retained during 2005. Bank owned life insurance increased $893,000, or 21.6%, to $5.0 million at December 31, 2005 from $4.1 million at December 31, 2004 due to an additional investment of $650,000 and $243,000 of income earned on the investment. Other assets increased $397,000, or 37.9%, to $1.4 million at December 31, 2005 from $1.0 million at December 31, 2004, primarily due to an increase in the Company's deferred tax asset.

The Company's liabilities increased $63.1 million, or 34.7%, to $245.2 million at December 31, 2005 from $182.1 million at December 31, 2004. Deposits increased $57.4 million, or 40.7%, to $198.2 million at December 31, 2005 from $140.8 million at December 31, 2004. This increase is due to marketing efforts and competitive pricing in an attempt to attract local core funding. Other liabilities increased $697,000, or 51.0%, to $2.1 million at December 31, 2005 from $1.4 million at December 31, 2004, primarily due to an increase in the liability to fund the supplement executive retirement plan. Advances from the Federal Home Loan Bank of Atlanta increased $5.1 million, or 12.7%, to $44.9 million at December 31, 2005 from $39.8 million at December 31, 2004, primarily to complement the growth in deposits in funding the loan portfolio and the Company's expansion efforts.

The Company's stockholders' equity increased by $3.6 million, or 19.8%, to $21.9 million at December 31, 2005 from $18.3 million at December 31, 2004. The Company raised $1.8 million, net of offering costs, in new capital with a private placement completed in December 2005. An additional $78,000 was raised through the issuance of 4,561 shares under the dividend reinvestment plan. Retained earnings increased by $1.4 million, or 14.5%, as a result of 2005 earnings of $2.0 million, net of cash dividends of $0.20 per share, or $336,000, and the 1% stock dividend of $283,000.

Comparison of Financial Condition
2004 versus 2003

The Company's assets increased by $50.8 million, or 33.9%, to $200.4 million at December 31, 2004 from $149.6 million at December 31, 2003. The loans receivable portfolio, net of the allowance for loan losses, increased by $46.9 million, or 37.0%, to $173.8 million at December 31, 2004 from $126.9 million at December 31, 2003. Cash and interest-bearing deposits with banks decreased $1.5 million, or 25.6%, to $4.2 million at December 31, 2004 from $5.7 million at December 31, 2003 in order to fund growth in the loan portfolio and the expenditure of funds for future expansion, offset partially by increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The Company's investments held to maturity and investments available for sale remained stable at December 31, 2004 in comparison with the prior year. Premises and equipment, net of accumulated depreciation, increased by $2.7 million, or 78.1%, to $6.1 million at December 31, 2004 from $3.4 million at December 31, 2003. The increase was the result of the Bank adding new branch locations on Turkey Point Road, North East, MD and Main Street, Cecilton, MD, as well as the allocation of funds for future expansion. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock increased $1.4 million, or 161.3%, to $2.3 million at December 31, 2004 from $872,000 at December 31, 2003.
Cecil Federal was required to increase its investment in the Federal Home Loan Bank as part of an ongoing review of the Bank's stock level by the FHLB. Accrued interest receivable increased by $117,000, or 18.3%, to $755,000 at December 31, 2004 from $638,000 at December 31, 2003 due to growth in the loan portfolio. Other intangible assets, consisting entirely of mortgage servicing rights, increased by $41,000, or 40.5%, to $143,000 at December 31, 2004 from $102,000 at December 31, 2003, primarily due to the continued sale of loans with servicing retained during 2004. Bank owned life insurance increased $886,000, or 27.3% to $4.1 million at December 31, 2004 from $3.2 million at December 31, 2003 due to an additional investment of $650,000 and a full year of income earned on the investment. Other assets increased $289,000, or 38.2% to $1.0 million at December 31, 2004 from $758,000 at December 31, 2003.

The Company's liabilities increased $49.2 million, or 37.0%, to $182.0 million at December 31, 2004 from $132.8 million at December 31, 2003. Deposits increased $22.7 million, or 19.2%, to $140.8 million at December 31, 2004 from $118.1 million at December 31, 2003. Advance payments by borrowers for property taxes and insurance decreased by $451,000, or 100%, at December 31, 2004 from the same period in 2003 due to the discontinuation of escrow collection services for loan customers. Employee stock ownership plan debt decreased by $39,000, or 100%, due to the final payment on the loan to the ESOP in December 2004. Other liabilities increased $883,000, or 183.0%, to $1.4 million at December 31, 2004 from $483,000 at December 31, 2003, primarily due to an increase in income taxes payable and an increase in the liability to fund the supplement executive retirement plan instituted in the fourth quarter of 2003. Advances from the Federal Home Loan Bank of Atlanta increased $26.1 million, or 189.9%, to $39.8 million at December 31, 2004 from $13.7 million and at December 31, 2003, primarily to fund growth in the loan portfolio.

The Company's stockholders' equity increased by $1.6 million, or 9.6%, to $18.3 million at December 31, 2004 from $16.7 million at December 31, 2003. The increase was primarily due to an increase in retained earnings and an increase in additional paid in capital. Retained earnings increased by $1.2 million, or 13.9%, as a result of 2004 earnings of $1.5 million, net of dividends of $0.20 per share, or $324,000. Additional paid in capital increased by $362,000, or 4.5%, primarily due to ESOP shares released during 2004, stock options exercised during the year, ESOP activity, and issuance of shares under the dividend investment plan.

Loans

Cecil Federal's total loans grew $60.1 million, or 34.3%, during 2005. Cecil Federal's construction loans increased $1.9 million, or 12.8%, over the same period in 2004, and accounted for 7.0% of the Bank's total portfolio. Cecil Federal's one to four family residential and home equity loans increased $17.3 million, or 25.1%, over the same period in 2004, and accounted for 36.7% of the Banks total portfolio. Cecil Federal's land loans increased $1.3 million, or 59.3%, over the same period in 2004, and accounted for 1.5% of the Banks total portfolio. Cecil Federal's commercial real estate loans increased by $19.2 million, or 73.2%, and accounted for 19.3% of the total portfolio and commercial business loans increased by $17.8 million, or 36.0%, and accounted for 28.6% of the portfolio. Automobile loans increased by $520,000 (69.8%), deposit account loans increased by $717,000 (98.2%), and personal loans increased by $1.3 million (16.8%). The following table shows the composition of the loan portfolio at December 31.

                                                                                2005                                  2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Percentage                             Percentage
(Dollars in thousands)                                                  Amount       of Total                  Amount       of Total
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Construction loans                                                   $ 16,414         6.98                  $ 14,556        8.32
  One- to four-family residential and home equity                        86,334        36.73                    69,012       39.44
  Multi-family residential                                                4,523         1.93                     4,422        2.53
  Land                                                                    3,477         1.48                     2,182        1.25
  Commercial                                                             45,338        19.29                    26,174       14.96
                                                                       --------       ------                  --------      ------
  Total real estate loans                                               156,086        66.41                   116,346       66.50
                                                                       --------       ------                  --------      ------
Commercial business loans                                                67,277        28.62                    49,474       28.27
                                                                       --------       ------                  --------      ------
Consumer loans:
  Automobile loans                                                        1,265         0.54                       745        0.42
  Education loans                                                            16         0.01                        18        0.01
  Deposit account loans                                                   1,447         0.61                       730        0.42
  Personal loans                                                          8,954         3.81                     7,666        4.38
                                                                       --------       ------                  --------      ------
  Total consumer loans                                                   11,682         4.97                     9,159        5.23
                                                                       --------       ------                  --------      ------
  Gross loans                                                           235,045       100.00                   174,979      100.00
                                                                                      ======                                ======
Less: Allowance for Loan Losses                                          (1,738)                                (1,189)
                                                                       --------                               --------
    Total loans                                                        $233,307                               $173,790
                                                                       ========                               ========

The following table presents the composition of the loan and lease portfolio at December 31 for the past five years.


(In thousands)                                       2005             2004             2003             2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Construction                                   $      16,414    $      14,556    $      10,177    $       5,871    $       6,496
   1-4 family residential and home equity                86,334           69,012           59,272           61,026           69,347
   Multi-family residential                               4,523            4,422            1,481            2,559            1,854
   Land                                                   3,477            2,182            4,021            1,781            2,626
   Commercial                                            45,338           26,174           21,760           14,803            8,593
                                                  -------------    -------------    -------------    -------------    -------------
      Total real estate loans                           156,086          116,346           96,711           86,040           88,916
                                                  -------------    -------------    -------------    -------------    -------------
Commercial business loans                                67,277           49,474           23,858            9,783            5,831
                                                  -------------    -------------    -------------    -------------    -------------
Consumer loans                                            1,265              745              893            1,528            2,204
   Automobile loans
   Education loans                                           16               18               19               18               30
   Deposit account loans                                  1,447              730            1,059              928              759
   Personal loans                                         8,954            7,666            5,132            3,887            3,979
                                                  -------------    -------------    -------------    -------------    -------------
      Total consumer loans                               11,682            9,159            7,103            6,361            6,972
                                                  -------------    -------------    -------------    -------------    -------------
      Gross loans                                       235,045          174,979          127,672          102,184          101,719
Less allowance for loan losses                           (1,738)          (1,189)            (786)            (613)            (326)
                                                  -------------    -------------    -------------    -------------    -------------
   Total loans                                    $     233,307    $     173,790    $     126,886    $     101,571    $     101,393
                                                  =============    =============    =============    =============    =============

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2005. Balances are not reduced for loans in process or discounts.

                                                                                        At December 31, 2005
                                                                        Remaining Maturities of Selected Credits in Years
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                             1 or Less         Over 1-5           Over 5             Total
-----------------------------------------------------------------------------------------------------------------------------------
Real estate:
   Mortgage                                                          $100,582          $ 44,775          $ 17,332          $162,689
   Home equity and second
      mortgages                                                            57               660             6,618             7,335
   Commercial                                                          64,266             1,934             1,207            67,407
   Consumer                                                               805             3,159             7,570            11,534
                                                                     --------          --------          --------          --------
        Total                                                        $165,710          $ 50,528          $ 32,727          $248,965
                                                                     ========          ========          ========          ========

Rate Terms:
    Fixed                                                            $  2,689          $  9,411          $ 16,157          $ 28,257
    Variable or adjustable                                            163,021            41,117            16,570           220,708
                                                                     --------          --------          --------          --------
        Total                                                        $165,710          $ 50,528          $ 32,727          $248,965
                                                                     ========          ========          ========          ========

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

Management determined that the appropriate allowance for loan losses at December 31, 2005 was $1.7 million, (0.74% of total loans), an increase of $549,000, or 46.1%, from the $1.2 million allowance (0.68% of total loans) at December 31, 2004. Annual net charge-offs were 0.04% of average loans in 2005, while net recoveries were 0.02% of average loans in 2004. The provision for loan losses required for 2005 was $625,000, up $255,000 (68.9%), from $370,000 in 2004.

A summary of activity in the allowance is shown below.

                                                                              Years Ended December 31,
(Dollars in thousands)                                         2005           2004        2003         2002         2001
-------------------------------------------------------------------------------------------------------------------------
Balance of  allowance, January 1                           $   1,189      $     786    $    613     $    326     $    419
                                                           ---------      ---------    --------     --------     --------
Loan and lease charge-offs:
   Residential real estate                                        (5)             0           0            0         (55)
   Commercial loans                                              (29)            (9)          0         (49)         (68)
   Consumer                                                      (86)           (63)       (147)        (271)        (214)
                                                           ----------     ---------    --------     --------     --------
      Total charge-offs                                         (120)           (72)       (147)        (320)        (337)
Loan and lease recoveries:
   Residential real estate                                          0             0           0            0            0
   Commercial loans                                                 0             0           0            0            0
   Consumer                                                        44           105         100           38           55
                                                           ----------     ---------    --------     --------     --------
       Total recoveries                                            44           105         100           38           55
                                                           ----------     ---------    --------     --------     --------
Net recoveries (charge-offs)                                      (76)           33         (47)        (282)        (282)
Provision for loan losses                                         625           370         220          569          189
                                                           ----------     ---------    --------     --------     --------
Balance of allowance, December 31                          $    1,738     $   1,189    $    786     $    613     $    326
                                                           ==========     =========    ========     ========     ========

Net recoveries (charge-offs) to average loans and leases        (0.04)%        0.02%      (0.04)%      (0.28)%      (0.28)%
Allowance to total loans and leases                              0.74%         0.68%       0.61%        0.60%        0.32%

The following table presents a five year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage of total loans in each category. The increase in the allowance for 2005 was primarily the result of larger reserves for construction loans, commercial real estate loans, and commercial business loans, reflecting growth in those loan categories.

                                                                            December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                       2005                2004                2003                 2002                 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                            Credit              Credit              Credit              Credit               Credit
(Dollars in thousands)            Amount      Mix     Amount      Mix    Amount      Mix     Amount       Mix     Amount       Mix
-----------------------------------------------------------------------------------------------------------------------------------
Amount applicable to:
Real estate loans:
   Construction/ Speculation
      loans                      $    469      7%    $    216      8%    $      0      8%   $      0       6%    $      0       6%
   1-4 family residential and
      home equity                     118     37          170     39           39     46          41      59           50      68
   Multi-family residential             0      2            0      3            0      1           0       3            0       2
   Land                                98      1           78      1            0      3           0       2            0       3
   Commercial                         410     19           94     15           34     17          20      14           19       8
                                 --------------------------------------------------------------------------------------------------
     Total Real Estate Loans        1,095     66          558     66           73     75          61      84           69      87
                                 --------------------------------------------------------------------------------------------------
Commercial business loans             446     29          424     28          162     19         123      10           55       6
                                 --------------------------------------------------------------------------------------------------
Consumer loans:
   Automobile loans                    17      0           16      1          255      1         278       2          126       2
   Education loans                      0      0            0      0            0      0           0       0            0       0
   Savings account loans                0      1            0      1            0      1           0       0            0       1
   Personal                           180      4          191      4          296      4         151       4           76       4
                                 --------------------------------------------------------------------------------------------------
   Total Consumer Loans               197      5          207      6          551      6         429       6          202       7
                                 --------------------------------------------------------------------------------------------------
     Total allowance             $  1,738    100%    $  1,189   100%     $    786   100%    $    613    100%     $    326     100%
                                 ==================================================================================================

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

                                                                                     December 31,
(Dollars in thousands)                                 2005              2004              2003             2002            2001
----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases (1)                   $     2,818     $       2,092     $         806     $        578     $      460
Loans and leases 90 days past due                           18                28               446               35            230
Restructured loans and leases                                0                 0                 0                0              0
                                                   -----------     -------------     -------------     ------------     ----------
   Total non-performing loans and leases (2)             2,836             2,120             1,252              613            690
Other real estate owned, net                               385                 0                 0                0              0
                                                                                                                        ----------
                                                   -----------     -------------     -------------     ------------
   Total non-performing assets                     $     3,221     $       2,120     $       1,252     $        613     $      690
                                                   ===========     =============     =============     ============     ==========

Non-performing loans and leases to total loans            1.21%             1.22%             0.99%            0.60%          0.68%
Non-performing assets to total assets                     1.21%             1.06%             0.84%            0.50%          0.54%
Allowance for loan and lease losses to
non-performing loans and leases                          61.28%            56.08%            62.78%           99.82%         47.25%

   (1) Gross interest income that would have been recorded in 2005 if non-accrual loans and leases had been current and in accordance with their original terms was $237,000, while interest actually recorded on such loans was $99,000.
   (2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $2,005,000 at December 31, 2005. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of "other loans especially mentioned" and do not, in management's opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms.

Investment Securities

The composition of investment securities at December 31 is shown below.

(Dollars in thousands)                                                       2005                   2004                  2003
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale:(1)
   Mutual Funds-Mortgage Securities                                           $1,315                 $1,287                  $1,263
   Mutual Funds-U.S. Government Securities                                       710                    695                     685
   Mortgage-backed Securities                                                    162                    201                     276
                                                                              ------                 ------                  ------
      Total                                                                    2,187                  2,183                   2,224
                                                                              ------                 ------                  ------
Held-to-Maturity:
   U.S. Government and Agency  (2)                                             3,735                  3,491                   3,495
                                                                              ------                 ------                  ------
           Total Investment Securities (3)                                    $5,922                 $5,674                  $5,719
                                                                              ======                 ======                  ======

(1) At estimated fair value.
(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3) The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders' equity at December 31, 2005, 2004 or 2003

Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2005 are presented below. All U.S. Government and Agency securities, by contractual maturity, are due within one year. All mortgage backed securities, by contractual maturity, are due after ten years. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                       Weighted
                                                                        Average
(Dollars in thousands)                                Amount             Yield
--------------------------------------------------------------------------------
Available-for-Sale:
   Mortgage Backed Securities                           $  162            2.84%

Held-to-Maturity:
   U.S. Government and Agency                            3,735            2.96%
                                                        ------            -----
      Total Investment Securities                       $3,897            2.96%
                                                        ======            =====

Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts at December 31.

                                                                    2005                                        2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Weighted                                    Weighted
                                                                   Average       % of                          Average      % of
(Dollars in thousands)                                Balance       Rate         Total              Balance     Rate        Total
------------------------------------------------------------------------------------------------------------------------------------
NOW and Money Market Accounts                         $ 27,065       0.89%       13.66%             $ 29,384     0.85%      20.86%
Savings accounts                                        19,184       0.76         9.68                18,722     0.76       13.29
Term Certificates                                      134,825       4.04        68.02                79,661     2.78       56.56
Checking Accounts                                       17,133       0.00         8.64                13,074     0.00        9.29
                                                      --------                  ------              --------               ------
   Total Deposits                                     $198,207                  100.00%             $140,841               100.00%
                                                      ========                  ======              ========               ======


                                                                    2003
---------------------------------------------------------------------------------------
                                                                  Weighted
                                                                   Average       % of
(Dollars in thousands)                                Balance       Rate         Total
---------------------------------------------------------------------------------------
NOW and Money Market Accounts                         $ 28,777       0.88%       24.35%
Savings accounts                                        18,395       0.75        15.57
Term Certificates                                       61,488       3.09        52.04
Checking Accounts                                        9,504       0.00         8.04
                                                      --------                  ------
   Total Deposits                                     $118,164                  100.00%
                                                      ========                  ======

Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (in thousands):

                                2005                                                            2004
-----------------------------------------------------------------  -----------------------------------------------------------
                    Maturity                                                          Maturity
Amount                Date           Rate              Type        Amount               Date            Rate         Type
-----------------------------------------------------------------  -----------------------------------------------------------
    $18,200         Demand        Variable          Overnight      $ 30,000            Demand        Variable     Overnight
     20,000           2006        Variable          Adjustable        6,000              2006          4.97       Fixed
      6,000           2006           4.97           Fixed             3,000              2006          4.13       Fixed
        714           2010           3.93           Fixed               857              2010          3.93       Fixed
    -------                                                        --------
    $44,914                                                        $ 39,857
    =======                                                        ========


                                2003
-----------------------------------------------------------------
                    Maturity
Amount                Date           Rate              Type
-----------------------------------------------------------------
    $ 3,750         Demand        Variable          Overnight
      6,000           2006            4.97          Fixed
      3,000           2006            4.13          Fixed
      1,000           2010            3.78          Fixed
    -------
    $13,750
    =======

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

The Bank has implemented policies by generally emphasizing the origination of one-year, three-year and five-year adjustable rate mortgage loans, adjustable rate commercial loans and lines of credit, and short-term consumer loans. Since 1995, the Bank has, from time to time, originated fixed rate mortgages for sale in the secondary market. The Bank is currently originating loans for sale in the secondary market through the Federal Home Loan Mortgage Corporation. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy. Management intends to continue to concentrate on maintaining its interest rate spread in a manner consistent with its lending policies, which are principally the origination of adjustable-rate mortgages and commercial loans, and may include an appropriate blend of fixed-rate mortgage loans in its primary market area.

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

Cecil Federal also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2005, this analysis indicated that shock decreases of 100, 200 and 300 basis points would increase the market value of portfolio equity by 2.64%, 2.95%, and 2.82%, respectively, while interest rate shock increases of 100, 200 and 300 basis points would decrease the market value of portfolio equity by 3.28%, 6.77%, and 11.29%. These regulatory models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2005, this analysis indicated that shock decreases of 100 and 200 basis points would increase net interest income by 1.90% and 1.50%, respectively, while a shock decrease of 300 basis points would decrease net interest income by 0.71%. Interest rate shock increases of 100, 200 and 300 basis points would decrease net interest income by 2.47%, 5.23%, and 7.99%, respectively. Although the effects of 300 basis point decreases in rates are calculated in these models, management believes that such a decrease in general rates of that magnitude was not possible in the rate environment prevailing at December 31, 2005.

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

Cash and cash equivalents increased $1.5 million during 2005. This increase was the result of $64.0 million in cash provided by financing activities and $2.5 million in cash provided by operating activities, partially offset by $65.0 million in cash used by investing activities.

Cash and cash equivalents decreased $1.5 million during 2004. This decrease was the result of $52.2 million in cash used by investing activities partially offset by cash provided by financing activities of $48.2 million and $2.5 million in cash provided by operating activities.

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

The Company's time deposits of $100,000 or more represented 20.83% of total deposits at December 31, 2005, and are shown by maturity in the table below.

                                                                        Months to Maturity
                                                    -----------------------------------------------------------
                                                    3 or             Over 3            Over 6             Over
(Dollars in thousands)                              less              to 6              to 12              12              TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Time deposits--$100 thousand or more               $3,727           $13,304           $10,314           $13,942           $41,287

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. During 2004, the Company became subject to regulatory capital guidelines, as it surpassed $150 million in total consolidated assets. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company's and the Bank's principal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. At December 31, 2005, the Company exceeded applicable capital requirements, having a total risk based capital ratio of 10.31%, a tier 1 risk-based capital ratio of 9.46%, and a tangible capital ratio of 7.63%. At December 31, 2005, the Bank also exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 10.05%, a tier 1 risk-based capital ratio of 9.22%, and a tangible capital ratio of 7.51%. See
Note 12 "Regulatory Matters" in the notes to the consolidated financial statements.

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

Cecil Bancorp's systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under "Allowance for Loan Losses" and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2005, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $65,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

                              [Intentionally blank]

ITEM 7.    FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


CONSOLIDATED FINANCIAL STATEMENTS


           Balance Sheets


           Statements of Income


           Statements of Changes in Stockholders' Equity


           Statements of Cash Flows



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland


             We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Stegman & Company

Baltimore, Maryland
February 23, 2006

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                             (dollars in thousands)

                                     ASSETS

                                                                                                      2005                   2004
                                                                                                   ---------              ---------
Cash and due from banks                                                                            $   1,317              $   1,299
Interest bearing deposits with banks                                                                   4,378                  2,935
Investment securities:
   Securities available-for-sale at fair value                                                         2,187                  2,183

   Securities held-to-maturity (fair value of $3,735
      in 2005 and $3,490 in 2004)                                                                      3,735                  3,491

Restricted investment securities - at cost                                                             2,607                  2,278
Loans receivable                                                                                     235,045                174,979
   Less: Allowance for loan losses                                                                    (1,738)                (1,189)
                                                                                                   ---------              ---------

        Net loans receivable                                                                         233,307                173,790
                                                                                                   ---------              ---------

Other real estate owned                                                                                  385                     --
Premises and equipment - net of accumulated depreciation                                               9,253                  6,139
Accrued interest receivable                                                                            1,146                    755
Goodwill                                                                                               2,182                  2,182
Other intangible assets                                                                                  154                    143
Bank owned life insurance                                                                              5,030                  4,137
Other assets                                                                                           1,444                  1,048
                                                                                                   ---------              ---------

        TOTAL ASSETS                                                                               $ 267,125              $ 200,380
                                                                                                   =========              =========

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                     2005                   2004
                                                                                                   ---------              ---------
LIABILITIES:
   Deposits                                                                                        $ 198,207              $ 140,841
   Other liabilities                                                                                   2,062                  1,366
   Advances from Federal Home Loan Bank of Atlanta                                                    44,914                 39,857
                                                                                                   ---------              ---------

        Total liabilities                                                                            245,183                182,064
                                                                                                   ---------              ---------



STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 4,000,000
      shares, issued and outstanding 1,768,082 shares in
      2005 and 1,634,054 shares in 2004                                                                   18                     16
   Additional paid in capital                                                                         10,578                  8,377
   Retained earnings                                                                                  11,372                  9,929
   Accumulated other comprehensive loss, net                                                             (26)                    (6)
                                                                                                   ---------              ---------

        Total stockholders' equity                                                                    21,942                 18,316
                                                                                                   ---------              ---------

        TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                                  $ 267,125              $ 200,380
                                                                                                   =========              =========

See accompanying notes to consolidated financial statements.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                  (dollars in thousands, except per share data)

                                                                                                        2005                  2004
                                                                                                       -------               -------
INTEREST INCOME:
   Interest and fees on loans                                                                          $14,663               $10,246
   Interest on investment securities                                                                       187                   106
   Dividends on FHLB and FRB stock                                                                         103                    54
   Other interest-earning assets                                                                            34                    21
                                                                                                       -------               -------

           Total interest income                                                                        14,987                10,427
                                                                                                       -------               -------

INTEREST EXPENSE:
   Interest expense on deposits                                                                          4,132                 2,406
   Interest expense on advances from FHLB                                                                1,547                   710
                                                                                                       -------               -------

           Total interest expense                                                                        5,679                 3,116
                                                                                                       -------               -------

NET INTEREST INCOME                                                                                      9,308                 7,311

PROVISION FOR LOAN LOSSES                                                                                  625                   370
                                                                                                       -------               -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                      8,683                 6,941
                                                                                                       -------               -------

NONINTEREST INCOME:
   Checking account fees                                                                                   453                   335
   ATM fees                                                                                                 87                    67
   Commission income                                                                                        82                    79
   Gain on sale of other real estate owned                                                                  --                    17
   Gain on sale of loans                                                                                   110                   182
   Income from bank owned life insurance                                                                   243                   236
   Other                                                                                                   140                    89
                                                                                                       -------               -------

           Total noninterest income                                                                      1,115                 1,005
                                                                                                       -------               -------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                                                        4,169                 3,384
   Occupancy expense                                                                                       484                   336
   Equipment and data processing expense                                                                   740                   623
   Checking account expense                                                                                124                   137
   Professional fees                                                                                       109                   161
   Stationery, printing and supplies                                                                        52                   132
   Advertising                                                                                             113                    78
   Other                                                                                                   752                   615
                                                                                                       -------               -------

           Total noninterest expense                                                                     6,543                 5,466
                                                                                                       -------               -------

INCOME BEFORE INCOME TAXES                                                                               3,255                 2,480

INCOME TAX EXPENSE                                                                                       1,193                   948
                                                                                                       -------               -------

NET INCOME                                                                                             $ 2,062               $ 1,532
                                                                                                       =======               =======

Earnings per common share - basic                                                                      $  1.24               $  0.94
                                                                                                       =======               =======

Earnings per common share - diluted                                                                    $  1.24               $  0.94
                                                                                                       =======               =======

Dividends paid per common share                                                                        $  0.20               $  0.20
                                                                                                       =======               =======

See accompanying notes to consolidated financial statements.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (dollars in thousands)

                                                                                  Deferred
                                                                      Employee  Compensation-            Accumulated
                                                          Additional   Stock      Management                 Other         Total
                                                 Common     Paid-in   Ownership  Recognition   Retained  Comprehensive Stockholders'
                                                  Stock     Capital     Plan        Plan       Earnings  Income (Loss)    Equity
                                                 --------   --------   --------    --------    --------  ------------  ------------
BALANCES AT JANUARY 1, 2004                      $     16   $  8,015   $    (39)   $     (7)   $  8,721    $      8      $ 16,714

   Comprehensive income:
      Net income                                       --         --         --          --       1,532          --         1,532
      Other comprehensive loss, net of
        related income tax effect                      --         --         --          --          --         (14)          (14)
                                                                                                                         --------
           Total comprehensive income                  --         --         --          --          --          --         1,518
   Cash dividends paid                                 --         --         --          --        (324)         --          (324)
   Repayment of ESOP debt                              --         --         39          --          --          --            39
   Release of ESOP shares                              --        161         --          --          --          --           161
   Deferred compensation amortization                  --         --         --           7          --          --             7
   Stock purchased by dividend
    reinvestment plan                                  --         70         --          --          --          --            70
   Stock options exercised                             --        126         --          --          --          --           126
   Stock option expense                                --          5         --          --          --          --             5
                                                 --------   --------   --------    --------    --------    --------      --------

BALANCES AT DECEMBER 31, 2004                          16      8,377         --          --       9,929          (6)       18,316

   Comprehensive income:
      Net income                                       --         --         --          --       2,062          --         2,062
      Other comprehensive loss, net of
        related income tax effect                      --         --         --          --          --         (20)          (20)
                                                                                                                         --------
           Total comprehensive income                  --         --         --          --          --          --         2,042
   Cash dividends paid                                 --         --         --          --        (336)         --          (336)
   Sale of common stock                                 2      1,840         --          --          --          --         1,842
   Stock purchased by dividend
    reinvestment plan                                  --         78         --          --          --          --            78
   Stock dividend                                      --        283         --          --        (283)         --            --
                                                 --------   --------   --------    --------    --------    --------      --------

BALANCES AT DECEMBER 31, 2005                    $     18   $ 10,578   $     --    $     --    $ 11,372    $    (26)     $ 21,942
                                                 ========   ========   ========    ========    ========    ========      ========

See accompanying notes to consolidated financial statements.

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             (dollars in thousands)

                                                                                                          2005               2004
                                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                       $  2,062           $  1,532
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                                       313                290
         Provision for loan losses                                                                           625                370
         Gain on sale of loans                                                                              (110)              (182)
         Gain on sale of real estate owned                                                                    --                (17)
         Loss on disposal of premises and equipment                                                           11                 --
         Increase in cash surrender value of bank owned life insurance                                      (243)              (236)
         Deferred income taxes                                                                              (430)              (301)
         Excess servicing rights                                                                             (49)               (82)
         Distribution from management recognition plan trust                                                  --                  7
         Reinvested dividends on investments                                                                 (76)               (42)
         Originations of loans held for sale                                                              (4,051)            (6,265)
         Proceeds from sales of loans held for sale                                                        4,123              6,492
         Net change in:
            Accrued interest receivable and other assets                                                    (345)                62
            Other liabilities                                                                                696                888
                                                                                                        --------           --------

               Net cash provided by operating activities                                                   2,526              2,516
                                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment securities held-to-maturity                                                    (7,139)            (7,951)
    Proceeds from sales, maturities, calls and principal payments
       of investment securities available-for-sale                                                            38                 72
    Proceeds from maturities, calls and principal payments
       of investment securities held-to-maturity                                                           7,000              8,000
    Net purchase of stock in Federal Home Loan Bank of Atlanta                                              (328)            (1,406)
    Net increase in loans                                                                                (60,489)           (47,411)
    Proceeds from sale of real estate owned                                                                   --                109
    Purchase of bank owned life insurance                                                                   (650)              (650)
    Purchases of premises and equipment - net                                                             (3,504)            (2,983)
                                                                                                        --------           --------

                Net cash used by investing activities                                                    (65,072)           (52,220)
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                              57,366             22,677
    Decrease in advance payments by borrowers
       for property taxes and insurance                                                                       --               (450)
    Proceeds from issuance of common stock                                                                 1,920                196
    Net increase (decrease) in advances from Federal Home Loan Bank:
         Short-term                                                                                        8,200             26,250
         Long-term                                                                                        (3,143)              (143)
    ESOP compensation decrease                                                                                --                 39
    Payments of cash dividends                                                                              (336)              (324)
                                                                                                        --------           --------

                Net cash provided by financing activities                                                 64,007             48,245
                                                                                                        --------           --------

                      CECIL BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                 For the Years Ended December 31, 2005 and 2004
                             (dollars in thousands)


                                                                                                           2005              2004
                                                                                                          -------           -------
Increase (decrease) in cash and cash equivalents                                                          $ 1,461           $(1,459)

Cash and cash equivalents at beginning of year                                                              4,234             5,693
                                                                                                          -------           -------

Cash and cash equivalents at end of year                                                                  $ 5,695           $ 4,234
                                                                                                          =======           =======

Supplemental disclosure of cash flows information:

   Cash paid for income taxes                                                                             $ 1,463           $   924
                                                                                                          =======           =======

   Cash paid for interest                                                                                 $ 5,606           $ 3,067
                                                                                                          =======           =======

   Interest capitalized during the period                                                                 $    29           $    --
                                                                                                          =======           =======

Supplemental disclosure of noncash investing and financing activities:
   Transfer of loans receivable to real estate owned                                                      $   385           $    92
                                                                                                          =======           =======

Sale of real estate owned:
   Carrying value                                                                                         $    --           $    92
   Charge-off                                                                                                  --                --
   Financed sale                                                                                               --                --
   Gain on sale                                                                                                --                17
                                                                                                          -------           -------

   Cash received from sale                                                                                $    --           $   109
                                                                                                          =======           =======

See accompanying notes to consolidated financial statements.

                      CECIL BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


1. SIGNIFICANT ACCOUNTING POLICIES

           The accounting and reporting policies of Cecil Bancorp, Inc. (the "Corporation") and its wholly-owned subsidiary, Cecil Federal Bank (the "Bank"), together with its subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation, conform to accounting principles generally accepted in the United States of America.

           Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2005. The following is a summary of the more significant accounting policies:

           Nature of Operations

                Through its subsidiary bank, the Company conducts full-service commercial banking. Services to individuals and businesses include accepting deposits, and extending real estate, consumer and commercial loans and lines of credit. The Company primarily operates in the two Maryland counties of Cecil and Harford, and has a concentration in loans secured by residential and commercial real estate.

           Policy for Consolidation

                The consolidated financial statements include the accounts of the Company and its subsidiary. Consolidation has resulted in the elimination of all significant intercompany balances and transactions. The financial statements of the Company (parent only) include its investment in the Bank under the equity method of accounting.

           Use of Estimates

                The preparation of the financial statements in conformity with accounting principles generally in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and other-than-temporary impairment of investment securities.

           Cash and Cash Equivalents

                For purposes of the consolidated statement of cash flows, highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Assets categorized in the balance sheet as cash and due from banks and interest bearing deposits with banks are considered cash and cash equivalents. Interest bearing deposits with banks generally exceed balances that are recoverable under FDIC insurance.

           Investment Securities

                Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near-term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Securities not classified as held-to-maturity or trading securities are considered available-for-sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effects, in accumulated other comprehensive income. The Company designates securities into one of the three categories at the time of purchase.

                Premiums and discounts on investments are recognized in interest income over the terms of the securities using methods that approximate the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

           Restricted Investment Securities

                Restricted investment securities consist of Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB") stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company's stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank's common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2005 and 2004, the Company met all requirements set forth by the FRB and FHLB.

           Loans

                Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. The Company places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged off when they are three months past due.

                Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company's impairment on such loans is measured by reference to the fair value of the collateral. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

           Loans Held for Sale

                Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2005 and 2004.

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

                The allowance consists of specific, general and unallocated components. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is based upon management's evaluation of various conditions that are not directly measured in the determination of the specific and general components. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers' ability to repay the loan.

           Premises and Equipment

                Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives, which range from three to seven years for furniture, fixtures and equipment to forty years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful economic lives or the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life. Interest costs on the original purchase, significant repairs, and construction expenditures relating to bank premises are capitalized at the Bank's average cost of funds and depreciated over the life of the building.

           Other Real Estate Owned

                Other real estate owned comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from sales, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

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

                Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. The Company evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives discounted at the original discount rate.

           Bank Owned Life Insurance

                The Bank is the beneficiary of insurance policies on the lives of officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated balance sheets. Appreciation in the value of the insurance policies is classified as noninterest income.

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

           Advertising

                Advertising costs are expensed as incurred. Advertising expense was $113,000 and $79,000 for the years ended December 31, 2005 and 2004, respectively.

           Earnings Per Share

                Basic earnings per share (EPS) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adjusting the numerator and denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. Earnings per share have been calculated to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005.

           Stock-Based Compensation

                Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them.

                The following table (in thousands, except per share data) illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock option awards. Earnings per share have been calculated to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005.

                                                                                         For the Year Ended December 31,
                                                                                         -------------------------------
                                                                                               2005           2004
                                                                                            ---------      ---------
Net income, as reported                                                                     $   2,062      $   1,532
Less: total option expense determined under
  fair value method for all option awards, net
  of related tax effects                                                                           --             (6)
                                                                                            ---------      ---------
Pro forma net income                                                                        $   2,062      $   1,526
                                                                                            =========      =========

Pro forma net income per share:
  Basic - as reported                                                                       $    1.24      $     0.94
                                                                                            =========      =========
  Basic - pro forma                                                                         $    1.24      $     0.93
                                                                                            =========      =========
  Diluted - as reported                                                                     $    1.24      $     0.94
                                                                                            =========      =========
  Diluted - pro forma                                                                       $    1.24      $     0.93
                                                                                            =========      ==========

                The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. There were no options granted in the years ended December 31, 2005 or 2004.

                The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, on January 1, 2006. Among other things, SFAS 123(R) eliminates the ability to account for stock-based compensation using APB No. 25 and requires such transactions to be recognized as compensation cost in the income statement based on their fair value on the date of grant.

           Comprehensive Income

                The Company reports comprehensive income which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

2. RECENT ACCOUNTING PRONOUNCEMENTS

           In December 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company is evaluating the requirements of implementation and plans to adopt the provisions under the prospective method beginning January 1, 2006. The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company's future compensation strategy.

           In May 2005, the FASB issued Statement No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." This new standard replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

           On November 3, 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The FSP also includes guidance on the accounting subsequent to the recognition of an other-than-temporary impairment and requires additional disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FAS amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. This revision will not have a material effect on the Company's financial statements.

3. INVESTMENT SECURITIES

           Investment securities have been classified in the consolidated balance sheets according to management's intent and ability to hold the investment to maturity.

           Investment securities at December 31, 2005 and 2004 are summarized in the following table (in thousands).

                                                                                                              2005
                                                                                    ------------------------------------------------
                                                                                                  Gross         Gross      Estimated
                                                                                    Amortized   Unrealized    Unrealized      Fair
                                                                                       Cost        Gains        Losses        Value
                                                                                     --------     --------     --------     --------
Available-for-Sale:
   Mutual funds - mortgage securities                                                $  1,348     $     --     $     33     $  1,315
   Mutual funds - U.S. Government securities                                              714           --            4          710
   Mortgage-backed securities                                                             167           --            5          162
                                                                                     --------     --------     --------     --------

                                                                                     $  2,229     $     --     $     42     $  2,187
                                                                                     ========     ========     ========     ========

Held-to-Maturity:
   U. S. Treasury securities and obligations
      of U. S. Government and Federal agencies                                       $  3,735     $     --     $     --     $  3,735
                                                                                     ========     ========     ========     ========

                                                                                                              2004
                                                                                    ------------------------------------------------
                                                                                                  Gross         Gross      Estimated
                                                                                    Amortized   Unrealized    Unrealized      Fair
                                                                                       Cost        Gains        Losses        Value
                                                                                     --------     --------     --------     --------
Available-for-Sale:
   Mutual funds - mortgage securities                                                $  1,298     $     --     $     11     $  1,287
   Mutual funds - U.S. Government securities                                              688            7           --          695
   Mortgage-backed securities                                                             207           --            6          201
                                                                                     --------     --------     --------     --------

                                                                                     $  2,193     $      7     $     17     $  2,183
                                                                                     ========     ========     ========     ========

Held-to-Maturity:
   U. S. Treasury securities and obligations
      of U. S. Government and Federal agencies                                       $  3,491     $     --     $      1     $  3,490
                                                                                     ========     ========     ========     ========

           At December 31, 2005 and 2004, investment securities with a carrying value of $3.8 million and $3.6 million, respectively, were pledged to secure deposits of municipalities.

           The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income. At December 31, 2005, a deferred tax asset of $17,000 and accumulated other comprehensive loss of $26,000 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2004, a deferred tax asset of $4,000 and accumulated other comprehensive loss of $6,000 relate to the unrealized holding loss on available-for-sale securities.

           The U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2005, by contractual maturities, are due within one year. All mortgage-backed securities at December 31, 2005, by contractual maturities, are due after ten years. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

           As of December 31, 2005, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

                                                                      Less than             More than
                                                                      12 months             12 months                 Total
                                                                ---------------------   ---------------------   --------------------
                                                                  Fair     Unrealized     Fair     Unrealized    Fair     Unrealized
                                                                 Value        Loss       Value        Loss       Value        Loss
                                                                --------   ----------   --------   ----------   --------  ----------
Available-for-Sale:

Mutual funds -
  mortgage securities                                           $     --    $     --    $  1,315    $     33    $  1,315    $     33
Mutual funds -
  US Government securities                                           710           4          --          --         710           4
Mortgage-backed securities                                            --          --         162           5         162           5
                                                                --------    --------    --------    --------    --------    --------

                                                                $    710    $      4    $  1,477    $     38    $  2,187    $     42
                                                                ========    ========    ========    ========    ========    ========

           The securities with unrealized holding losses are impaired due to declines in fair value resulting from changes in interest rates. None of these securities have exhibited a decline in value due to changes in credit risk. Additionally, the Company has the intent and ability to hold the mortgage-backed securities until they mature, and the mutual funds until the foreseeable future, and does not expect to realize losses on any of the investments. Therefore, management does not consider the declines in fair value to be other than temporary.

           There were no sales of investment securities during the years ended December 31, 2005 and 2004.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

           The Company's lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. A summary of loans (in thousands) follows:

                                                                                                    2005                     2004
                                                                                                 ---------                ---------
First mortgage loans:
  1 - 4 dwelling units                                                                           $  79,574                $  64,273
  5 or more                                                                                          4,523                    4,423
  Nonresidential                                                                                    45,338                   26,174
  Land                                                                                               3,477                    2,182
  Construction                                                                                      29,777                   20,733
                                                                                                 ---------                ---------
                                                                                                   162,689                  117,785
                                                                                                 ---------                ---------
Other loans:
  Home equity loans                                                                                  7,335                    5,398
  Commercial loans                                                                                  67,407                   49,474
  Consumer loans                                                                                    10,072                    8,410
  Loans on deposit accounts                                                                          1,447                      730
  Education loans                                                                                       15                       19
                                                                                                 ---------                ---------
                                                                                                    86,276                   64,031
                                                                                                 ---------                ---------

          Total loans                                                                              248,965                  181,816
Less:
  Undisbursed proceeds on loans in process                                                         (13,086)                  (6,178)
  Deferred loan fees and costs                                                                        (834)                    (659)
                                                                                                 ---------                ---------

                                                                                                 $ 235,045                $ 174,979
                                                                                                 =========                =========

           In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more then the normal risk of collectibility. As of December 31, activity in such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers were as follows (in thousands):

                                                                                                             2005            2004
                                                                                                          ---------       ---------
Balance at beginning of year                                                                              $   1,332       $   2,006
Loans to new directors at beginning of year                                                                     299              --
New loans and additional borrowings                                                                           3,859           1,749
Participations sold                                                                                            (538)         (1,878)
Repayments                                                                                                   (1,315)           (545)
                                                                                                          ---------       ---------
Balance at end of year                                                                                    $   3,637       $   1,332
                                                                                                          =========       =========

         An analysis of the allowance for loan losses for the years ended December 31, 2005 and 2004 is as follows (in thousands):

                                                                                                            2005             2004
                                                                                                         ---------        ---------
Balance at beginning of period                                                                           $   1,189        $     786
Provision charged to operations                                                                                625              370
Charge-offs                                                                                                   (120)             (72)
Recoveries                                                                                                      44              105
                                                                                                         ---------        ---------
Balance at end of period                                                                                 $   1,738        $   1,189
                                                                                                         =========        =========

           Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned. Information (in thousands) with respect to nonperforming assets at December 31, 2005 and 2004 is as follows:

                                                                                                               2005           2004
                                                                                                            ---------      ---------
Non-accrual loans                                                                                           $   2,818      $   2,092
Loans 90 days or more past due and still accruing                                                                  18             28
Restructured loans                                                                                                 --             --
                                                                                                            ---------      ---------

Total nonperforming loans                                                                                       2,836          2,120
Other real estate owned, net                                                                                      385             --
                                                                                                            ---------      ---------

Total nonperforming assets                                                                                  $   3,221      $   2,120
                                                                                                            =========      =========

           Impaired loans include nonperforming loans and other loans that management has identified where it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired.

           Information with respect to impaired loans at December 31, 2005 and 2004 and for the years then ended is as follows (in thousands):

                                                                                                                2005          2004
                                                                                                             ---------     ---------
Impaired loans with a valuation allowance                                                                    $   1,350     $   1,996
Impaired loans without a valuation allowance                                                                     1,686           124
                                                                                                             ---------     ---------

          Total impaired loans                                                                               $   3,036     $   2,120
                                                                                                             =========     =========

Allowance for loan losses related to impaired loans                                                          $     167     $     490
Allowance for loan losses related to other than
  impaired loans                                                                                                 1,571           699
                                                                                                             ---------     ---------

          Total allowance for loan losses                                                                    $   1,738     $   1,189
                                                                                                             =========     =========

Average impaired loans for the year                                                                          $   2,444     $   1,766
                                                                                                             =========     =========
Interest income on impaired loans
  recognized on the cash basis                                                                               $      99     $      56
                                                                                                             =========     =========

5. SERVICING

             At December 31, 2005 and 2004, the Bank was servicing loans for others amounting to approximately $17.4 million and $18.8 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $154,000 and $143,000 as of December 31, 2005 and 2004, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $38,000 and $41,000 for the years ended December 31, 2005 and 2004, respectively.

             The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

                                                                                                            2005             2004
                                                                                                         ---------        ---------
Balance at beginning of period                                                                           $     143        $     102
Mortgage servicing rights capitalized                                                                           49               82
Mortgage servicing rights amortized                                                                            (38)             (41)
                                                                                                         ---------        ---------

Balance at end of period                                                                                 $     154        $     143
                                                                                                         =========        =========

6. PREMISES AND EQUIPMENT

             Premises and equipment are summarized by major classifications as follows (in thousands):

                                                                                                             2005            2004
                                                                                                           ---------       ---------
Land                                                                                                       $   1,700       $   1,690
Buildings and improvements                                                                                     6,986           3,862
Furniture, fixtures and equipment                                                                              2,097           1,937
Leasehold improvements                                                                                           425             431
                                                                                                           ---------       ---------
                                                                                                              11,208           7,920
Less: accumulated depreciation                                                                                 1,955           1,781
                                                                                                           ---------       ---------

                                                                                                           $   9,253       $   6,139
                                                                                                           =========       =========

             Depreciation expense for the years ended December 31, 2005 and 2004 was $379,000 and $292,000, respectively.

             The Bank leases three of its branch facilities and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2005:

       Year ending December 31:
               2006                                                $126
               2007                                                 128
               2008                                                 130
               2009                                                 133
               2010                                                 106
               Thereafter                                           249

             Rent expense was $134,000 and $101,000 for the years ended December 31, 2005 and 2004, respectively.

7. GOODWILL

             Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over varying periods not exceeding ten years. Goodwill is no longer amortized but rather tested annually for impairment under the provisions of SFAS No. 142. A schedule of goodwill (in thousands) is as follows:

                                     2005 and 2004
                ------------------------------------------------------
                 Gross                                         Net
                Carrying            Accumulated             Carrying
                 Amount             Amortization             Amount
                --------            ------------            --------
                $2,816                   $634               $2,182

8. DEPOSITS

             The following is a summary of deposits (in thousands) as of December 31:

                                                                            2005                               2004
                                                              -------------------------------      ----------------------------
                                                                                   Weighted                            Weighted
                                                                                   Average                             Average
                                                                 Amount              Rate              Amount            Rate
                                                              ------------        -----------       -------------    ----------

      N.O.W. and Money Market accounts                           $  27,065           0.89%             $ 29,384         0.85%
      Savings accounts                                              19,184           0.76                18,722         0.76
      Term certificates                                            134,825           4.04                79,661         2.78
      Checking accounts                                             17,133           0.00                13,074         0.00
                                                                ----------                             --------

                                                                  $198,207                             $140,841
                                                                  ========                             ========

            A summary of certificate accounts (in thousands) by maturity as of December 31, 2005 follows:

                  Three months or less                                         $13,133
                  Three months to twelve months                                 58,738
                  Twelve months to twenty-four months                           43,119
                  Twenty-four months to thirty-six months                       11,278
                  Thirty-six months to forty-eight months                        4,948
                  Forty-eight months to sixty months                             3,609
                  Over sixty months                                                  -
                                                                              --------
                                                                              $134,825
                                                                              ========

            Eligible deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation.

            Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $41,287,000 and $22,245,000 as of December 31, 2005 and 2004, respectively.

            Officers' and directors' deposit accounts amounted to approximately $1,887,000 and $2,058,000 at December 31, 2005 and 2004, respectively.

9. ADVANCES FROM FHLB

             At December 31, advances from the FHLB consisted of the following (in thousands):

                                2005                                                                   2004
   --------------------------------------------------------------           -------------------------------------------------------
                     Maturity          Interest                                               Maturity       Interest
     Amount            Date              Rate             Type                Amount            Date           Rate           Type
   -----------       ----------        --------          -------            -----------       ----------     ---------      --------
     $18,200         On Demand        Variable         Overnight              $30,000         On Demand      Variable      Overnight
      20,000           2006           Variable         Adjustable               6,000           2006           4.97%         Fixed
       6,000           2006            4.97%             Fixed                  3,000           2006           4.13%         Fixed
         714           2010            3.93%             Fixed                    857           2010           3.93%         Fixed
     -------                                                                  -------
     $44,914                                                                  $39,857
     =======                                                                  =======

             The Bank has lines of credit with the FHLB with a total maximum available balance of $66,807,000. As of December 31, 2005, $21,893,000 was available to be drawn against the lines of credit.

             Wholly owned first mortgage loans on 1 - 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $174,089,000 were pledged to the FHLB as collateral on advances as of December 31, 2005.

             The Bank has an unsecured line of credit with the Community Bankers Bank with a total maximum available balance of $5,000,000. As of December 31, 2005 the entire $5,000,000 was available to be drawn against the line of credit.

10. INCOME TAXES

             Income tax expense (in thousands) for the years ended December 31 consists of:

                                                                                          2005                  2004
                                                                                       ----------            ----------
             Current income taxes:
                Federal                                                                   $ 1,335              $   958
                State                                                                         288                  291
                                                                                          -------              -------
                                                                                            1,623                1,249
                                                                                          -------              -------
             Deferred income taxes:
                Federal                                                                      (351)                (244)
                State                                                                         (79)                 (57)
                                                                                          -------              -------
                                                                                             (430)                (301)
                                                                                          -------              -------

                     Total income tax expense                                             $ 1,193              $   948
                                                                                          =======              =======

             The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                                                                2005            2004
                                                                                             ----------      ----------

             Deferred tax assets:
                Deferred loan origination fees                                                 $   322         $   255
                Loan loss allowance                                                                671             459
                Deferred compensation                                                              492             244
                Net unrealized loss on available-for-sale securities                                17               4
                State net operating loss carry-forwards                                             53              52
                Other                                                                               64              48
                                                                                               -------         -------
                     Total gross deferred tax assets                                             1,619           1,062
                                                                                               -------         -------

             Deferred tax liabilities:
                FHLB stock dividends                                                                28              28
                Mortgage servicing rights                                                           59              55
                Carrying value in excess of tax basis of goodwill                                  217             143
                Tax accumulated depreciation in excess of book                                     221             186
                                                                                               -------         -------
                          Total gross deferred tax liabilities                                     525             412
                                                                                               -------         -------

             Net deferred tax assets before valuation allowance                                  1,094             650
             Valuation allowance                                                                   (53)            (52)
                                                                                               -------         -------
             Net deferred tax assets                                                           $ 1,041         $   598
                                                                                               =======         =======

             At December 31, 2005 and 2004, the Company had state net operating loss carry-forwards of approximately $1,038,000 and $1,038,000, respectively, which, due to the uncertainty of realization, have a full valuation allowance established. The loss carry-forwards begin to expire in 2009.

             A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

                                                                                                  2004             2003
                                                                                                 ------           ------

             Federal income tax rate                                                             34.0%             34.0%
                Increase (decrease) resulting from:
                  State income taxes, net of federal
                     income tax benefit                                                           4.5               4.5
                  Other                                                                          (1.8)             (0.3)
                                                                                                 ----              ----

             Effective tax rate                                                                  36.7%             38.2%
                                                                                                 ====              ====

11. STOCKHOLDERS' EQUITY

             The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan. During the year ended December 31, 2005, there were 4,561 shares issued under the plan.

             In December 2005, the Company completed a private placement of 129,467 shares of newly issued common stock, par value $0.01 per share, at a price per share of $14.40, for net proceeds of $1,841,468. All purchasers were directors or executive officers of Cecil Bancorp and Cecil Federal Bank or other accredited investors as defined in Regulation D issued under the Securities Act of 1933. The stock issued in the private placement comprised 7.32% of outstanding shares after issuance. The placement was not underwritten. Costs were less than 1.5% of the gross proceeds.

12. REGULATORY MATTERS

             The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005 and 2004, the capital levels of the Company and the Bank substantially exceed all capital adequacy requirements to which they are subject. There are no subsequent conditions or events that management believes have changed the Company's or the Bank's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

                                                                               To Be Well
                                                                            Capitalized Under
                                                                            Prompt Corrective                  For Capital
                                                Actual                      Action Provisions               Adequacy Purposes
                                          ------------------               -------------------              -------------------
                                          Amount       Ratio               Amount        Ratio              Amount        Ratio
                                          ------       -----               ------        -----              ------        -----
                                            (in thousands)                   (in thousands)                   (in thousands)
As of December 31, 2005:

   Total risk-based capital
      (to risk-weighted assets)
        Consolidated                        $21,295    10.31%                    N/A         N/A              $16,530        8.00%
        The Bank                             20,995    10.05                  20,896       10.00               16,716        8.00
   Tier I capital
      (to risk-weighted assets)
        Consolidated                         19,557     9.46                     N/A         N/A                8,265        4.00
        The Bank                             19,257     9.22                  12,537        6.00                8,358        4.00
   Tier I capital
      (to adjusted total assets)
        Consolidated                         19,557     7.63                     N/A         N/A               10,251        4.00
        The Bank                             19,257     7.51                  12,814        5.00               10,251        4.00

As of December 31, 2004:

   Total risk-based capital
      (to risk-weighted assets)
        Consolidated                        $16,589    10.16%                    N/A         N/A              $13,057        8.00%
        The Bank                             16,465     9.95                  16,548       10.00               13,239        8.00
   Tier I capital
      (to risk-weighted assets)
        Consolidated                         15,400     9.44                     N/A         N/A                6,529        4.00
        The Bank                             15,276     9.23                   9,929        6.00                6,619        4.00
   Tier I capital
      (to adjusted total assets)
       Consolidated                          15,400     8.04                     N/A         N/A                7,664        4.00
        The Bank                             15,276     7.97                   9,580        5.00                7,664        4.00

13. OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

             Employee Stock Ownership Plan

                     The Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Company or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Company. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The loan was repaid in annual installments of $38,508 plus interest at prime plus 1% over a ten-year period. Payments began on December 31, 1995. As of December 31, 2004, the loan had been paid in full, and thus the related liability and reduction in stockholders' equity have been eliminated.

                The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP was recorded as debt and shares pledged as collateral were reported as unearned ESOP shares, a reduction of stockholders' equity. As shares were released from collateral, the Bank recorded compensation expense in an amount equal to the fair value of the shares, and the shares became outstanding for earnings per share computations. All shares were released from collateral as of December 31, 2004, as the loan balance has been paid in full. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. There was not any ESOP compensation expense recorded in 2005. ESOP compensation expense was $109,000 in 2004.

           Stock-Based Compensation Plans

                In 1995, the Company formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Compensation expense in connection with the MRP was zero and $4,000 for the years ended December 31, 2005 and 2004, respectively.

                The Company adopted stock option plans in 1992 and 1995 for the benefit of Directors, selected officers, and other key employees. The Plans provide for the granting of options for the common shares of the Company at the fair market value at the time the options are granted. The term of each option awarded is to be determined by a committee of the Board of Directors, but shall not exceed ten years. The term of an option shall not exceed five years for employees and directors owning more than 10% of the outstanding common stock at the time the option is granted. Discretionary stock appreciation rights may be granted in conjunction with, or independently of, any options granted under the Plans. Upon exercise of a stock appreciation right, the related option, or portion thereof, is cancelled.

                In accordance with the stock option plans, a total of 115,676 shares of unissued common stock are reserved for issuance pursuant to incentive stock options.

                The Company's 1995 Stock Option Plan has authorized the grant of options to management personnel for up to 96,442 shares of the Company's common stock. All options granted have 10 year terms and vest over a period of 5 years.

                The Company's stock options have been adjusted to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005.

                A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                                                         2005                                      2004
                                                               -------------------------                ----------------------------
                                                                             Weighted-                                   Weighted-
                                                                              Average                                     Average
                                                               Shares     Exercise Price                 Shares       Exercise Price
                                                               ------     --------------                 ------       --------------

           Outstanding at beginning of year                     9,977           $10.85                    33,084              $7.07
           Granted                                                  -                -                         -                  -
           Exercised                                                -                -                   (23,107)              5.45
                                                                -----                                    -------

           Outstanding at end of year                           9,977           $10.85                     9,977             $10.85
                                                                =====           ======                     =====             ======

           Options exercisable at year end                      9,977           $10.85                     9,977             $10.85
                                                                =====           ======                     =====             ======






                The following table summarizes information about stock options outstanding at December 31, 2005:

                                          Options Outstanding and Exercisable
                                        ---------------------------------------
                                                                      Remaining
                 Exercise                  Number                       Life
                  Price                 Outstanding                    (Years)
                -----------             -----------                  -----------

                   5.45                    2,196                        0.7
                  12.38                    7,781                        3.3

                No stock options were granted in the years ended December 31, 2005 and 2004.

                As of December 31, 2005, all of the Company's outstanding stock options were considered to be in the money.

                The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2005 and 2004.

           Deferred Compensation

                The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer's death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2005 and 2004 was $662,000 and $386,000, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $5,030,000 and $4,137,000 at December 31, 2005 and 2004, respectively, that were purchased as a method of partially financing the benefits under this plan.

14. PROFIT SHARING PLAN

                The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees' contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2005 and 2004, the Bank's expense related to the Plan was $156,000 and $121,000, respectively.



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

                Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $32,917,000 at December 31, 2005, and $21,998,000 at December 31, 2004. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

                Unused portions of home equity lines at year-end amounted to approximately $2,171,000 in 2005 and $2,287,000 in 2004. The Bank's home equity line accounts are secured by the borrower's residence.

                Irrevocable letters of credit, totaling $11,197,000 at December 31, 2005 and $11,731,000 at December 31, 2004, are obligations to make payments under certain conditions to meet contingencies related to customers' contractual agreements. They are primarily used to guarantee a customer's contractual and/or financial performance and are seldom exercised.

16. EARNINGS PER SHARE

                In the following table, basic earnings per share are derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and do not include the effect of any potentially dilutive common stock equivalents. The diluted earnings per share are derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

                Earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005.

                The calculation of net income per common share for the years ended December 31 is as follows:

                                                                                             2005                     2004
                                                                                           ---------               ---------
BASIC:
      Net income available to common stockholders                                          $2,062,000              $1,532,000
                                                                                           ==========              ==========
      Average common shares outstanding                                                     1,658,231               1,633,001
                                                                                           ==========              ==========
           Basic net income per share                                                      $     1.24              $     0.94
                                                                                           ==========              ==========

DILUTED:
      Net income available to common stockholders                                          $2,062,000              $1,532,000
                                                                                           ==========              ==========

      Average common shares outstanding                                                     1,658,231               1,633,001
      Stock option adjustment                                                                   3,866                   3,090
                                                                                           ----------              ----------

      Average common shares outstanding - diluted                                           1,662,097               1,636,091
                                                                                           ==========              ==========
           Diluted net income per share                                                    $     1.24              $     0.94
                                                                                           ==========              ==========


17. FAIR VALUE OF FINANCIAL INSTRUMENTS

                SFAS No. 107 Disclosure About Fair Value of Financial Instruments requires that the Company disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Company's financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

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

                Accrued Interest Receivable - The fair value of the Company's interest receivable approximates its carrying value.

                Restricted Investment Securities - The fair value of the Company's investment in stock of the FHLB and FRB approximates its carrying value.

                Deposits - The fair values of deposits are estimated using a discounted cash flow calculation, adjusted for estimated decay rates, that applies interest rates currently offered for funding sources with similar maturities. Assumptions regarding discount rates and decay estimates are judgmentally determined by using available market information.

                Advances from the FHLB - The fair value of FHLB advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

                Commitments to Extend Credit - The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.



                The estimated fair values of financial instruments (in thousands) at December 31, 2005 are as follows:

                                                                                                                Estimated
                                                                                             Carrying             Fair
                                                                                               Value              Value
                                                                                          --------------      -------------

           Financial assets:
             Cash and cash equivalents                                                      $  5,695             $  5,695
             Investment securities:
                Available-for-sale                                                             2,187                2,187
                Held-to-maturity                                                               3,735                3,735
             Loans                                                                           235,045              241,442
             Restricted investment securities                                                  2,607                2,607
             Accrued interest receivable                                                       1,146                1,146
           Financial liabilities:
             Deposits                                                                        198,207              193,304
             Advances from FHLB                                                               44,914               44,916

           The estimated fair values of financial instruments (in thousands) at December 31, 2004 are as follows:

                                                                                                                Estimated
                                                                                             Carrying             Fair
                                                                                               Value              Value
                                                                                          --------------      -------------

           Financial assets:
             Cash and cash equivalents                                                      $  4,234             $  4,234
             Investment securities:
                Available-for-sale                                                             2,183                2,183
                Held-to-maturity                                                               3,491                3,490
             Loans                                                                           174,979              176,164
             Restricted investment securities                                                  2,278                2,278
             Accrued interest receivable                                                         755                  755
           Financial liabilities:
             Deposits                                                                        140,841              137,729
             Advances from FHLB                                                               39,857               39,868

18. CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

             The following condensed balance sheets (in thousands) as of December 31, 2005 and 2004 and condensed statements of income and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.


                                 BALANCE SHEETS



                                                           ASSETS

                                                                                            2005                       2004
                                                                                        -------------             --------------

       Cash                                                                                  $    304                  $     65
       Investment in subsidiary bank                                                           21,642                    18,192
       Other assets                                                                                11                        59
                                                                                             --------                  --------

             Total assets                                                                    $ 21,957                  $ 18,316
                                                                                             ========                  ========


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

       Other liabilities                                                                     $     15                  $      -
                                                                                             --------                  --------

       Stockholders' equity:
       Common stock, $.01 par value, authorized
           4,000,000 shares, issued and outstanding
           1,768,082 shares in 2005 and
           1,634,054 shares in 2004                                                                18                        16
       Additional paid-in capital                                                              10,578                     8,377
       Retained earnings                                                                       11,372                     9,929
       Accumulated other comprehensive loss, net                                                  (26)                       (6)
                                                                                             --------                  --------

                                                                                               21,942                    18,316
                                                                                             --------                  --------

             Total liabilities and stockholders' equity                                      $ 21,957                  $ 18,316
                                                                                             ========                  ========

                              STATEMENTS OF INCOME

                                                                                             Years Ended December 31
                                                                                              2005            2004
                                                                                             ------          ------

       Income:
           Dividend from subsidiary bank                                                     $  100           $    -
           Equity in undistributed earnings of subsidiary bank                                1,969            1,541
                                                                                             ------           ------

                Total income                                                                  2,069            1,541
                                                                                             ------           ------

       Operating expenses:
           Compensation and benefits                                                             12               15
           Other                                                                                  6                6
                                                                                             ------           ------

                Total operating expenses                                                         18               21
                                                                                             ------           ------

       Net income before income taxes                                                         2,051            1,520

       Income tax benefit                                                                        11               12
                                                                                             ------           ------

       Net income                                                                            $2,062           $1,532
                                                                                             ======           ======

                            STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31
                                                                                             2005               2004
                                                                                            ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $ 2,062            $ 1,532
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Equity in undistributed earnings of subsidiary                                         (1,969)            (1,541)
      Net change in other assets and other liabilities                                           62                (22)
      Distribution from Management Recognition
        Plan Trust                                                                                -                  7
                                                                                            -------            -------

             Net cash flows provided (used) by operating activities                             155                (24)
                                                                                            -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                              (336)              (324)
   ESOP compensation expense                                                                      -                 39
   Proceeds from sale of common stock                                                         1,920                 70
   Proceeds from exercise of stock options                                                        -                126
   Investment in subsidiary                                                                  (1,500)                 -
                                                                                            -------            -------

             Net cash provided (used) by financing activities                                    84                (89)
                                                                                            -------            -------

NET INCREASE (DECREASE) IN CASH                                                                 239               (113)

CASH AT BEGINNING OF PERIOD                                                                      65                178
                                                                                            -------            -------

CASH AT END OF PERIOD                                                                       $   304            $    65
                                                                                            =======            =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's management, under the supervision and with the participation of its Chief Executive and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

           None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Other Executive Officers
Following are the name, age (as of December 31, 2005) and principal position of executive officers of the Company and Cecil Federal who are not directors.

Name                                Age     Title
--------------------------          ---     -----------------------------------------------------------------

Brian J. Hale                       46      Executive Vice President/Chief Operating Officer of Cecil Federal
Sandra D. Feltman                   56      Sr. Vice President/Director of Lending of Cecil Federal
Thomas L. Lofland*                  53      President/Chief Executive Officer of Columbian Division
Brian L. Lockhart                   41      Vice President/Business Development Officer
R. Lee Whitehead                    28      Vice President/Chief Financial Officer

-------------------
* No longer employed by the Company or Cecil Federal.


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

THOMAS W. LOFLAND Is no longer employed by Cecil Bancorp or Cecil Federal Until January 2006, Mr. Lofland was President of the Columbian Bank Division. Before joining Cecil in 2000, Mr. Lofland was employed by People's Bank of Elkton, for six years as President, Chief Operating Officer and Director. Mr. Lofland resigned his position with Cecil in January 2006.

BRIAN L. LOCKHART is Vice President/Business Development Officer of Cecil Federal. Mr. Lockhart was employed with Waste Management for 16 years in its Sales Department before joining Cecil Federal in 2002. A lifelong Cecil County resident, Mr. Lockhart is a past president of the Rising Sun Business Association, a member of the Union Hospital's Health Services Board of Directors, a member of Mount Aviat Board of Directors, a member of Good Shepherd Parish, and Member/Owner of Chesapeake Bay Golf Course. Brian resides in Rising Sun, Maryland.

R. LEE WHITEHEAD is Vice President/Chief Financial Officer of Cecil Federal. Mr. Whitehead has previously served as accounting manager since joining Cecil Federal in April 2004 before being appointed Chief Financial Officer in May 2005. In his present capacity, Mr. Whitehead's responsibilities include the administration of all accounting and financial reporting functions. Lee resides in Aberdeen, Maryland.

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

ITEM 13. INDEX TO EXHIBITS
           (a)  Documents Filed as Part of this Report

           (1)  Financial Statements.
           The following financial statements are filed in Item 7 of this report:
                    Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004 Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2005 and 2004
                    Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004
                    Notes to Consolidated Financial Statements.

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

           (3) Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.                                Description                         Incorporated by Reference to:
------------------ ----------------------------------------------------------- -----------------------------------------------------
3.1                Articles of Incorporation of Cecil Bancorp, Inc.            Exhibit 3.1 to Registration Statement on Form  S-1
                                                                               (File No. 33-81374)

3.2                Bylaws of Cecil  Bancorp, Inc.                              Exhibit 3.2 to Form 10-KSB for the year ended
                                                                               December 31, 2003, SEC File No. 0-24926.

3.3                Articles of Incorporation of Cecil Federal Bank, Inc.       Exhibit 3.3 to Form 10-KSB for the year ended
                                                                               December 31, 2004, SEC File No. 0-24926.

3.4                Bylaws of Cecil Federal Bank                                Exhibit 3.4 to Form 10-KSB for the year ended
                                                                               December 31, 2004, SEC File No. 0-24926.

4                  Form of Common Stock Certificate                            Exhibit 4 to Registration Statement on Form  S-1
                                                                               (File No. 33-81374)

10.1*              Employment Agreement between Cecil Bancorp, Inc., Cecil     Exhibit 10.1 to Registration Statement on Form  S-1
                   Federal Savings Bank and Mary Halsey                        (File No. 33-81374)

10.2*              Cecil Bancorp, Inc. Stock Option and Incentive Plan         Exhibit to Company's Proxy Statement for its Annual
                                                                               Meeting of May 25, 1995 (File No. 0-24926).

10.3*              Cecil Bancorp, Inc. Management Recognition Plan             Exhibit to Company's Proxy Statement for its Annual
                                                                               Meeting of May 25, 1995 (File No. 0-24926).

10.4*              Cecil Federal Savings Bank Retirement Plan for              Exhibit 10.4 to Form 10-KSB for the year ended
                   Non-Employee Directors                                      December 31, 1994, SEC File No. 0-24926.

10.5*              Columbian Bank, a Federal Savings Bank 1994 Stock Option    Columbian Bank, a Federal saving Bank, Registration
                   and  Incentive Plan                                         Statement on Form S-B.

10.6*              Cecil Federal Bank Supplemental Executive Retirement Plan   Exhibit 10.1 to the Company's Quarterly Report on
                   covering Charles F. Sposato, Chairman; Mary B. Halsey,      Form 10-QSB for the quarterly period ending June 30,
                   President and Chief Executive Officer; and Brian J. Hale,   2004
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

99                 Letter to Shareholders Accompanying Annual Report on
                   Form 10-KSB

* Management Contract or Compensatory Plan or Arrangement.

--------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the registrant's definitive proxy statement pursuant to General to Form 10-KSB.

                                   SIGNATURES
           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CECIL BANCORP, INC.

March 24, 2006                        By: /s/ Mary B. Halsey
                                      Mary B. Halsey
                                      President and Chief Executive Officer

March 24, 2006                        By: /s/ Robert Lee Whitehead
                                      Robert Lee Whitehead
                                      Vice President and Chief Financial Officer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mary B. Halsey                                  Date:  March 24, 2006
Mary B. Halsey
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Robert Lee Whitehead                            Date:  March 24, 2006
Robert Lee Whitehead
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Charles F. Sposato                              Date:  March 24, 2006
 Charles F. Sposato
 Chairman of the Board

By: /s/ Donald F. Angert                                Date:  March 24, 2006
 Donald F. Angert
 Director

By: /s/ Robert L. Johnson                               Date:  March 24, 2006
 Robert L. Johnson
 Director

By: /s/Matthew G. Bathon                                Date:  March 24, 2006
 Matthew G. Bathon
 Director

By: /s/ Mark W. Saunders                                Date:  March 24, 2006
 Mark W. Saunders
 Director

By: /s/ Thomas L. Vaughan, Sr.
 Thomas L. Vaughan, Sr.                                 Date: March 24, 2006
 Director