Form 10QSB
period 2006-03-31
CECIL BANCORP INC
filed 2006-05-15
CIK 926865

Click here for Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-24926

CECIL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1883546 (I.R.S. Employer Identification Number)

127 North Street, Elkton, Maryland (Address of principal executive office)	21921-5547 (Zip Code)

Registrant’s telephone number, including area code:  (410) 398-1650

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES NO

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).

YES NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,803,298

CECIL BANCORP, INC. AND SUBSIDIARIES

Back to Contents

PART I.	Financial Information

CECIL BANCORP, INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS

	March 31, 2006	December 31, 2005

	(unaudited)
Cash and due from banks	$1,198	$1,317
Interest bearing deposits with banks	3,759	4,378
Investment securities:
Securities available-for-sale at fair value	2,191	2,187
Securities held-to-maturity (fair value of $3,693
in 2006 and $3,735 in 2005)	3,693	3,735
Restricted investment securities – at cost	2,037	2,607
Loans receivable	249,043	235,045
Less: Allowance for loan losses	(1,782)	(1,738)

Net loans receivable	247,261	233,307

Other real estate owned	385	385
Premises and equipment – net of accumulated depreciation	9,308	9,253
Accrued interest receivable	1,143	1,146
Goodwill	2,182	2,182
Other intangible assets	168	154
Bank owned life insurance	5,072	5,030
Other assets	1,646	1,444

TOTAL ASSETS	$280,043	$267,125

See accompanying notes to consolidated financial statements.

Back to Contents

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005

	(unaudited)
LIABILITIES:
Deposits	$218,527	$198,207
Other liabilities	2,183	2,062
Guaranteed preferred beneficial interest in junior subordinated debentures	10,000	—
Advances from Federal Home Loan Bank of Atlanta	26,939	44,914

Total liabilities	257,649	245,183

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,785,616 shares in 2006 and 1,768,082 shares in 2005	18	18
Additional paid in capital	10,871	10,578
Retained earnings	11,538	11,372
Accumulated other comprehensive loss, net	(33)	(26)

Total stockholders’ equity	22,394	21,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,043	$267,125

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except per share data)

	For the Three Months Ended March 31,

	2006	2005

INTEREST INCOME:
Interest and fees on loans	$4,522	$3,104
Interest on investment securities	61	37
Dividends on FHLB and FRB stock	31	23
Other interest-earning assets	13	9

Total interest income	4,627	3,173

INTEREST EXPENSE:
Interest expense on deposits	1,603	781
Guaranteed preferred beneficial interest in junior subordinated debentures	13	—
Interest expense on advances from FHLB	418	291

Total interest expense	2,034	1,072

NET INTEREST INCOME	2,593	2,101
PROVISION FOR LOAN LOSSES	60	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,533	2,071

NONINTEREST INCOME:
Checking account fees	118	102
ATM fees	19	16
Commission income	2	14
Gain on sale of loans	35	33
Income from bank owned life insurance	42	47
Other	62	11

Total noninterest income	278	223

NONINTEREST EXPENSE:
Salaries and employee benefits	1,167	846
Occupancy expense	165	117
Equipment and data processing expense	212	168
Other	387	264

Total noninterest expense	1,931	1,395

INCOME BEFORE INCOME TAXES	880	899
INCOME TAX EXPENSE	328	333

NET INCOME	$552	$566

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except per share data)

(Continued)

	For the Three Months Ended March 31,

	2006	2005

NET INCOME	$552	$566
OTHER COMPREHENSIVE INCOME
Unrealized (losses) on investment securities, net of deferred taxes	(7)	(9)

TOTAL COMPREHENSIVE INCOME	$545	$557

Earnings per common share - basic	$0.31	$0.34

Earnings per common share - diluted	$0.31	$0.34

Dividends paid per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$552	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	75
Provision for loan losses	60	30
Gain on sale of loans	(35)	(33)
Loss on disposal of premises and equipment	1	11
Increase in cash surrender value of bank owned life insurance	(42)	(47)
Excess servicing rights	(22)	(16)
Reinvested dividends on investments	(22)	(5)
Origination of loans held for sale	(1,643)	(1,299)
Proceeds from sales of loans held for sale	1,660	1,319
Net change in:
Accrued interest receivable and other assets	(193)	(4)
Other liabilities	121	261

Net cash provided by operating activities	522	858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(38)
Purchases of investment securities held-to-maturity	(3,670)	(2,468)
Net redemption of stock in Federal Home Loan Bank of Atlanta	570	424
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	6	8
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	3,750	2,500
Net increase in loans	(13,996)	(11,897)
Purchases of premises and equipment – net	(172)	(344)

Net cash used in investing activities	(13,512)	(11,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,320	20,469
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	10,000	—
Net decrease in advances from Federal Home Loan Bank	(17,975)	(11,650)
Payments of cash dividends	(93)	(82)

Net cash provided by financing activities	12,252	8,737

DECREASE IN CASH AND CASH EQUIVALENTS	(738)	(2,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,695	4,234

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,957	$2,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$330	$153

Cash paid for interest	$2,097	$1,072

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

1.	GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. For the three months ended March 31, 2006 and 2005, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive. All earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005 and the 1% stock dividend approved by the Board of Directors on March 14, 2006.

	Three Months Ended March 31,

	2006	2005

Basic:
Net income available to common stockholders	$552,000	$566,000

Average common shares outstanding	1,803,298	1,669,270

Basic earnings per common share	$0.31	$0.34

Diluted:
Net income available to common stockholders	$552,000	$566,000

Average common shares outstanding	1,803,298	1,669,270
Stock option adjustment	2,997	4,510

Average common shares outstanding – diluted	1,806,295	1,673,780

Diluted earnings per common share	$0.31	$0.34

Back to Contents

4.	FAIR VALUE ACCOUNTING FOR STOCK PLANS

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, under the prospective method on January 1, 2006. Among other things, SFAS 123(R) eliminates the ability to account for stock-based compensation using Accounting Principles Board (“APB”) No. 25 and requires such transactions to be recognized as compensation cost in the income statement based on their fair value on the date of grant.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan based on the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is generally not recognized if the exercise price of the option equals or exceeds the fair market value of the stock on the date of the grant. The exercise price for all options granted was equal to the market price of the common stock at the date of the grant, and accordingly, no compensation expense related to options was recognized.

The Company has not granted any options during the three months ended March 31, 2006 and 2005. All outstanding options have been fully vested since January 1, 2005. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Three months ended March 31, 2006		Year ended December 31, 2005

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	10,075	$10.74	10,075	$10.74
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/expired	(1,685)	5.39	—	—

Outstanding at end of period	8,390	$11.81	10,075	$10.74

Options exercisable at end of period	8,390	$11.81	10,075	$10.74

The following table summarizes information about stock options outstanding at March 31, 2006::

Options Outstanding and Exercisable

Exercise Price	Number Outstanding	Life (Years)

5.39	534	0.5
12.25	7,856	3.1

5.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

In March 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust I (the “Trust”). On March 23, 2006, the Trust sold $10.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $10.3 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.51% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.38%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 23, 2036 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This Management’s Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of possible loan losses; and statements of the Company’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past growth and performance do not necessarily indicate its future results.

You should read this Management’s Discussion and Analysis of the Company’s consolidated financial condition and results of operations in conjunction with the Company’s unaudited consolidated financial statements and the accompanying notes.

General

Cecil Bancorp, Inc. (the “Company”) is the bank holding company for Cecil Federal Bank (“Cecil Federal” or the “Bank”). The Company is a bank holding company subject to regulation by the Federal Reserve System. The Bank is a community-oriented Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank (“FHLB”) of Atlanta, and is an Equal Housing Lender. Its deposits are insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

Cecil Federal conducts it business through its main office in Elkton, Maryland, and branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.

Cecil Federal’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. Cecil Federal offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC.

Asset/Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. The Company’s asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Bank’s lending policy emphasizes the origination of one-year, three-year, or five-year adjustable rate mortgage loans, adjustable rate commercial loans and lines of credit, and short-term consumer loans. The Bank is currently originating residential mortgage loans for sale in the secondary market through the Federal Home Loan Mortgage Corporation. Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

Back to Contents

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

The Company’s assets increased by $12.9 million, or 4.8%, to $280.0 million at March 31, 2006 from $267.1 million at December 31, 2005, primarily as a result of increases in the loans receivable portfolio, partially offset by decreases in cash and cash equivalents and restricted investment securities. The increase in the loan portfolio was funded by increases in deposits and the guaranteed preferred beneficial interest in junior subordinated debentures, partially offset by a decrease in advances from the Federal Home Loan Bank of Atlanta.

Cash and due from banks decreased by $119,000, or 9.0%, to $1.2 million at March 31, 2006 from $1.3 million at December 31, 2005. Interest-bearing cash decreased by $619,000, or 14.1%, to $3.8 million at March 31, 2006 from $4.4 million at December 31, 2005 primarily to fund growth in the loan portfolio and repay advances from the Federal Home Loan Bank of Atlanta. Investment securities held to maturity remained consistent at $3.7 million at March 31, 2006 and December 31, 2005. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, decreased $570,000, or 21.9%, during this period as a result of the significant decrease in advances from the Federal Home Loan Bank of Atlanta.

The loans receivable portfolio increased by $14.0 million, or 6.0%, to $249.0 million at March 31, 2006 from $235.0 million at December 31, 2005, primarily as a result of growth in construction loans (up $5.4 million, or 32.9%) and commercial real estate loans (up $13.9 million, or 30.6%), offset in part by declines in one- to four-family residential and home equity loans (down $3.7 million, or 4.3%) and consumer loans (down $809,000, or 9.0%). The allowance for loan losses increased $44,000, or 2.5%, during the period (see “analysis of allowance for loan losses” below).

Other assets increased $202,000, or 14.0%, to $1.6 million at March 31, 2006 from $1.4 million at December 31, 2005. This increase is primarily due to the payment of the final capital call for the Company’s investment in Triangle Capital Partners, as well as an increase in prepaid expenses due to the prepayment of FDIC insurance premiums and various maintenance contracts.

The Company’s liabilities increased $12.5 million, or 5.1%, to $257.6 million at March 31, 2006 from $245.2 million at December 31, 2005. The increase in deposits of $20.3 million, or 10.3%, to $218.5 million at March 31, 2006 from $198.2 million at December 31, 2005, was mainly due to an increase in certificates of deposit (up $22.2 million, or 18.0%), partially offset by decreases in money market certificates (down $1.1 million, or 13.8%) and NOW accounts (down $818,000, or 6.3%). The guaranteed preferred beneficial interest in junior subordinated debentures increased 100% to $10.0 million at March 31, 2006 following completion of the issuance of trust preferred securities (see note 5 to the consolidated financial statements). Advances from the Federal Home Loan Bank of Atlanta decreased $18.0 million, or 40.0%, to $26.9 million at March 31, 2006 from $44.9 million at December 31, 2005. The Company was able to significantly reduce its advances as a result of the increase in deposits and the issuance of the trust preferred securities. Other liabilities increased $121,000, or 5.9%, to $2.2 million at March 31, 2006 from $2.1 million at December 31, 2005, primarily due to an increase in the Company’s supplemental executive retirement plan liability, partially offset by the payment of the Company’s contribution to the 401(k) profit sharing plan.

The Company’s stockholders’ equity increased by $452,000, or 2.1%, to $22.4 million at March 31, 2006 from $21.9 million December 31, 2005. This increase is primarily the result of net income of $552,000, offset in part by the Company’s regular cash dividend of $0.05 per share, or $93,000, for the quarter ended March 31, 2006.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

Net income for the three-month period ended March 31, 2006 decreased $14,000, or 2.5%, to $552,000 as compared to net income for the same period in 2005 of $566,000. This decrease was primarily the result of increases in noninterest expense and the provision for loan losses, partially offset by increases in net interest income and noninterest income. Diluted net income per share decreased 8.8% to $0.31 for the three-month period ended March 31, 2006 as compared to $0.34 for the same period in 2005. The net income per share calculations have been adjusted to give retroactive effect to the 1% stock dividend approved by the Board of Directors on December 20, 2005 and the 1% stock dividend approved by the Board of Directors on March 14, 2006. The annualized return on average assets and annualized return on average equity were 0.82% and 9.93% respectively, for the three-month period ended March 31, 2006. This compares to an annualized return on average assets and annualized return on average equity of 1.10% and 12.15%, respectively, for the same period in 2005.

Back to Contents

Net interest income, the Company’s primary source of income, increased 23.4%, or $492,000, to $2.6 million for the three months ended March 31, 2006, from $2.1 million over the same period in 2005. The weighted average yield on interest earning assets increased to 7.41% for the three months ended March 31, 2006 from 6.61% for the three months ended March 31, 2005. The weighted average rate paid on interest bearing liabilities increased to 3.56% for the three months ended March 31, 2006 from 2.48% for the three months ended March 31, 2005. The weighted average yield earned and weighted average rate paid increased in the first quarter of 2006 due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities has increased more rapidly, as the Company has increased rates on deposits to gain market share. As a result, the net interest spread decreased to 3.85% from 4.13% and the net interest margin decreased to 4.15% for the three months ended March 31, 2006 as compared to 4.38% for the three months ended March 31, 2005.

Interest and fees on loans increased by $1.4 million, or 45.7%, to $4.5 million for the three months ended March 31, 2006 from $3.1 million for the three months ended March 31, 2005. The increase is attributable to increases in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $57.5 million, or 31.9%, to $237.7 million for the three months ended March 31, 2006 from $180.2 million for the three months ended March 31, 2005. The weighted-average yield increased to 7.61% for the three months ended March 31, 2006 from 6.89% for the three months ended March 31, 2005.

Interest on investment securities increased $24,000, or 64.9%, to $61,000 for the three months ended March 31, 2006 from $37,000 for the three months ended March 31, 2005. The average outstanding balance increased $152,000, or 2.6%, to $5.9 million for the three months ended March 31, 2006 from $5.7 million for the three months ended March 31, 2005. The weighted-average yield increased to 4.15% for the three months ended March 31, 2006 from 2.56% for the three months ended March 31, 2005.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $8,000, or 34.8%, to $31,000 for the three months ended March 31, 2006 from $23,000 for the three months ended March 31, 2005. The average outstanding balance increased $179,000, or 8.4%, to $2.3 million for the three months ended March 31, 2006 from $2.1 million for the three months ended March 31, 2005. The weighted-average yield increased to 5.37% for the three months ended March 31, 2006 from 4.30% for the three months ended March 31, 2005.

Interest on other interest earning assets increased $4,000, or 44.4%, to $13,000 for the three months ended March 31, 2006 from $9,000 for the three months ended March 31, 2005. The average outstanding balance decreased $56,000, or 1.5%, to $3.7 million for the three months ended March 31, 2006 from $3.8 million for the three months ended March 31, 2005. The weighted-average yield increased to 1.39% for the three months ended March 31, 2006 from 0.93% for the three months ended March 31, 2005.

Interest on deposits increased $822,000, or 105.2%, to $1.6 million for the three months ended March 31, 2006 from $781,000 for the three months ended March 31, 2005. The average balance outstanding increased $59.6 million, or 39.7%, to $209.7 million for the three months ended March 31, 2006 from $150.1 million for the same period in 2005. The weighted-average rate paid on interest bearing deposits increased to 3.34% for the three months ended March 31, 2006 from 2.29% for the three months ended March 31, 2005. Interest on guaranteed preferred beneficial interest in junior subordinated debentures increased 100% to $13,000 for the three months ended March 31, 2006. The Company is currently paying a rate of 6.51% on the debt. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $127,000, or 43.6%, to $418,000 for the three months ended March 31, 2006 from $291,000 for the three months ended March 31, 2005. The average balance outstanding increased $372,000, or 1.0%, for the period noted above. The weighted average rate increased to 4.58% for the three months ended March 31, 2006 from 3.21% for the three months ended March 31, 2005.

Noninterest income increased 24.7%, or $55,000, for the three months ended March 31, 2006, over the same period in 2005. Checking account fees increased $16,000, or 15.7%, to $118,000 for the three months ended March 31, 2006 from $102,000 for the three months ended March 31, 2005, primarily due to growth in the deposit portfolio. Commission income decreased $12,000, or 85.7%, to $2,000 for the three months ended March 31, 2006 from $14,000 for the three months ended March 31, 2005. Income from bank owned life insurance decreased $5,000, or 10.6%, to $42,000 for the three months ended March 31, 2006 from $47,000 over the same period in 2005. Other income increased $51,000 to $62,000 for the three months ended March 31, 2006 from $11,000 for the three months ended March 31, 2005. This increase is primarily due to an increase in income from the Company’s investment in Triangle Capital Partners, as well as an increase in rental income after the purchase of a commercial property in July 2005 that is used as a loan and operations facility.

Back to Contents

Noninterest expense increased 38.4%, or $536,000, for the three months ended March 31, 2006, over the same period in 2005. Salary and employee benefits increased $321,000, or 37.9%, for the three months ended March 31, 2006 over the same period in 2005. This increase is attributable to the hiring of additional employees to staff the new branches, as well as increased sales and administrative staff, annual merit increases, and an increase in the supplemental executive retirement plan expense. Occupancy expense increased $48,000, or 41.0%, to $165,000 for the three months ended March 31, 2006 from $117,000 for the three months ended March 31, 2005 due to the increased depreciation, maintenance and utilities expenses for the new branches and the operations facility that were placed in service during the second and fourth quarters of 2005. Equipment and data processing expense increased $44,000, or 26.2%, to $212,000 for the three months ended March 31, 2006 from $168,000 for the same period in 2005. This increase is attributed to the purchases of equipment to fill the new branches and the depreciation of this equipment, as well as an increase in fees for the Company’s data service provider. Other expenses increased $123,000, or 46.6%, to $387,000 for the three months ended March 31, 2006 compared to $264,000 during the same period in 2005, primarily due to increases in legal fees, audit services, and loan collection expense.

Income tax expense for the three-month periods ended March 31, 2006 and 2005 was $328,000 and $333,000, respectively, which equates to effective rates of 37.3% and 37.0% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	March 31, 2006		December 31, 2005

	Amount	%	Amount	%

	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$21,806	8.75%	$16,414	6.98%
One- to four-family residential and home equity	82,593	33.16	86,334	36.73
Multi-family residential	4,587	1.84	4,523	1.93
Land	3,154	1.27	3,477	1.48
Commercial	59,213	23.78	45,338	19.29
Commercial business loans*	66,698	26.78	67,277	28.62
Consumer loans:
Automobile loans	1,374	0.55	1,265	0.54
Deposit account loans	1,457	0.59	1,447	0.61
Personal loans	8,161	3.28	8,970	3.82

Gross loans	249,043	100.00%	235,045	100.00%

Less: allowance for loan losses	(1,782)		(1,738)

Total loans	$247,261		$233,307

* Commercial business loans above include loans primarily for business purposes that are secured by real estate.

Back to Contents

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

(Dollars in thousands)	March 31, 2006	December 31, 2005

Non-accrual loans and leases	$3,036	$2,818
Loans and leases 90 days or more past due	18	18
Restructured loans and leases	0	0

Total nonperforming loans and leases	3,054	2,836
Other real estate owned, net	385	385

Total nonperforming assets	$3,439	$3,221

Nonperforming loans and leases to total loans	1.23%	1.21%
Nonperforming assets to total assets	1.23	1.21
Allowance for loan losses to non-performing loans and leases	58.35	61.28

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

The unallocated allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the specific and formula allowances. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers’ ability to pay. In addition to these conditions, management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to economic factors. Additionally, management has identified commercial business loans as higher risk based on the change in the nature and the volume of the portfolio over the last several periods. Therefore, management has allocated additional reserves to these two pools of loans over and above the specific and formula allowances.

Determining the amount of the allowance for loan losses requires the use of estimates and assumptions, which is permitted under accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, as noted above, federal and state financial institution examiners, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Back to Contents

Management determined that the appropriate allowance for loan losses at March 31, 2006 was $1.8 million, (0.72% of total loans), an increase of $44,000 from the $1.7 million allowance (0.74% of total loans) at December 31, 2005. Annualized net charge-offs for the first three months of 2006 were 0.03% of average loans, while net charge-offs were 0.04% of average loans for the year 2005. The provision for loans losses required for the first three months of 2006 and 2005 was $60,000 and $30,000, respectively.

A summary of activity in the allowance is shown below.

	3 Months Ended March 31, 2006	12 Months Ended December 31, 2005

	(In thousands)
Balance at beginning of period	$1,738	$1,189

Charge-offs:
Residential real estate	(35)	(5)
Commercial	0	(29)
Consumer	(6)	(86)

Total charge-offs	(41)	(120)

Recoveries:
Residential real estate	0	0
Commercial	0	0
Consumer	25	44

Total recoveries	25	44

Net charge-offs	(16)	(76)

Provision for loan losses	60	625

Balance at end of period	$1,782	$1,738

Net charge-offs to average loans outstanding during the period (annualized)	0.03%	0.04%
Allowance for loan losses to loans	0.72	0.74
Allowance for loan losses to nonperforming loans	58.35	61.28

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal at the dates indicated.

	Balance at March 31, 2006	% Deposits	Balance at December 31, 2005	% Deposits

	(Dollars in thousands)
Regular checking	$16,823	7.70%	$17,133	8.64%
NOW accounts	12,221	5.59	13,039	6.58
Passbook	11,335	5.19	11,361	5.73
Statement savings	7,811	3.57	7,764	3.92
Money market	6,203	2.84	6,295	3.18
Holiday club	155	0.07	59	0.03
Certificates of Deposit	145,833	66.74	123,610	62.36
IRA Certificates of Deposit	11,480	5.25	11,215	5.66
Money Market Certificates	6,666	3.05	7,731	3.90

Total Deposits	$218,527	100.00%	$198,207	100.00%

Back to Contents

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of March 31, 2006 and 2005 and the capital ratios of the Company as of March 31, 2005. As of March 31, 2006, since the Company has assets that total less than $500 million, the capital adequacy requirements do not apply on a consolidated basis.

			Regulatory Minimums

	2006 Actual	2005 Actual	Well Capitalized	Adequately Capitalized

Total risk-based capital ratio:
Consolidated		11.25%	N/A	8.00%
The Bank	13.74%	11.07%	10.00%	8.00%
Tier 1 risk-based capital ratio:
Consolidated		10.50%	N/A	4.00%
The Bank	9.02%	10.32%	6.00%	4.00%
Tangible capital ratio:
Consolidated		8.07%	N/A	4.00%
The Bank	7.35%	8.06%	5.00%	4.00%

As of March 31, 2006 and 2005, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.

Item 3. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

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

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CECIL BANCORP, INC.

Date: May 12, 2006	by:	/s/ Mary B. Halsey

Mary B. Halsey President and Chief Executive Officer

Date: May 12, 2006	by:	/s/ Robert Lee Whitehead

Robert Lee Whitehead Vice President and Chief Financial Officer