Form 10QSB
period 2006-06-30
CECIL BANCORP INC
filed 2006-08-14
CIK 926865

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,821,139

CECIL BANCORP INC. AND SUBSIDIARIES

CONTENTS

PAGE

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets -
		June 30, 2006 and December 31, 2005	3

Consolidated Statements of Income and Comprehensive Income
		for the Three and Six Months Ended June 30, 2006 and 2005	4-5

Consolidated Statements of Cash Flows
		for the Six Months Ended June 30, 2006 and 2005	6

		Notes to Consolidated Financial Statements	7-9

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	10-17

	ITEM 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

SIGNATURES

CERTIFICATIONS

Back to Contents

PART I.	Financial Information

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS:
Cash and due from banks	$1,585	$1,317
Interest bearing deposits with banks	281	4,378
Investment securities:
Securities available-for-sale at fair value	2,202	2,187
Securities held-to-maturity (fair value of $3,735 in 2006 and 2005)	3,735	3,735
Restricted investment securities – at cost	2,451	2,607
Loans receivable	264,454	235,045
Less: allowance for loan losses	(1,767)	(1,738)

Net loans receivable	262,687	233,307
Other real estate owned	385	385
Premises and equipment – net of accumulated depreciation	9,240	9,253
Accrued interest receivable	1,253	1,146
Goodwill	2,182	2,182
Other intangible assets	186	154
Bank owned life insurance	5,769	5,030
Other assets	1,883	1,444

TOTAL ASSETS	$293,839	$267,125

LIABILITIES:
Deposits	$221,213	$198,207
Other liabilities	2,283	2,062
Guaranteed preferred beneficial interest in junior subordinated debentures	10,000	—
Advances from Federal Home Loan Bank of Atlanta	37,418	44,914

Total liabilities	270,914	245,183

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,803,298 shares in 2006 and 1,768,082 shares in 2005	18	18
Additional paid in capital	11,172	10,578
Retained earnings	11,773	11,372
Accumulated other comprehensive loss, net	(38)	(26)

Total stockholders’ equity	22,925	21,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,839	$267,125

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$4,954	$3,433	$9,476	$6,538
Interest on investment securities	67	44	128	80
Dividends on FHLB and FRB stock	27	26	58	49
Other interest-earning assets	11	5	24	14

Total interest income	5,059	3,508	9,686	6,681

INTEREST EXPENSE:
Interest expense on deposits	1,849	949	3,452	1,730
Guaranteed preferred beneficial interest in junior subordinated debentures	166	—	179	—
Interest expense on advances from FHLB	337	332	755	623

Total interest expense	2,352	1,281	4,386	2,353

NET INTEREST INCOME	2,707	2,227	5,300	4,328

PROVISION FOR LOAN LOSSES	155	30	215	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,552	2,197	5,085	4,268

NONINTEREST INCOME:
Checking account fees	137	115	255	217
ATM fees	28	27	47	42
Commission income	18	36	20	50
Gain on sale of loans	20	30	55	64
Income from bank owned life insurance	47	56	89	103
Other	36	12	98	23

Total noninterest income	286	276	564	499

NONINTEREST EXPENSE:
Salaries and employee benefits	1,203	984	2,370	1,830
Occupancy expense	135	93	300	209
Equipment and data processing expense	200	182	412	350
Other	299	300	686	564

Total noninterest expense	1,837	1,559	3,768	2,953

INCOME BEFORE INCOME TAXES	1,001	914	1,881	1,814

INCOME TAX EXPENSE	374	335	702	668

NET INCOME	$627	$579	$1,179	$1,146

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

NET INCOME	$627	$579	$1,179	$1,146

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on investment securities, net of deferred taxes	(5)	2	(12)	(8)

TOTAL COMPREHENSIVE INCOME	$622	$581	$1,167	$1,138

Earnings per common share – basic	$0.34	$0.34	$0.65	$0.68

Earnings per common share – diluted	$0.34	$0.34	$0.65	$0.68

Dividends paid per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,179	$1,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167	141
Provision for loan losses	215	60
Gain of sale of loans	(55)	(64)
Loss on disposal of premises and equipment	1	11
Increase in cash surrender value of bank owned life insurance	(89)	(102)
Excess servicing rights	(46)	(28)
Reinvested dividends on investments	(45)	(22)
Origination of loans held for sale	(3,408)	(2,237)
Proceeds from sales of loans held for sale	3,426	2,277
Net change in:
Accrued interest receivable and other assets	(538)	10
Other liabilities	221	72

Net cash provided by operating activities	1,028	1,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(38)
Purchases of investment securities held-to-maturity	(3,670)	(3,454)
Net redemption (purchase) of stock in Federal Home Loan Bank	156	(246)
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	10	15
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	3,750	3,500
Net increase in loans	(29,557)	(29,473)
Purchases of bank owned life insurance	(650)	(650)
Deposit on commercial property	—	(1,936)
Purchases of premises and equipment – net	(222)	(908)

Net cash used in investing activities	(30,183)	(33,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,006	30,394
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	10,000	—
Proceeds from issuance of common stock	—	40
Net (decrease) increase in advances from Federal Home Loan Bank	(7,496)	1,728
Payments of cash dividends	(184)	(163)

Net cash provided by financing activities	25,326	31,999

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,829)	73
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,695	4,234

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,866	$4,307

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$1,300	$603

Cash paid for interest	$4,445	$2,307

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

1.	GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and six months ended June 30, 2006 and 2005, there were no options excluded from the diluted earnings per share calculation. All earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors on December 20, 2005, March 14, 2006, and May 23, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Basic:
Net income available to common stockholders	$627,000	$579,000	$1,179,000	$1,146,000

Average common shares outstanding	1,821,331	1,687,328	1,821,331	1,687,316

Basic earnings per common share	$0.34	$0.34	$0.65	$0.68

Diluted:
Net income available to common stockholders	$627,000	$579,000	$1,179,000	$1,146,000

Average common shares outstanding	1,821,331	1,687,328	1,821,331	1,687,316
Stock option adjustment	2,396	4,158	2,494	4,389

Average common shares outstanding – diluted	1,823,727	1,691,486	1,823,825	1,691,705

Diluted earnings per common share	$0.34	$0.34	$0.65	$0.68

Back to Contents

4.	FAIR VALUE ACCOUNTING FOR STOCK PLANS

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

The Company has not granted any options during the three and six months ended June 30, 2006 and 2005. All outstanding options have been fully vested since January 1, 2005. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Six months ended June 30, 2006		Year ended December 31, 2005

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	10,143	$10.64	10,143	$10.64
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/expired	(1,668)	5.34	—	—

Outstanding at end of period	8,475	$11.70	10,143	$10.64

Options exercisable at end of period	8,475	$11.70	10,143	$10.64

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding and Exercisable

Exercise Price	Number Outstanding	Remaining Life (Years)

5.34	539	0.3
12.13	7,936	2.8

5.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

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

Back to Contents

6.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not significantly impact the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” and amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

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

General

Cecil Bancorp, Inc. (the “Company”) is the holding company for Cecil Federal Bank (“Cecil Federal” or the “Bank”). The Company is a bank holding company subject to regulation by the Federal Reserve System. The Bank is a community-oriented Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank (“FHLB”) of Atlanta, and is an Equal Housing Lender. Its deposits are insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

Cecil Federal conducts its business though its main office in Elkton, Maryland, and branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.

Cecil Federal’s business strategy is to operate as an independent, community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. Cecil Federal has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. Cecil Federal offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

The Company’s assets increased by $26.7 million, or 10.0%, to $293.8 million at June 30, 2006 from $267.1 million at December 31, 2005 primarily as a result of increases in loans receivable, bank-owned life insurance, and other assets. This increase was funded by increases in deposits and the guaranteed preferred beneficial interest in junior subordinated debentures and a decrease in cash and cash equivalents, partially offset by a decrease in advances from the Federal Home Loan Bank of Atlanta. Cash and due from banks increased by $268,000, or 20.4%, to $1.6 million at June 30, 2006 from $1.3 million at December 31, 2005. Interest-bearing deposits decreased by $4.1 million, or 93.6%, to $281,000 at June 30, 2006 from $4.4 million at December 31, 2005 primarily to fund growth in the loan portfolio and to repay advances from the Federal Home Loan Bank of Atlanta. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, decreased $156,000 during this period as a result of the decrease in advances from the Federal Home Loan Bank of Atlanta.

Back to Contents

The loans receivable portfolio increased by $29.4 million, or 12.5%, to $264.5 million at June 30, 2006 from $235.0 million at December 31, 2005, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $9.3 million (10.8%) increase in one-to-four family residential mortgages, a $20.6 million (45.5%) increase in commercial real estate loans, and a $4.2 million (6.2%) increase in commercial business loans, the majority of which are secured by real estate, offset in part by a $4.9 million (29.6%) decrease in construction loans. The allowance for loan losses increased by $29,000, or 1.7%, during the period (see “Analysis of Allowance for Loan Losses” below).

Bank owned life insurance increased by $739,000, or 14.7%, to $5.8 million at June 30, 2006 from $5.0 million at December 31, 2005 due to an additional investment of $650,000, as well as an increase of $89,000 in the cash surrender value. Other assets increased $439,000 to $1.9 million at June 30, 2006 from $1.4 million at December 31, 2005 due to the payment of the final capital call for the Company’s investment in Triangle Capital Partners, as well as an increase in prepaid income taxes after payments of $1.3 million during the period.

The Company’s liabilities increased $25.7 million, or 10.5%, to $270.9 million at June 30, 2006 from $245.2 million at December 31, 2005. Deposits increased $23.0 million, or 11.6%, to $221.2 million at June 30, 2006 from $198.2 million at December 31, 2005. This increase was mainly due to marketing campaigns and product specials focused on local core funding. Increases in certificates of deposit (up $26.1 million, or 21.1%) were partially offset by decreases in NOW accounts (down $2.3 million, or 17.9%), money market certificates (down $1.5 million, or 19.7%), and money market accounts (down $1.2 million, or 18.6%). The $10.0 million in guaranteed preferred beneficial interest in junior subordinated debentures were issued in March 2006 (see note 5 to the consolidated financial statements). Advances from the Federal Home Loan Bank of Atlanta decreased $7.5 million, or 16.7%, to $37.4 million at June 30, 2006 from $44.9 million at December 31, 2005. The Company was able to reduce its advances as a result of the increase in deposits and the issuance of the debentures. Other liabilities increased $221,000, or 10.7%, to $2.3 million at June 30, 2006 from $2.1 million at December 31, 2005, primarily due to an increase in the Company’s supplemental executive retirement plan liability, partially offset by the payment of the Company’s contribution to the 401(k) profit sharing plan, as well as a decrease in accrued interest on advances from the Federal Home Loan Bank of Atlanta.

The Company’s stockholders’ equity increased by $983,000, or 4.5%, to $22.9 million at June 30, 2006 from $21.9 million at December 31, 2005. The increase was primarily the result of net income of $1.2 million, partially offset by the Company’s regular dividend of $0.10 per share, or $184,000, for the six months ended June 30, 2006.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

Net income for the three month period ended June 30, 2006 increased $48,000, or 8.3% to $627,000 as compared to net income for the same period in 2005 of $579,000. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share were both $0.34 for the second quarter of 2006 and 2005. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors on December 20, 2005, March 14, 2006 and May 23, 2006. The annualized return on average assets and annualized return on average equity were 0.89% and 11.01% respectively, for the three-month period ended June 30, 2006. This compares to an annualized return on average assets and annualized return on average equity of 1.05% and 12.06% respectively, for the same period in 2005.

Net interest income, the Company’s primary source of income, increased 21.6%, or $480,000, to $2.7 million for the three months ended June 30, 2006, from $2.2 million over the same period in 2005. The weighted average yield on interest earning assets increased to 7.77% for the three months ended June 30, 2006 from 6.86% for the three months ended June 30, 2005. The weighted average rate paid on interest bearing liabilities increased to 3.92% for the three months ended June 30, 2006 from 2.77% for the three months ended June 30, 2005. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities has increased more rapidly, as the Company has increased rates on deposits to gain market share. As a result, the net interest margin decreased to 4.16% for the three months ended June 30, 2006 as compared to 4.35% for the same period in 2005.

Back to Contents

Interest and fees on loans increased by $1.5 million, or 44.3%, to $5.0 million for the three months ended June 30, 2006 from $3.4 million for the three months ended June 30, 2005. The increase is attributable to an increase in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $56.4 million, or 29.1%, to $250.4 million for the three months ended June 30, 2006 from $194.0 million for the three months ended June 30, 2005. The weighted-average yield increased to 7.91% for the three months ended June 30, 2006 from 7.08% for the three month periods ended June 30, 2005.

Interest on investment securities increased $23,000, or 52.3%, to $67,000 for the three months ended June 30, 2006 from $44,000 for the three months ended June 30, 2005. The average balance outstanding increased $155,000 for the three months ended June 30, 2006 over the three months ended June 30, 2005. The weighted-average yield increased to 4.55% for the three months ended June 30, 2006 from 3.02% for the three months ended June 30, 2005.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased to $27,000 for the three months ended June 30, 2006 from $26,000 for the three months ended June 30, 2005. The average balance outstanding decreased $322,000, or 14.2%, to $1.9 million for the three months ended June 30, 2006 from $2.3 million for the three months ended June 30, 2005. The weighted-average yield increased to 5.69% for the three months ended June 30, 2006 from 4.62% for the three months ended June 30, 2005.

Interest on other earning assets increased $6,000, or 120.0%, to $11,000 for the three months ended June 30, 2006 from $5,000 for the three months ended June 30, 2005. The average balance outstanding decreased $291,000, or 11.2%, to $2.3 million for the three months ended June 30, 2006 from $2.6 million for the three months ended June 30, 2005. The weighted-average yield increased to 1.84% for the three months ended June 30, 2006 from 0.81% for the three months ended June 30, 2005.

Interest on deposits increased $900,000, or 94.8%, to $1.8 million for the three months ended June 30, 2006 from $949,000 for the three months ended June 30, 2005. The average balance outstanding on interest-bearing deposits increased $55.1 million, or 37.0%, to $204.1 million for the three months ended June 30, 2006 from $149.0 million for the three months ended June 30, 2005. The weighted-average rate paid on interest-bearing deposits increased to 3.62% for the three months ended June 30, 2006 from 2.55% for the three months ended June 30, 2005. Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures issued in March 2006 was $166,000. The average balance for the three months ended June 30, 2006 was $10.0 million and the weighted-average rate was 6.65%. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $5,000, or 1.5%, to $337,000 for the three months ended June 30, 2006 from $332,000 for the three months ended June 30, 2005. The average balance outstanding decreased $10.5 million, or 28.9%, to $25.8 million for the three months ended June 30, 2006 from $36.3 million for the three months ended June 30, 2005. The weighted average rate increased to 5.21% for the three months ended June 30, 2006 from 3.66% for the three months ended June 30, 2005.

Noninterest income increased 3.6%, or $10,000, for the three months ended June 30, 2006, over the same period in 2005. Checking account fees increased $22,000, or 19.1%, to $137,000 for the three months ended June 30, 2006 from $115,000 for the three months ended June 30, 2005, primarily due to growth in the deposit portfolio. Commission income decreased $18,000, or 50.0%, to $18,000 for the three months ended June 30, 2006 from $36,000 for the three months ended June 30, 2005. Gain on sale of loans decreased 33.3% to $20,000 for the three months ended June 30, 2006 from $30,000 for the three months ended June 30, 2005. Income from bank owned life insurance decreased 16.1% to $47,000 for the three months ended June 30, 2006 from $56,000 for the three months ended June 30, 2005 due to a decrease in rates being paid by the insurance carriers. Other income increased $24,000 to $36,000 for the three months ended June 30, 2006 from $12,000 for the three months ended June 30, 2005. This increase was primarily due to an increase in income from the Company’s investments in Triangle Capital Partners and Maryland Title Center, as well as an increase in rental income after the purchase of a commercial property in July 2005 that is used as a loan and operations facility.

Noninterest expense increased 17.8%, or $278,000, to $1.8 million for the three months ended June 30, 2006, from $1.6 million over the same period in 2005. Salaries and employee benefits increased 22.3% to $1.2 million for the three months ended June 30, 2006 from $984,000 for the three months ended June 30, 2005. This is attributable to the hiring of additional employees to staff the new branches, as well as increased sales and administrative staff, annual merit increases, and an increase in the supplemental executive retirement plan expense. Occupancy expense increased $42,000, or 45.2%, to $135,000 for the three months ended June 30, 2006, as compared to $93,000 for the same period in 2005 due to the increased depreciation, maintenance, and utilities expenses for the new branches and the operations facility that were placed in service during the third and fourth quarters of 2005. Equipment and data processing expense increased $18,000, or 9.9%, to $200,000 for the three months ended June 30, 2006 from $182,000 for the three months ended June 30, 2005. This increase is attributable to an increase in fees for the Company’s data service provider.

Back to Contents

Income tax expense for the three-month periods ended June 30, 2006 and 2005 was $374,000 and $335,000, respectively, which equates to effective rates of 37.4% and 36.7% respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

Net income for the six month period ended June 30, 2006 increased $33,000, or 2.9%, to $1.2 million as compared to net income for the same period in 2005 of $1.1 million. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share both decreased 4.4% to $0.65 for the six-month period ended June 30, 2006 as compared to $0.68 for the same period in 2005. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors on December 20, 2005, March 14, 2006 and May 23, 2006. The annualized return on average assets and annualized return on average equity were 0.85% and 10.33% respectively, for the six-month period ended June 30, 2006. This compares to an annualized return on average assets and annualized return on average equity of 1.07% and 12.10% respectively, for the same period in 2005.

Net interest income, the Company’s primary source of income, increased 22.5%, or $972,000, to $5.3 million for the six months ended June 30, 2006, from $4.3 million over the same period in 2005. The weighted-average yield on interest earning assets increased to 7.59% for the six months ended June 30, 2006 from 6.74% for the six months ended June 30, 2005. The weighted-average rate paid on interest bearing liabilities increased to 3.74% for the six months ended June 30, 2006 from 2.63% for the six months ended June 30, 2005. The net interest margin was 4.15% for the six months ended June 30, 2006 as compared to 4.37% for the same period in 2005.

Interest and fees on loans increased by $2.9 million, or 44.9%, to $9.5 million for the six months ended June 30, 2006 from $6.5 million for the six months ended June 30, 2005. The increase is attributable to increases in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $57.0 million to $244.1 million for the six months ended June 30, 2006 from $187.1 million for the six months ended June 30, 2005. The weighted-average yield increased to 7.76% for the six months ended June 30, 2006 from 6.99% for the six months ended June 30, 2005.

Interest on investment securities increased $48,000, or 60.0%, to $128,000 for the six months ended June 30, 2006 from $80,000 for the six months ended June 30, 2005. The average balance outstanding increased $153,000 for the six months ended June 30, 2006 over the six months ended June 30, 2005. The weighted-average yield increased to 4.35% for the six months ended June 30, 2006 from 2.79% for the six months ended June 30, 2005.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $9,000 to $58,000 for the six months ended June 30, 2006 from $49,000 for the six months ended June 30, 2005. The average balance outstanding decreased $73,000, or 3.3%, to $2.1 million for the six months ended June 30, 2006 from $2.2 million for the six months ended June 30, 2005. The weighted-average yield increased to 5.52% for the six months ended June 30, 2006 from 4.46% for the six months ended June 30, 2005.

Interest on other earning assets increased $10,000, or 71.4%, to $24,000 for the six months ended June 30, 2006 from $14,000 for the six months ended June 30, 2005. The average balance outstanding decreased $174,000, or 5.5%, to $3.0 million for the six months ended June 30, 2006 from $3.2 million for the six months ended June 30, 2005. The weighted-average yield increased to 1.57% for the six months ended June 30, 2006 from 0.88% for the six months ended June 30, 2005.

Interest on deposits increased $1.7 million, or 99.5%, to $3.5 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005. The average balance outstanding on interest-bearing deposits increased $55.6 million, or 39.0%, to $198.0 million for the six months ended June 30, 2006 from $142.4 million for the six months ended June 30, 2005. The weighted-average rate paid on interest-bearing deposits increased to 3.49% for the six months ended June 30, 2006 from 2.43% for the six months ended June 30, 2005. Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures issued in March 2006 was $179,000. The average balance for the six months ended June 30, 2006 was $5.1 million and the weighted-average rate was 7.04%. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $132,000, or 21.2%, to $755,000 for the six months ended June 30, 2006 from $623,000 for the six months ended June 30, 2005. The average balance outstanding decreased $5.1 million, or 14.1%, to $31.2 million for the six months ended June 30, 2006 from $36.3 million for the six months ended June 30, 2005. The weighted-average rate increased to 4.84% for the six months ended June 30, 2006 from 3.43% for the six months ended June 30, 2005.

Noninterest income increased 13.0%, or $65,000, for the six months ended June 30, 2006, over the same period in 2005. Checking account fees increased $38,000, or 17.5% to $255,000 for the six months ended June 30, 2006 from $217,000 for the six months ended June 30, 2005 due to the growth in deposits. Commission income decreased $30,000, or 60.0%, to $20,000 for the six months ended June 30, 2006 from $50,000 for the six months ended June 30, 2005. Income from bank owned life insurance decreased $14,000, or 13.6%, to $89,000 for the six months ended June 30, 2006 from $103,000 for the six months ended June 30, 2005 due to a decrease in rates being paid by the insurance carriers. Other income increased $75,000 to $98,000 for the six months ended June 30, 2006 from $23,000 for the same period in 2005, primarily due to an increase in income from the Company’s investments in Triangle Capital Partners and Maryland Title Center, as well as an increase in rental income after the purchase of a commercial property in July 2005 that is used as a loan and operations facility.

Back to Contents

Noninterest expense increased 27.6%, or $815,000, for the six months ended June 30, 2006, over the same period in 2005. Salaries and employee benefits increased 29.5% to $2.4 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005. This is attributable to the hiring of additional employees to staff the new branches, as well as increased sales and administrative staff, annual merit increases, and an increase in the supplemental executive retirement plan expense. Occupancy expense increased $91,000, or 43.5%, to $300,000 for the six months ended June 30, 2006 from $209,000 for the six months ended June 30, 2005 due to the increased depreciation, maintenance, and utilities expenses for the new branches and the operations facility that were placed in service during the third and fourth quarters of 2005. Equipment and data processing expense increased by $62,000, or 17.7%, to $412,000 for the six months ended June 30, 2006 from $350,000 for the six months ended June 30, 2005. Other expense increased by $122,000, or 21.6%, to $686,000 for the six months ended June 30, 2006 from $564,000 for the six months ended June 30, 2005, primarily due to increases in legal fees, audit services, loan collection expense, and real estate taxes.

Income tax expense for the six-month periods ended June 30, 2006 and 2005 was $702,000 and $668,000, respectively, which equates to effective rates of 37.3% and 36.8% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	June 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$11,553	4.37%	$16,414	6.98%
One- to four-family residential and home equity	95,638	36.16	86,334	36.73
Multi-family residential	4,529	1.71	4,523	1.93
Land	3,144	1.19	3,477	1.48
Commercial	65,948	24.94	45,338	19.29

Commercial business loans*	71,459	27.02	67,277	28.62

Consumer loans:
Automobile loans	1,479	0.56	1,265	0.54
Deposit account loans	1,617	0.61	1,447	0.61
Personal loans	9,087	3.44	8,970	3.82

Gross loans	264,454	100.00%	235,045	100.00%

Less: allowance for loan losses	(1,767)		(1,738)

Net loans	$262,687		$233,307

*	Commercial business loans above include loans primarily for business purposes that are secured by real estate.

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

(Dollars in thousands)	June 30, 2006	December 31, 2005

Non-accrual loans and leases	$2,535	$2,818
Loans and leases 90 days or more past due	19	18
Restructured loans and leases	0	0

Total nonperforming loans and leases	2,554	2,836
Other real estate owned, net	385	385

Total nonperforming assets	$2,939	$3,221

Nonperforming loans and leases to total loans and leases	0.97%	1.21%
Nonperforming assets to total assets	1.00	1.21
Allowance for loan losses to non-performing loans and leases	69.19	61.28

Analysis of Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first six months of 2006, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

Back to Contents

Management determined that the appropriate allowance for loan losses at June 30, 2006 was $1.8 million, (0.67% of total loans), an increase of $29,000 (1.7%) from the $1.7 million allowance (0.74% of total loans) at December 31, 2005. Annualized net charge-offs for the first six months of 2006 were 0.15% of average loans, as compared to 0.04% of average loans for the year 2005. The provision for loan losses required for the first six months of 2006 and 2005 was $215,000 and $60,000, respectively.

A summary of activity in the allowance is shown below.

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005

	(In thousands)

Balance at beginning of period	$1,738	$1,189

Loans charged-off:
Residential real estate mortgage loans	(35)	(5)
Commercial	(121)	(29)
Consumer	(71)	(86)

Total charge-offs	(227)	(120)

Recoveries:
Residential real estate mortgage loans	0	0
Commercial	0	0
Consumer	41	44

Total recoveries	41	44

Net charge-offs	(186)	(76)

Provision for loan losses	215	625

Balance at end of period	$1,767	$1,738

Net charge-offs to average loans outstanding during the period (annualized)	0.15%	0.04%
Allowance for loan losses to loans	0.67%	0.74%
Allowance for loan losses to nonperforming loans	69.19%	61.28%

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal at the dates indicated.

	Balance at June 30, 2006	% Deposits	Balance at December 31, 2005	% Deposits

	(Dollars in thousands)
Regular checking	$17,896	8.09%	$17,133	8.64%
NOW accounts	10,700	4.84	13,039	6.58
Passbook	11,567	5.23	11,361	5.73
Statement savings	8,202	3.71	7,764	3.92
Money market	5,126	2.32	6,295	3.18
Holiday club	241	0.11	59	0.03
Certificates of Deposit	149,735	67.68	123,610	62.36
IRA Certificates of Deposit	11,536	5.21	11,215	5.66
Money Market Certificates	6,210	2.81	7,731	3.90

	$221,213	100.00%	$198,207	100.00%

Back to Contents

Capital Adequacy

     Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System ("Federal Reserve"), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of June 30, 2006 and 2005 and the capital ratios of the Company as of June 30, 2005. As of June 30, 2006, since the Company has assets that total less than $500 million, the capital adequacy requirements do not apply on a consolidated basis.

			Regulatory Minimums

	2006 Actual	2005 Actual	Well Capitalized	Adequately Capitalized

Total risk-based capital ratio:
Consolidated		10.32%	N/A	8.00%
The Bank	12.75%	10.13%	10.00%	8.00%
Tier 1 risk-based capital ratio:
Consolidated		9.63%	N/A	4.00%
The Bank	8.46%	9.45%	6.00%	4.00%
Tangible capital ratio:
Consolidated		7.75%	N/A	4.00%
The Bank	7.32%	7.71%	5.00%	4.00%

As of June 30, 2006 and 2005, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.

Item 3. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II.	Other Information:

Item 1.	Legal Proceedings -

Not Applicable

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities -

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders -

The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 17, 2006, at 9:00 a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing three members of the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares Voted “For”	Shares “Withheld”

To serve for a two-year term:
Mark W. Saunders	1,419,533	8,044
To serve for a three-year term:
Mary B. Halsey	1,424,702	2,875
Thomas L. Vaughan, Sr.	1,424,257	3,320

     Other directors continuing in office following the annual shareholders’ meeting were Donald F. Angert, Matthew G. Bathon, Robert L. Johnson, and Charles F. Sposato.

Item 5.	Other Information -
Not Applicable

Item 6.	Exhibits -

	Exhibit 31(a),(b)	Rule 13a-14(a)/15d-14(a) Certification
	Exhibit 32(a),(b)	18 U.S.C. Section 1350 Certification

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CECIL BANCORP, INC.

Date: August 11, 2006	By: /s/ Mary B. Halsey

Mary B. Halsey
President and Chief Executive Officer

Date: August 11, 2006	By: /s/ Robert Lee Whitehead

Robert Lee Whitehead
Vice President and Chief Financial Officer