Form 10QSB
period 2006-09-30
CECIL BANCORP INC
filed 2006-11-13
CIK 926865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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

1,839,143

CECIL BANCORP, INC. AND SUBSIDIARIES

Back to Contents

PART I. FINANCIAL INFORMATION

CECIL BANCORP, INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2006	December 31, 2005

	(Unaudited)
ASSETS:
Cash and due from banks	$1,347	$1,317
Interest bearing deposits with banks	1,494	4,378
Investment securities:
Securities available-for-sale at fair value	2,240	2,187
Securities held-to-maturity (fair value of $3,692 in 2006 and $3,735 in 2005)	3,689	3,735
Restricted investment securities – at cost	2,839	2,607
Loans receivable	281,111	235,045
Less: allowance for loan losses	(1,895)	(1,738)

Net loans receivable	279,216	233,307
Other real estate owned	—	385
Premises and equipment – net of accumulated depreciation	9,181	9,253
Accrued interest receivable	1,455	1,146
Goodwill	2,182	2,182
Other intangible assets	187	154
Bank owned life insurance	5,867	5,030
Other assets	1,971	1,142

TOTAL ASSETS	$311,668	$266,823

LIABILITIES:
Deposits	$229,330	$198,207
Other liabilities	2,599	1,760
Guaranteed preferred beneficial interest in junior subordinated debentures	10,000	—
Advances from Federal Home Loan Bank of Atlanta	46,043	44,914

Total liabilities	287,972	244,881

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,821,139 shares in 2006 and 1,768,082 shares in 2005	18	18
Additional paid in capital	11,466	10,578
Retained earnings	12,238	11,372
Accumulated other comprehensive loss, net	(26)	(26)

Total stockholders’ equity	23,696	21,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,668	$266,823

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$5,661	$3,822	$15,137	$10,360
Interest on investment securities	72	51	200	131
Dividends on FHLB and FRB stock	43	23	101	72
Other interest-earning assets	10	6	34	20

Total interest income	5,786	3,902	15,472	10,583

INTEREST EXPENSE:
Interest expense on deposits	1,910	1,103	5,362	2,833
Guaranteed preferred beneficial interest in junior subordinated debentures	166	—	345	—
Interest expense on advances from FHLB	647	422	1,402	1,045

Total interest expense	2,723	1,525	7,109	3,878

NET INTEREST INCOME	3,063	2,377	8,363	6,705
PROVISION FOR LOAN LOSSES	130	110	345	170

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,933	2,267	8,018	6,535

NONINTEREST INCOME:
Checking account fees	139	118	394	335
ATM fees	22	23	69	65
Commission income	33	26	53	76
Gain on sale of loans	19	13	74	77
Loss on sale of other real estate owned	(43)	0	(43)	0
Income from bank owned life insurance	98	98	187	200
Other	68	52	166	75

Total noninterest income	336	330	900	828

NONINTEREST EXPENSE:
Salaries and employee benefits	1,267	1,112	3,637	2,942
Occupancy expense	147	125	447	334
Equipment and data processing expense	227	209	639	559
Other	287	241	973	805

Total noninterest expense	1,928	1,687	5,696	4,640

INCOME BEFORE INCOME TAXES	1,341	910	3,222	2,723
INCOME TAX EXPENSE	487	317	1,189	985

NET INCOME	$854	$593	$2,033	$1,738

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands, except per share data)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

NET INCOME	$854	$593	$2,033	$1,738
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on investment securities, net of deferred taxes	12	(10)	—	(17)

TOTAL COMPREHENSIVE INCOME	$866	$583	$2,033	$1,721

Earnings per common share - basic	$0.46	$0.35	$1.11	$1.02

Earnings per common share - diluted	$0.46	$0.35	$1.10	$1.02

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,033	$1,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	229
Provision for loan losses	345	170
Gain on sale of loans	(74)	(77)
Loss on disposal of premises and equipment	1	11
Loss on sale of other real estate owned	43	—
Increase in cash surrender value of bank owned life insurance	(187)	(200)
Excess servicing rights	(55)	(32)
Reinvested dividends on investments	(70)	(55)
Origination of loans held for sale	(4,110)	(2,575)
Proceeds from sales of loans held for sale	4,141	2,625
Net change in:
Accrued interest receivable and other assets	(836)	(95)
Other liabilities	537	68

Net cash provided by operating activities	2,017	1,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(7,328)	(7,139)
Net purchases of stock in Federal Home Loan Bank	(232)	(196)
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	17	23
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	7,500	7,000
Net increase in loans	(46,209)	(41,567)
Proceeds from sales of other real estate owned	341	—
Purchases of bank owned life insurance	(650)	(650)
Purchases of premises and equipment - net	(283)	(3,151)

Net cash used in investing activities	(46,844)	(45,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	31,124	46,822
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	10,000	—
Proceeds from issuance of common stock	—	78
Net increase in advances from Federal Home Loan Bank	1,128	2,129
Payments of cash dividends	(279)	(245)

Net cash provided by financing activities	41,973	48,784

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,854)	4,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,695	4,234

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,841	$9,145

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,885	$1,013

Cash paid for interest	$7,137	$3,832

Real estate acquired in satisfaction of loans	$—	$385

See accompanying notes to consolidated financial statements.

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

1.	GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and nine months ended September 30, 2006 and 2005, there were no options excluded from the diluted earnings per share calculation. All earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors on December 20, 2005, March 14, 2006, May 23, 2006, and August 22, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005____

Basic:
Net income available to common stockholders	$854,000	$593,000	$2,033,000	$1,738,000

Average common shares outstanding	1,839,350	1,707,623	1,839,350	1,706,114

Basic earnings per common share	$0.46	$0.35	$1.11	$1.02

Diluted:
Net income available to common stockholders	$854,000	$593,000	$2,033,000	$1,738,000

Average common shares outstanding	1,839,350	1,707,623	1,839,350	1,706,114
Stock option adjustment	2,605	4,041	2,579	4,332

Average common shares outstanding – diluted	1,841,955	1,711,664	1,841,929	1,710,446

Diluted earnings per common share	$0.46	$0.35	$1.10	$1.02

Back to Contents

4.	FAIR VALUE ACCOUNTING FOR STOCK PLANS

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

The Company has not granted any options during the three and nine months ended September 30, 2006 and 2005. All outstanding options have been fully vested since January 1, 2005.          A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Nine months ended September 30, 2006		Year ended December 31, 2005

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	10,228	$10.57	10,228	$10.57
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/expired	(1,668)	5.34	—	—

Outstanding at end of period	8,560	$11.58	10,228	$10.57

Options exercisable at end of period	8,560	$11.58	10,228	$10.57

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding and Exercisable

Exercise Price	Number Outstanding	Life (Years)

5.29	544	0.1
12.01	8,016	2.5
5.	GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

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

Back to Contents

6	RECENT ACCOUNTING PRONOUNCEMENTS

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

Back to Contents

CECIL BANCORP, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006

Forward-Looking Statements

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

Back to Contents

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

The Company’s assets increased by $44.8 million, or 16.8%, to $311.7 million at September 30, 2006 from $266.8 million at December 31, 2005, primarily as a result of increases in loans receivable, bank-owned life insurance, and other assets. This increase was funded by increases in deposits, the guaranteed preferred beneficial interest in junior subordinated debentures, and advances from the Federal Home Loan Bank of Atlanta, as well as a decrease in cash and cash equivalents. Interest-bearing deposits decreased by $2.9 million to $1.5 million at September 30, 2006 from $4.4 million at December 31, 2005 primarily to fund growth in the loan portfolio. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased by $232,000 to $2.8 million at September 30, 2006 from $2.6 million at December 31, 2005 as a result of the increase in advances from the FHLB.

The loans receivable portfolio increased by $46.1 million, or 19.6%, to $281.1 million at September 30, 2006 from $235.0 million at December 31, 2005, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $30.3 million (66.8%) increase in commercial real estate loans, a $7.8 million (9.0%) increase in one-to-four family residential mortgages, and a $6.9 million (10.3%) increase in commercial business loans. The allowance for loan losses increased by $157,000, or 9.0%, to $1.9 million at September 30, 2006 from $1.7 million at December 31, 2005 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned decreased by $385,000, or 100%, due to the sale of a property originally acquired during the third quarter of 2005 in satisfaction of a loan receivable. Bank owned life insurance increased $837,000, or 16.6%, to $5.9 million at September 30, 2006 from $5.0 million at December 31, 2005 due to an additional investment of $650,000 during the second quarter of 2006 and an increase of $187,000 in the cash surrender value. Other assets increased $829,000 to $2.0 million at September 30, 2006 from $1.1 million at December 31, 2005 due to the payment of the final capital call for the Company’s investment in Triangle Capital Partners, as well as an increase in prepaid income taxes after payments of $1.9 million during the period.

The Company’s liabilities increased $43.1 million, or 17.6%, to $288.0 million at September 30, 2006 from $244.9 million at December 31, 2005. Deposits increased $31.1 million, or 15.7%, to $229.3 million at September 30, 2006 from $198.2 million at December 31, 2005. This increase was primarily a result of marketing campaigns and product specials focused on local core funding. Increases of $32.9 million (26.6%) in certificates of deposit, $857,000 (11.1%) in money market certificates, and $734,000 (4.3%) in regular checking accounts, were offset in part by a $2.6 million (19.6%) decline in NOW accounts and a $1.2 million (19.3%) decline in money market accounts. Other liabilities increased $839,000, or 47.7%, to $2.6 million at September 30, 2006 from $1.8 million at December 31, 2005 primarily due to increases in the supplemental executive retirement plan liability, accrued payroll expense, and dividends payable, partially offset by a decrease in accrued interest on FHLB advances. The $10.0 million in guaranteed preferred beneficial interest in junior subordinated debentures was issued in March 2006 (see note 5 to the consolidated financial statements). Advances from the Federal Home Loan Bank of Atlanta increased $1.1 million, or 2.5%, to $46.0 million at September 30, 2006 from $44.9 million at December 31, 2005 to complement deposits and the junior subordinated debentures in funding the loans receivable portfolio.

The Company’s stockholders’ equity increased by $1.8 million, or 8.0%, to $23.7 million at September 30, 2006 from $21.9 million at December 31, 2005. The increase was primarily the result of net income of $2.0 million, partially offset by the Company’s regular dividend of $0.15 per share, or $279,000, for the nine months ended September 30, 2006.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net income for the three month period ended September 30, 2006 increased $261,000, or 44.0%, to $854,000 as compared to net income of $593,000 for the same period in 2005. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share both increased by 31.4% to $0.46 for the third quarter of 2006 from $0.35 over the same period in 2005. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors on December 20, 2005, March 14, 2006, May 23, 2006 and August 22, 2006. The annualized return on average assets and annualized return on average equity were 1.12% and 14.60%, respectively, for the three-month period ended September 30, 2006. This compares to an annualized return on average assets and annualized return on average equity of 0.99% and 12.02%, respectively, for the same period in 2005.

Back to Contents

Net interest income, the Company’s primary source of income, increased 28.9%, or $686,000, to $3.1 million for the three months ended September 30, 2006, from $2.4 million over the same period in 2005. The weighted average yield on interest earning assets increased to 8.17% for the three months ended September 30, 2006 from 7.11% for the three months ended September 30, 2005. The weighted average rate paid on interest bearing liabilities increased to 4.15% for the three months ended September 30, 2006 from 3.02% for the three months ended September 30, 2005. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities has increased more rapidly, as the Company has increased rates on deposits in an attempt to gain market share. As a result, the interest rate spread and the net interest margin have decreased to 4.02% and 4.32%, respectively, for the quarter ended September 30, 2006 from 4.09% and 4.33%, respectively, for the quarter ended September 30, 2005.

Interest and fees on loans receivable increased by $1.8 million, or 48.1%, to $5.7 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 30, 2005. The increase is attributable to increases in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $64.2 million to $272.2 million for the three months ended September 30, 2006 from $208.0 million for the three months ending September 30, 2005. The weighted-average yield increased to 8.32% for the three months ended September 30, 2006 from 7.35% for the three months ended September 30, 2005.

Interest income on investment securities increased $21,000, or 41.2%, to $72,000 for the three months ended September 30, 2006 from $51,000 for the three months ended September 30, 2005. The average balance outstanding increased $48,000 to $5.9 million for the three months ended September 30, 2006 from $5.8 million for the three months ended September 30, 2005. The weighted-average yield increased to 4.89% for the three months ended September 30, 2006 from 3.47% for the three months ended September 30, 2005.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $20,000, or 87.0%, to $43,000 for the three months ended September 30, 2006 from $23,000 for the three months ended September 30, 2005. The average balance outstanding increased $321,000 to $2.9 million for the three months ended September 30, 2006 from $2.6 million for the three months ended September 30, 2005. The weighted-average yield increased to 5.89% for the three months ended September 30, 2006 from 3.50% for the three months ended September 30, 2005.

Interest income on other earning assets increased $4,000, or 66.7%, to $10,000 for the three months ended September 30, 2006 from $6,000 for the three months ended September 30, 2005. The average balance outstanding decreased $750,000 to $2.4 million for the three months ended September 30, 2006 from $3.2 million for the three months ended September 30, 2005. The weighted-average yield increased to 1.67% for the three months ended September 30, 2006 from 0.81% for the three months ended September 30, 2005.

Interest expense on deposits increased $807,000, or 73.2%, to $1.9 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. The average balance outstanding on interest bearing deposits increased $47.3 million, or 29.9%, to $205.4 million for the three months ended September 30, 2006 from $158.1 million for the same period in 2005. The weighted-average rate paid on interest bearing deposits increased to 3.72% for the three months ended September 30, 2006 from 2.79% for the three months ended September 30, 2005.

Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures issued in March 2006 was $166,000. The average balance outstanding for the three months ended September 30, 2006 was $10.0 million and the weighted-average rate was 6.65%.

Interest expense on advances from the FHLB increased $225,000, or 53.3%, to $647,000 for the three months ended September 30, 2006 from $422,000 for the three months ended September 30, 2005. The average balance outstanding increased $3.4 million to $47.1 million for the three months ended September 30, 2006 from $43.7 million for the three months ended September 30, 2005. The weighted average rate increased to 5.49% for the three months ended September 30, 2006 from 3.87% for the three months ended September 30, 2005.

Back to Contents

Noninterest income increased 1.8%, or $6,000, for the three months ended September 30, 2006, over the same period in 2005. Checking account fees increased $21,000, or 17.8%, primarily due to growth in the deposit portfolio. Commission income increased $7,000, or 26.9%, to $33,000 for the three months ended September 30, 2006 from $26,000 for the three months ended September 30, 2005. Gain on sale of loans increased 46.2%, or $6,000, to $19,000 for the three months ended September 30, 2006 as compared to $13,000 over the same period in 2005. A $43,000 loss on sale of other real estate owned was recognized for the three months ended September 30, 2006 as the result of the sale of one property acquired in the third quarter of 2005. Other income increased $16,000 to $68,000 for the three months ended September 30, 2006 from $52,000 for the three months ended September 30, 2005. This increase is primarily due to an increase in income from the Company’s investment in Triangle Capital Partners, partially offset by a decrease in rental income.

Noninterest expense increased $241,000, or 14.3%, for the three months ended September 30, 2006, over the same period in 2005. Salaries and employee benefits increased $155,000, or 13.9%, to $1.3 million for the three months ended September 30, 2006 as compared to $1.1 million over the same period in 2005. This increase is attributable to the hiring of additional employees for the new branches, as well as increased sales and administrative staff, annual merit increases, and an increase in the supplemental executive retirement plan expense. Occupancy expense increased $22,000, or 17.6%, to $147,000 for the three months ended September 30, 2006 from $125,000 for the three months ended September 30, 2005 due to the depreciation of the Aberdeen branch that opened in the fourth quarter of 2005, as well as an increase in utilities expense. Equipment and data processing expenses increased $18,000, or 8.6%, to $227,000 for the three months ended September 30, 2006 from $209,000 for the three months ended September 30, 2005 due to an increase in fees for the Company’s data service provider. Other expenses increased $46,000, or 19.1%, to $287,000 for the three months ended September 30, 2006 from $241,000 for the three months ended September 30, 2005, primarily as a result of increases in legal and accounting fees, loan expenses, and supplies expense, partially offset by a decrease in collection expense.

Income tax expense for the three-month period ended September 30, 2006 and 2005 was $487,000 and $317,000, respectively, which equates to effective rates of 36.3% and 34.8% respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Net income for the nine month period ended September 30, 2006 increased $295,000, or 17.0%, to $2.0 million, compared to net income of $1.7 million for the same period in 2005. This increase is primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense and income tax expense. Basic earnings per share increased by 8.8% to $1.11 for the first nine months of 2006 from $1.02 for the same period in 2005. Diluted earnings per share increased by 7.8% to $1.10 for the first nine months of 2006 from $1.02 for the same period in 2005. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors on December 20, 2005, March 14, 2006, May 23, 2006 and August 22, 2006. The annualized return on average assets and annualized return on average equity were 0.95% and 11.88%, respectively, for the nine month period ended September 30, 2006. This compares to an annualized return on average assets and annualized return on average equity of 1.04% and 12.08%, respectively, for the same period in 2005.

Net interest income, the Company’s primary source of income, increased 24.7%, or $1.7 million, to $8.4 million for the nine months ended September 30, 2006, from $6.7 million over the same period in 2005. The weighted-average yield on interest earning assets increased to 7.79% for the nine months ended September 30, 2006 from 6.87% for the nine months ended September 30, 2005. The weighted average rate paid on interest bearing liabilities increased to 3.89% for the nine months ended September 30, 2006 from 2.77% for the nine months ended September 30, 2005. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities increased more rapidly, as the Company has increased rates on deposits in an attempt to gain market share. As a result, the interest rate spread and the net interest margin decreased to 3.90% and 4.21%, respectively, for the nine-month period ended September 30, 2006 from 4.10% and 4.35%, respectively, for the same period in 2005.

Interest and fees on loans receivable increased by $4.8 million, or 46.1%, to $15.1 million for the nine months ended September 30, 2006 from $10.4 million for the nine months ended September 30, 2005. The average balance outstanding increased $59.4 million, or 30.6%, to $253.6 million for the nine months ended September 30, 2006 from $194.2 million for the nine months ended September 30, 2005. The weighted-average yield increased to 7.96% for the nine months ended September 30, 2006 from 7.11% for the nine months ended September 30, 2005.

Back to Contents

Interest income on investment securities increased $69,000, or 52.7%, to $200,000 for the nine months ended September 30, 2006 from $131,000 for the nine months ended September 30, 2005. The average balance outstanding increased $177,000, or 3.1%, for the nine months ended September 30, 2006 from the nine months ended September 30, 2005. The weighted-average yield increased to 4.53% for the nine months ended September 30, 2006 from 3.05% for the nine months ended September 30, 2005.

Dividends on FHLB and FRB stock increased $29,000 to $101,000 for the nine months ended September 30, 2006 from $72,000 for the same period in 2005. The weighted-average yield increased to 5.66% for the nine months ended September 30, 2006 from 4.10% for the nine months ended September 30, 2005. The average balance outstanding increased $60,000 to $2.4 million for the nine months ended September 30, 2006 from $2.3 million for the nine months ended September 30, 2005.

Interest income on other interest earning assets increased $14,000, or 70.0%, to $34,000 for the nine months ended September 30, 2006 from $20,000 for the same period in 2005. The weighted-average yield increased to 1.60% for the nine months ended September 30, 2006 from 0.87% for the nine months ended September 30, 2005. The average balance outstanding decreased $317,000 to $2.8 million for the nine months ended September 30, 2006 from $3.1 million for the nine months ended September 30, 2005.

Interest expense on deposits increased $2.5 million, or 89.3%, to $5.4 million for the nine months ended September 30, 2006 from $2.8 million for the nine months ended September 30, 2005. The average balance outstanding on interest bearing deposits increased $52.5 million, or 35.5%, to $200.5 million for the nine months ended September 30, 2006 from $148.0 million for the nine months ended September 30, 2005. The weighted-average rate paid increased to 3.57% for the nine months ended September 30, 2006 from 2.55% for the nine months ended September 30, 2005.

Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures issued in March 2006 was $345,000 for the nine months ended September 30, 2006. The average balance outstanding for the nine months ended September 30, 2006 was $6.7 million and the weighted-average rate was 6.83%.

Interest expense on advances from the FHLB increased $357,000, or 34.2%, to $1.4 million for the nine months ended September 30, 2006 from $1.0 million for the nine months ended September 30, 2005. The weighted average cost of funds increased to 5.11% for the nine months ended September 30, 2006 from 3.59% for the nine months ended September 30, 2005. The average balance outstanding decreased $2.2 million, or 5.7%, to $36.5 million for the nine months ended September 30, 2006 from $38.8 million for the nine months ended September 30, 2005.

Noninterest income increased $72,000, or 8.7%, to $900,000 for the nine months ended September 30, 2006 from $828,000 for the same period in 2005. Checking account fees increased $59,000, or 17.6%, to $394,000 for the nine months ended September 30, 2006 as compared to $335,000 over the same period in 2005 due to the growth in deposits. Commission income decreased $23,000, or 30.3%, to $53,000 for the nine months ended September 30, 2006 from $76,000 for the nine months ended September 30, 2005. A $43,000 loss on sale of other real estate owned was recognized for the nine months ended September 30, 2006 as the result of the sale of one property acquired in the third quarter of 2005. Income from bank owned life insurance decreased $13,000, or 6.5%, to $187,000 for the nine months ended September 30, 2006 when compared to $200,000 over the same period in 2005 due to a decrease in the rates being paid by the insurance carriers. Other income increased $91,000, or 121.3%, to $166,000 for the nine months ended September 30, 2006 from $75,000 over the same period in 2005 primarily due to an increase in income from the Company’s investment in Triangle Capital Partners.

Back to Contents

Noninterest expense increased $1.1 million, or 22.8%, to $5.7 million for the nine month period ended September 30, 2006 from $4.6 million for the nine months ended September 30, 2005. Salaries and employee benefits increased $695,000, or 23.6%, to $3.6 million for the nine months ended September 30, 2006 from $2.9 million over the same period in 2005. This increase is attributable to the hiring of additional employees for the new branches, as well as increased sales and administrative staff, annual merit increases, and the increase in expense associated with the supplemental executive retirement plan. Occupancy expense increased $113,000, or 33.8%, to $447,000 for the nine months ended September 30, 2006 from $334,000 for the nine months ended September 30, 2005 due to the increased depreciation, maintenance, and utilities expenses for the new branches and the operations facility that were place in service during the third and fourth quarters of 2005. Equipment and data processing expenses increased $80,000, or 14.3%, to $639,000 for the nine months ended September 30, 2006 from $559,000 over the same period in 2005 due to an increase in depreciation resulting from an increase in furniture and equipment, as well as increased fees from the Company’s data service provider. Other expenses increased $168,000, or 20.9%, to $973,000 for the nine months ended September 30, 2006 from $805,000 for the nine months ended September 30, 2005 primarily as a result of increases in legal and accounting fees, loan expenses, real estate and personal property taxes, and scholarships awarded, partially offset by decreases in collection expense and the loss on disposal of premises and equipment.

Income tax expense for the nine month period ended September 30, 2006 and 2005 was $1.2 million and $985,000, which equates to effective rates of 36.9% and 36.2% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	September 30, 2006		December 31, 2005

	Amount	%	Amount	%

	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$16,577	5.90%	$16,414	6.98%
One- to four-family residential and home equity	94,121	33.48	86,334	36.73
Multi-family residential	4,510	1.60	4,523	1.93
Land	3,586	1.27	3,477	1.48
Commercial	75,644	26.91	45,338	19.29
Commercial business loans*	74,200	26.40	67,277	28.62
Consumer loans:
Automobile loans	1,399	0.50	1,265	0.54
Deposit account loans	1,499	0.53	1,447	0.61
Personal loans	9,575	3.41	8,970	3.82

Gross loans	281,111	100.00%	235,045	100.00%

Less: allowance for loan losses	(1,895)		(1,738)

Net loans	$279,216		$233,307

*	Commercial business loans above include loans primarily for business purposes that are secured by real estate.

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

Back to Contents

(Dollars in thousands)	September 30, 2006	December 31, 2005

Non-accrual loans and leases	$960	$2,818
Loans and leases 90 days or more past due	18	18
Restructured loans and leases	0	0

Total nonperforming loans and leases	978	2,836
Other real estate owned, net	0	385

Total nonperforming assets	$978	$3,221

Nonperforming loans and leases to total loans and leases	0.35%	1.21%
Nonperforming assets to total assets	0.31	1.21
Allowance for loan losses to nonperforming loans and leases	193.76	61.28

Analysis of Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on a careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first nine months of 2006, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

The unallocated allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the specific and formula allowances. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers’ ability to pay. In addition to these conditions, management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to current economic factors. Additionally, management has identified commercial business loans as higher risk based on the change in the nature and the volume of the portfolio over the last several periods. Therefore, management has allocated additional reserves to these two pools of loans over and above the specific and formula allowances.

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

Back to Contents

Management determined that the appropriate allowance for loan losses at September 30, 2006 was $1.9 million, (0.67% of total loans), an increase of $157,000, or 9.0%, from the $1.7 million allowance (0.74% of total loans) at December 31, 2005. Annualized net charge-offs for the first nine months of 2006 were 0.10% of average loans, as compared to 0.04% of average loans for the year 2005. The provision for loan losses required for the first nine months of 2006 and 2005 was $345,000 and $170,000, respectively.

A summary of activity in the allowance is shown below.

	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005

	(In thousands)
Balance at beginning of period	$1,738	$1,189

Charge-offs:
Residential real estate mortgage loans	(35)	(5)
Commercial	(121)	(29)
Consumer	(81)	(86)

Total charge-offs	(237)	(120)

Recoveries:
Residential real estate mortgage loans	0	0
Commercial	2	0
Consumer	47	44

Total recoveries	49	44

Net charge-offs	(188)	(76)

Provision for loan losses	345	625

Balance at end of period	$1,895	$1,738

Net charge-offs to average loans outstanding during the period (annualized)	0.10%	0.04%
Allowance for loan losses to loans	0.67%	0.74%
Allowance for loan losses to nonperforming loans	193.76%	61.28%

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Cecil Federal at the dates indicated.

	Balance at September 30, 2006	% Deposits	Balance at December 31, 2005	% Deposits

	(Dollars in thousands)
Regular checking	$17,867	7.79%	$17,133	8.64%
NOW accounts	10,485	4.57	13,039	6.58
Passbook	11,374	4.96	11,361	5.73
Statement savings	7,414	3.23	7,764	3.92
Money market	5,077	2.21	6,295	3.18
Holiday club	314	0.14	59	0.03
Certificates of Deposit	156,547	68.26	123,610	62.36
IRA Certificates of Deposit	11,664	5.09	11,215	5.66
Money Market Certificates	8,588	3.75	7,731	3.90

	$229,330	100.00%	$198,207	100.00%

Back to Contents

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of September 30, 2006 and 2005 and the capital ratios of the Company as of September 30, 2005. As of September 30, 2006, since the Company had total assets less than $500 million, the capital adequacy requirements do not apply on a consolidated basis.

			Regulatory Minimums

	2006 Actual	2005 Actual	Well Capitalized	Adequately Capitalized

Total risk-based capital ratio:
Consolidated		9.88%	N/A	8.00%
The Bank	12.29%	9.74%	10.00%	8.00%
Tier 1 risk-based capital ratio:
Consolidated		9.20%	N/A	4.00%
The Bank	8.24%	9.06%	6.00%	4.00%
Tangible capital ratio:
Consolidated		7.28%	N/A	4.00%
The Bank	7.05%	7.26%	5.00%	4.00%

As of September 30, 2006 and 2005, the Bank exceeded all applicable capital requirements to be classified as a well capitalized and adequately capitalized, respectively, institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.

Item 3. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II. OTHER INFORMATION

Item 1. Legal Proceedings -

Not Applicable

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Participants in the Company’s 401(k) plan became eligible to invest in the Company’s common stock through the plan in January 2006. At November 2, 2006, there 13,228 shares of the Company’s common stock held in the plan, with a total market value of approximately $252,000. All of these shares were purchased by the plan from third parties or issued as a result of stock dividends, and no such shares were sold or issued directly by the Company to the plan. The purchases of these shares or related plan interests were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities -

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -

Not Applicable

Item 5. Other Information -

Not Applicable

Item 6. Exhibits -

Exhibit 31(a), (b)	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32(a), (b)	18 U.S.C. Section 1350 Certification

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CECIL BANCORP, INC.
Date: November 13, 2006	By:	/s/ Mary B. Halsey

Mary B. Halsey
President and Chief Executive Officer
Date: November 13, 2006	By:	/s/ Robert Lee Whitehead

Robert Lee Whitehead
Vice President and Chief Financial Officer