Form 10KSB
period 2006-12-31
CECIL BANCORP INC
filed 2007-03-30
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
Commission File Number 0-24926
CECIL BANCORP, INC.
(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1883546 (I.R.S. Employer Identification No.)

127 North Street, Elkton, Maryland (Address of principal executive office)	21921-5547 (Zip Code)
Issuer’s telephone number, including area code: (410) 398-1650.
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐*
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for its most recent fiscal year were: $22,907,000
As of March 23, 2007, the registrant had 1,839,143 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was approximately $18.5 million based on the closing sale price of $18.85 per share of the Registrant’s Common Stock on March 23, 2007. For purposes of this calculation, it is assumed that the 859,852 shares held by directors and officers of the Registrant are shares held by affiliates.
Documents Incorporated by Reference: Parts II and III: Portions of the registrants definitive proxy statement for the 2007 Annual Meeting.
Transitional small business disclosure format (check one): Yes ☐ No ☑

*	The issuer is required to file such reports.

[Intentionally blank]

CAUTION ABOUT FORWARD-LOOKING STATEMENTS
Cecil Bancorp, Inc. (“Cecil Bancorp” or the “Company”) makes forward-looking statements in this Form 10-KSB that are subject to risks and uncertainties. These forward-looking statements include:
•	Statements of goals, intentions, and expectations;

•	Estimates of risks and of future costs and benefits;

•	Assessments of loan quality, probable loan losses, liquidity, off-balance sheet arrangements, and interest rate risks; and

•	Statements of Cecil Bancorp’s ability to achieve financial and other goals.
These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:
•	Management’s estimates and projections of future interest rates and other economic conditions;

•	Future laws and regulations; and

•	A variety of other matters.
Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Cecil Bancorp’s past results of operations do not necessarily indicate its future results.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
General
Cecil Bancorp, Inc. (the “Company”) is the holding company for Cecil Bank (the “Bank”). The Company is a bank holding company subject to regulation by the Federal Reserve System. The Bank is a Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank (“FHLB”) of Atlanta, and is an Equal Housing Lender. Its deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.
The Bank conducts it business through its main office in Elkton, Maryland, branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.
The Bank’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. The Bank offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC.
The Company’s and the Bank’s principal executive office is at 127 North Street, Elkton, Maryland 21921, and its telephone number is (410) 398-1650.
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
Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the

Company or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.
The Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.
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
The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.”
The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.
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
The Federal Reserve regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank’s depositors and the federal Deposit Insurance Fund. In addition, the Bank is required to furnish quarterly and annual reports to the Federal Reserve. The Federal Reserve’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.
The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company.
The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to Bancorp and its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases, or otherwise. Such transfers by the Bank to Bancorp or any of Bancorp’s non-banking subsidiaries are limited in amount to 10% of the Bank’s capital and surplus and, with respect to Bancorp and all such non-banking subsidiaries, to an aggregate of 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.
The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Company and the Bank’s other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank’s capital and surplus and as to the Company and all other affiliates together to an aggregate of 20% of the Bank’s capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.
Under Federal Reserve regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.
The Bank pays deposit insurance premiums to the FDIC based on risk-based assessment rates. In 2006, the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. Effective January 1, 2007, the FDIC revised its risk based assessment system. Under the new system, an institution’s assessment rates are based primarily on financial ratios and component examination ratings established by the institution’s primary federal banking regulator. The FDIC has also finalized rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit may be applied against the institution’s 2007 assessment, and for the three years thereafter the institution may apply the credit against up to 90 percent of its assessment. The Bank is analyzing the potential assessments applicable to it under this new system. The Bank does not anticipate that the new assessment system will produce a significant increase in its 2007 operating expenses.
Regulatory Capital Requirements. The Federal Reserve has established guidelines for maintenance of appropriate levels of capital by bank holding companies and member banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.
The regulations of the Federal Reserve in effect at December 31, 2006, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million. The Company is, therefore, not subject to the Federal Reserves capital ratio requirements. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2006, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.
In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2006, required member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities;

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
The federal bank regulatory agencies have established a joint policy regarding the evaluation of commercial banks’ capital adequacy for interest rate risk. Under the policy, the Federal Reserve’s assessment of a bank’s capital adequacy includes an assessment of the bank’s exposure to adverse changes in interest rates. The Federal Reserve has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The Federal Reserve may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.
Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2006, and was not required to maintain such supplemental capital.
The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2006, the Bank was well capitalized as defined in the Federal Reserve’s regulations.
For additional information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see Note 13, “Regulatory Matters,” to the consolidated financial statements.
Supervision and Regulation of Mortgage Banking Operations. The Company’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”), and FNMA with respect to originating, processing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company’s affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies, and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company’s mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.
The Holding Company Act permits the Federal Reserve to approve an application of bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than that holding company’s home state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The State of Maryland allows out-of-state financial institutions to establish branches in Maryland, subject to certain limitations.
Bank Secrecy Act and USA Patriot Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, enacted in response to the September 11, 2001, terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley’s implementing regulations have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, and require management to evaluate the Company’s disclosure controls and procedures and report material changes in the Company’s internal control over financial reporting. Under current regulations, in future periods, Sarbanes-Oxley will require the management to evaluate the Company’s internal control over financial reporting and will require Company’s auditors to issue a report on the Company’s internal control over financial reporting.
Markets
The Company’s primary market area comprises Cecil and Harford Counties in northeastern Maryland.
The Bank’s executive office, two branches, and financial and loan centers are in Elkton, Maryland, and additional Cecil County branches are located in North East, Rising Sun, Cecilton, and Conowingo, Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states — Maryland, Delaware, Pennsylvania, and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Major employers in Cecil County include ATK Elkton, Air Products, Basell USA, DuPont, General Electric, Konica, Terumo Medical Corporation, and WL Gore & Associates, as well as State, County and Local Governments.
The Bank also operates one branch in Aberdeen and two banking offices in Havre de Grace, Maryland, in Harford County. Harford County is twenty-three miles from Baltimore and twenty miles from Wilmington, Delaware. The county is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County’s major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private employers in Harford County are Bechtel National, Inc., Collins & Aikman, EAI Corporation, Frito Lay, Rite Aid of Maryland, SAIC, Saks Fifth Avenue, Sverdrup Technology, Inc., and Upper Chesapeake Health Systems. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.
Loans and Mortgage Backed Securities
One to Four Family Residential Real Estate Lending. The Bank offers conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $350,000, on single-family properties located in the Bank’s primary market area. The Bank makes conventional mortgage loans, as well as loans guaranteed by the Rural Development (USDA Housing Loans). The Bank’s mortgage loan originations are generally for terms of 15, 20 and 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain “due-on-sale” clauses that permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. The Bank uses standard Federal Home Loan Mortgage Corporation (“FHLMC”) documents, to allow for the sale of loans in the secondary mortgage market. The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under Rural Development programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in the Bank’s loan portfolio have loan-to-value ratios of 80% or less.
The Bank offers adjustable-rate mortgage loans with terms of up to 40 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term.
The Bank retains all adjustable-rate mortgages it originates, which are designed to reduce the Bank’s exposure to changes in interest rates. The Bank’s residential adjustable rate mortgages include caps on increases or decreases of 2% per year, and 6% over the life of the loan. The retention of adjustable-rate mortgage loans in the Bank’s loan portfolio helps reduce the Bank’s exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.
The Bank also originates conventional fixed-rate mortgages with terms of 15, 20 or 30 years. The Bank has originated all fixed-rate mortgage loans in recent years for sale in the secondary mortgage market, and a substantial majority of all fixed-rate loans originated since 1990 have been sold, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC”), with servicing retained by the Bank. Management assesses its fixed rate loan originations on an ongoing basis to determine whether the Bank’s portfolio position warrants the loans being sold or held in the Bank’s portfolio.
During the year ended December 31, 2006, the Bank originated $100.9 million in adjustable-rate mortgage loans and $6.9 million in fixed-rate mortgage loans. The Bank also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. The Bank offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.
Construction Lending. The Bank’s construction lending has primarily involved lending for construction of single-family residences, although the Bank does lend funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 80%. The Bank has financed the construction of non-residential properties on a case by case basis. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. Construction loans are underwritten on the basis of the estimated value of the property as completed.
Land Loans. The Bank also, from time to time, originates loans secured by raw land. Land loans granted to individuals have a term of up to 10 years and interest rates adjust every one, three or five years. Land loans granted to developers have terms of up to three years. The substantial majority of land loans have a loan-to-value ratio not exceeding 75%. The Bank may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land. Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom the Bank has loaned funds in the past and to persons who have previous experience in such projects. The Bank also limits construction lending and loans on raw land to its market area, with which management is familiar, except in conjunction with participated loans.
Multi-Family and Commercial Real Estate Lending. Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans. The Bank’s permanent multi-family and commercial real estate loans are secured by improved property such as office buildings, apartment buildings, and retail establishments. Multi-family and commercial real estate loans generally have terms of 20 to 40 years, are either tied to the prime rate or have interest rate adjustments every one, three or five years. Multi-family and commercial mortgages are generally made in amounts not exceeding 80% of the lesser of the appraised value or purchase price of the property. Interest rates on commercial real estate loans are negotiated on a loan-by-loan basis.
Commercial Business Loans. The Bank offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a one year term, while lines of credit can remain open for longer periods. All owners, partners, and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved, and the strength of the borrower’s firm and position. Commercial business lending entails significant risk, as the payments on such loans may depend upon the successful operation or management of the business involved. Although the Bank attempts to limit its risk of loss on such loans by limiting the amount and the term, and by requiring personal guarantees of principals of the business (when additional guarantees are deemed necessary by management and such guarantees are allowed by regulation), the risk of loss on commercial business loans is substantially greater than the risk of loss from residential real estate lending.
Consumer Lending. Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss, or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert against the Bank claims and defenses that it has against the seller of the underlying collateral.
The Bank’s consumer loans consist of automobile loans, deposit account loans, home improvement loans, and other consumer loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank’s loan portfolio. The Bank makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Bank makes deposit account loans for up to 90% of the amount of the depositor’s account balance. The maximum amount of the loan takes into consideration the amount of interest due. The term of the loan is either interest due monthly on demand, or a term loan not to exceed 5 years. The interest rate is 2% higher than the rate being paid on the deposit account. The Bank also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.
Loan Solicitation and Processing. The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2006, the Bank’s loans-to-one borrower cannot exceed $5,983,000.
Loan Originations and Sales. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors, and borrowers. Applications are taken at all offices, but are processed by the Bank and submitted for approval, as noted above. The Bank has not purchased loans in the secondary mortgage market. All fixed-rate loans are originated according to FHLMC guidelines and, depending on market conditions, may be sold to FHLMC after origination. The Bank retains servicing on all loans sold to FHLMC.

Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and general supply of money in the economy. In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank also receives servicing fees on the loan amount of the loans that it services. At December 31, 2006, the Bank was servicing $20.0 million in loans for other financial institutions. For the years ended December 31, 2006 and 2005, the Bank recognized gross servicing income of $88,000 and $57,000, respectively, and total loan fee income of $367,000 and $265,000, respectively.
Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) and FHLMC participation certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC certificates are guaranteed by the agency. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans that are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because the Bank receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities, which generally only pay principal at maturity.
Mortgage-backed securities, however, entail certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Bank to the risk that they will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Bank seeks to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven years or shorter maturity) mortgage-backed securities.
The Bank has historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. At December 31, 2006, the Bank had no mortgage derivative products that met the definition of high risk mortgage securities.
Deposits and Borrowings
Deposits. Deposits are attracted principally from the Bank’s market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Bank also offers individual retirement accounts (“IRAs”). The Bank’s policies are designed primarily to attract deposits from local residents. To supplement local market deposits, the Bank now has access to the national CD market through the Certificate of Deposit Account Registry Service (CDARS) program managed by Promontory Interfinancial Network. The Bank may use this market to meet liquidity needs. Interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.
Borrowings. Deposits historically have been the primary source of funds for the Bank’s lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are secured by the Bank’s stock in the FHLB and a portion of the Bank’s loan portfolio. The Bank utilized advances from FHLB during the year. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

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
The primary factors in competing for loans are interest rates, loan origination fees, and the range of services offered by lenders. Competitors for loan originations include other commercial banks, savings associations, mortgage bankers, mortgage brokers, and insurance companies. The Bank’s principal competitors for deposits are other financial institutions, including other banks, savings associations, and credit unions located in the Bank’s primary market area of Cecil and Harford Counties in Maryland or doing business in the market area through the internet, by mail, or by telephone. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.
The banking business in Maryland generally, and the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits. The Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and indirectly compete with the Bank in the acquisition of deposits.
In addition to competing with other commercial banks, savings associations, and credit unions, commercial banks such as the Bank compete with nonbank institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with mutual funds. These mutual funds have provided substantial competition to banks for deposits, and it is anticipated they will continue to do so in the future.
Employees
As of February 28, 2007, the Company and the Bank employed 87 persons. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.
ITEM 2. DESCRIPTION OF PROPERTY
          Following are the locations of the Bank at December 31, 2006. The Company has no other locations.

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

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, Cecil Bancorp is subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on Cecil Bancorp’s financial position; however, the Bank is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2006, through solicitation of proxies or otherwise.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Common shares of Cecil Bancorp are traded over the counter under the symbol CECB. Stockholders received quarterly cash dividends totaling $0.20 per share in both 2006 and 2005. The ratio of dividends per share to diluted net income per share was 13.6% in 2006, compared to 16.7% for 2005. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Shares issued under the dividend reinvestment plan totaled 0 in 2006 and 4,561 in 2005. All EPS amounts have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006.
The number of common shareholders of record was approximately 625 as of March 23, 2006, excluding stockholders who hold in nominee or “street name.”
Quarterly Stock Information

	2006			2005
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	$15.35	$18.32	$.05	$18.70	$20.00	$.05
2nd	15.75	16.75	.05	17.10	19.90	.05
3rd	15.84	18.32	.05	16.75	18.50	.05
4th	17.97	20.50	.05	15.55	16.65	.05

Total			$.20			$.20

(1)	Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     The following table presents disclosure regarding equity compensation plans in existence at December 31, 2006, consisting only of the stock option plan (expired but having outstanding options that may still be exercised) which was approved by shareholders (described further under the caption “Stock Based Compensation Plan” in Note 14 to the consolidated financial statements).
Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,016	$12.01	0
Equity compensation plans not approved by security holders	0	0	0
Total	8,016	$12.01	0
The above table does not include shares issued under the Management Recognition Plan, for which no additional shares are available for issuance, or shares acquired by the Employee Stock Ownership Plan.
Private Placement
In December 2005, the Company completed a private placement of 129,467 shares of newly issued common stock, par value $0.01 per share, at a price per share of $14.40, for gross proceeds of $1,864,325. All purchasers were directors or executive officers of Cecil Bancorp and The Bank or other accredited investors as defined in Regulation D issued under the Securities Act of 1933 (the “1933 Act”). The stock issued in the private placement comprised 7.32% of outstanding shares after issuance. The placement was not underwritten. Costs were less than 1.5% of the proceeds.
401(k) Plan Purchases
Participants in the Company’s 401(k) plan became eligible to invest in the Company’s common stock through the plan in January 2006. At March 7, 2007, there were 16,624 shares of the Company’s common stock held in the plan, with a total market value of approximately $307,500. All of these shares were purchased by the plan from third parties or issued as a result of stock dividends, and no such shares were sold or issued directly by the Company to the plan. The purchases of these shares or related plan interests were not registered under the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this Management’s Discussion and Analysis of the Company’s consolidated financial condition and results of operations in conjunction with the Company’s consolidated financial statements and the accompanying notes.
Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

RESULTS OF OPERATIONS:
Interest Income	$21,646	$14,987	$10,427	$8,369	$8,385
Interest Expense	10,167	5,679	3,116	2,649	3,191
Net Interest Income	11,479	9,308	7,311	5,720	5,194
Provision for Loan Losses	665	625	370	220	569
Net Interest Income after Provision for Loan Losses	10,814	8,683	6,941	5,500	4,626
Noninterest Income	1,261	1,115	1,005	805	691
Noninterest Expenses	7,847	6,543	5,466	4,321	3,709
Income before Income Taxes	4,228	3,255	2,480	1,984	1,608
Income Tax Expense	1,520	1,193	948	749	613
Net Income	2,708	2,062	1,532	1,235	995

PER SHARE DATA: (1)
Basic Net Income Per Share	$1.47	$1.21	$.91	$.78	$.76
Diluted Net Income Per Share	1.47	1.20	.91	.77	.75
Dividends Declared	.20	.20	.20	.20	.20
Book Value (at year end)	13.20	12.41	11.21	10.41	10.30
Tangible Book Value (at year end) (2)	11.91	11.09	9.79	8.98	8.54

FINANCIAL CONDITION (at year end):
Assets	$347,451	$267,125	$200,380	$149,600	$123,120
Loans, net	310,083	233,307	173,790	126,887	101,571
Investment Securities	5,994	5,922	5,674	5,770	10,488
Deposits	270,604	198,207	140,841	118,164	99,831
Stockholders’ Equity	24,273	21,942	18,316	16,714	13,186

PERFORMANCE RATIOS (for the year):
Return on Average Assets	.91%	.89%	.89%	.91%	.81%
Return on Average Equity	11.70	10.54	8.70	7.79	7.86
Net Interest Margin	4.18	4.36	4.61	4.51	4.43
Efficiency Ratio (3)	61.59	62.77	65.73	66.22	63.02
Dividends Declared Per Share to Diluted Net Income Per Share	13.61	16.67	21.98	25.97	26.32

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	7.81%	8.45%	10.23%	11.72%	10.25%
Allowance for Loan Losses to Loans	.71	.74	.68	.61	.60
Nonperforming Assets to Total Assets	.46	1.21	1.06	.84	.50
Net Recoveries (Charge-offs) to Average Loans	(.07)	(.04)	.02	(.04)	(.28)

(1)	All EPS amounts have been adjusted to give retroactive effect for the two-for-one stock split approved by the Board of Directors on February 24, 2004 and the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006.

(2)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(3)	The Efficiency Ratio equals noninterest expenses as a percentage of net interest income plus noninterest income.

Summary
Cecil Bancorp, Inc. (the “Company”) is the bank holding company for Cecil Bank (the “Bank”). The Bank is a community-oriented commercial bank chartered under the laws of the State of Maryland and is a member of the Federal Reserve System.
The Bank is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. The Bank conducts its business through its main office in Elkton, Maryland, branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank, acts as leasing agent for the leased branches. The Bank offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC. The Bank’s business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.
Consolidated Average Balances, Yields and Rates (1)
(Dollars in thousands)

	2006			2005			2004

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Loans	$263,185	$21,174	8.05%	$202,318	$14,663	7.25%	$148,588	$10,246	6.90%
Investment securities	5,914	276	4.67	5,768	187	3.25	5,768	106	1.85
Other earning assets	5,551	196	3.53	5,599	137	2.44	4,269	75	1.77

Total earning assets	274,650	21,646	7.88	213,682	14,987	7.01	158,265	10,427	6.57
Other assets	21,795			17,821			13,653

Total assets	$296,445			$231,503			$172,278

Liabilities and Stockholders’ Equity:
Deposits	224,156	7,546	3.37	169,801	4,132	2.43	129,623	2,405	1.86
FHLB advances	39,740	2,071	5.21	40,664	1,547	3.80	23,019	710	3.09
Guaranteed preferred beneficial interest in junior subordinated debentures	8,789	550	6.25	0	0	0	0	0	0
Advances from borrowers for taxes and insurance	0	0	0	0	0	0	221	1	.50

Total interest-bearing liabilities	272,685	10,167	3.73	210,465	5,679	2.70	152,863	3,116	2.04

Net interest income and spread		$11,479	4.15%		$9,308	4.31%		$7,311	4.53%

Noninterest-bearing liabilities	616			1,465			1,795

Total liabilities	273,301			211,930			154,628
Stockholders’ equity	23,144			19,573			17,620

Total liabilities and stockholders’ equity	$296,445			$231,503			$172,278

Net Interest Margin			4.18%			4.36%			4.61%
Average interest earning assets to interest bearing liabilities			100.72			101.53			103.53

(1)	Average balances are based upon month-end balances, which are not believed to be materially different from daily averages.

(2)	Non-accrual loans are included in the average balances.

Comparison of Results of Operations
2006 versus 2005
Net income increased $646,000, or 31.3%, to $2.7 million for the year ended December 31, 2006, from $2.1 million for the same period in 2005. The increase in net income is primarily the result of a $2.2 million, or 23.3%, increase in net interest income and a $146,000, or 13.1%, increase in noninterest income, partially offset by a $40,000 (6.4%) increase in the provision for loan losses, a $1.3 million, or 19.9%, increase in noninterest expense, and a $327,000 (27.4%) increase in income tax expense. Basic and diluted earnings per share for 2006 were $1.47, up $0.26 and $0.27, or approximately 21.5% and 22.5%, over corresponding 2005 basic and diluted earnings per share amounts of $1.21 and $1.20. Earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006. The annualized return on average assets and annualized return on average equity were 0.91% and 11.70%, respectively, for the year ended December 31, 2006. This compares to an annualized return on average assets and the annualized return on average equity of 0.89% and 10.54%, respectively, for the same period in 2005.
Net interest income, the Company’s primary source of income, increased $2.2 million, or 23.3%, to $11.5 million for the year ended December 31, 2006, from $9.3 million for the year ended December 31, 2005. The weighted average yield on all interest-earning assets increased to 7.88% for the year ended December 31, 2006 from 7.01% for the year ended December 31, 2005. The weighted average rate paid on interest bearing liabilities increased to 3.73% for the year ended December 31, 2006 from 2.70% for the year ended December 31, 2005. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities increased more rapidly, as the Company has increased rates on deposits in an attempt to gain market share. The Company has also issued higher-yielding junior subordinated debentures in an effort to increase the regulatory capital of the Company and the Bank. As a result, the net interest spread decreased to 4.15% for 2006 from 4.31% for 2005 and the net interest margin decreased to 4.18% for 2006 from 4.36% for 2005.
Interest and fees on loans receivable increased by $6.5 million, or 44.4%, to $21.2 million for the year ended December 31, 2006 from $14.7 million for the year ended December 31, 2005. The increase is attributable to an increase in the average balance outstanding and the average yield earned. The average balance outstanding increased $60.9 million, or 30.1%, to $263.2 million for the year ended December 31, 2006 from $202.3 million for the year ended December 31, 2005. The weighted average yield increased to 8.05% for the year ended December 31, 2006 from 7.25% for the year ended December 31, 2005.
Interest on investment securities increased $89,000, or 47.6%, to $276,000 for the year ended December 31, 2006 from $187,000 for the year ended December 31, 2005. The increase is the result of an increase in the weighted average yield earned to 4.67% for the year ended December 31, 2006 from 3.25% for the year ended December 31, 2005. The average balance outstanding increased slightly to $5.9 million for the year ended December 31, 2006 from $5.8 million for the year ended December 31, 2005.
Other earning assets consist of Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest bearing deposits with banks. Dividends on Federal Home Loan and Federal Reserve Bank stock increased $44,000, or 42.7%, to $147,000 for the year ended December 31, 2006 from $103,000 for the year ended December 31, 2005 as a result of increases in the average balance outstanding and the weighted average yield. The average balance outstanding increased $125,000, or 5.2%, to $2.5 million for the year ended December 31, 2006 from $2.4 million for the year ended December 31, 2005. The weighted average yield increased to 5.77% for the year ended December 31, 2006 from 4.27% for the year ended December 31, 2005. Interest on the interest bearing deposits with banks increased $15,000, or 44.1%, to $49,000 for the year ended December 31, 2006 from $34,000 for the year ended December 31, 2005 as a result of an increase in the weighted average yield, partially offset by a decrease in the average balance outstanding. The weighted average yield increased to 1.63% for the year ended December 31, 2006 from 1.05% for the year ended December 31, 2005. The average balance outstanding decreased $173,000, or 5.4%, to $3.0 million for the year ended December 31, 2006 from $3.2 million for the year ended December 31, 2005.
Interest expense on deposits increased $3.4 million, or 82.6%, to $7.5 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. The increase was the result of increases in the average balance and the average cost of funds. The average balance outstanding increased $54.4 million, or 32.0%, to $224.2 million for the year ended December 31, 2006 from $169.8 million for the year ended December 31, 2005. The weighted average rate increased to 3.37% for the year ended December 31, 2006 from 2.43% for the year ended December 31, 2005. Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures, all of which were issued in 2006, was $550,000 for the year. The average balance outstanding and the weighted average cost of funds were $8.8 million and 6.25%, respectively, for the year ended December 31, 2006. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $524,000, or 33.9%, to $2.1 million for the year ended December 31, 2006 from $1.5 million for the year ended December 31, 2005. The increase was a result of an increase in the average cost of funds, partially offset by a decrease in the average balance outstanding. The weighted average rate increased to 5.21% for the year ended December 31, 2006 from 3.80% for the year ended December 31, 2005. The average balance outstanding decreased $924,000, or 2.3%, to $39.7 million for the year ended December 31, 2006 from $40.7 million for the year ended December 31, 2005.
Effect of Volume and Rate Changes on Net Interest Income

	2006 vs. 2005			2005 vs. 2004

	Increase	Due to Change		Increase	Due to Change
	Or	in Average:*		or	in Average:*
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans	$6,511	$4,767	$1,744	$4,417	$3,871	$546
Investment securities	89	5	84	81	0	81
Other interest-earning assets	59	(1)	60	62	27	35

Total Interest Income	6,659	4,645	2,014	4,560	3,822	738

Interest expense:
Interest-bearing deposits	3,414	1,553	1,861	1,727	861	866
FHLB advances	524	(36)	560	837	642	195
Guaranteed preferred beneficial interest in junior subordinated debentures	550	550	0	(1)	(1)	0

Total Interest Expense	4,488	1,959	2,529	2,563	1,379	1,184

Net Interest Income	$2,171	$2,686	$(515)	$1,997	$2,444	$(447)

*	Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.
The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $40,000, or 6.4%, to $665,000 for the year ended December 31, 2006 from $625,000 for the year ended December 31, 2005 as a result of this analysis. (See “Allowance for Loan Losses.”)
Noninterest income increased $146,000, or 13.1%, to $1.3 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005. Checking account fees increased $87,000, or 19.2%, to $540,000 for the year ended December 31, 2006 from $453,000 for the year ended December 31, 2005 due to growth in the deposit portfolio. ATM fees increased $21,000, or 24.1%, to $108,000 for the year ended December 31, 2006 from $87,000 for the year ended December 31, 2005. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Commission income remained stable at $75,000 and $82,000 for the years ended December 31, 2006 and 2005, respectively. Loss on the sale of real estate owned was $43,000 as a result of the sale of one property for the year ended December 31, 2006. There were no gains or losses on the sale of real estate owned in 2005. Gain on the sale of loans of $101,000 for the year ended December 31, 2006 was consistent with the total of $110,000 for the year ended December 31, 2005. Income from bank owned life insurance remained stable at $234,000 and $243,000 for the years ended December 31, 2006 and 2005, respectively. Other income increased $106,000, or 75.7%, to $246,000 for the year ended December 31, 2006 from $140,000 for the year ended December 31, 2005. This increase is primarily due to an increase in income from the Company’s investment in Triangle Mezzanine Fund, LLLP partially offset by a decrease in rental income earned on a commercial property purchased in July 2005, which the Company now uses as an operations facility.
Noninterest expense increased $1.3 million, or 19.9%, to $7.8 million for the year ended December 31, 2006 from $6.5 million for the year ended December 31, 2005. The Company experienced an increase in salaries and employee benefits of $882,000, or 21.2%, to $5.1 million for the year ended December 31, 2006 from $4.2 million for the year ended December 31, 2005. This increase is attributable to annual merit increases and the increase in expense associated with the supplemental executive retirement plan. Occupancy expense increased $105,000, or 21.7%, to $589,000 for the year ended December 31, 2006 from $484,000 for the year ended December 31, 2005. This increase is due to an increase in utilities expense from the branch expansion as well as rates charged by power companies, and an increase in depreciation expense from the new properties acquired in 2005. Equipment and data processing increased $156,000, or 21.1%, to $896,000 for the year ended December 31, 2006 from $740,000 for the year ended December 31, 2005 primarily due to an increase in the fees charged by the Bank’s data service processor. Checking account expense decreased to $92,000 for the year ended December 31, 2006 and $124,000 for the year ended December 31, 2005. Professional fees increased $93,000, or 85.3%, to $202,000 for the year ended December 31, 2006 from $109,000 for the year ended December 31, 2005 due to a decrease in the recovery of previous paid loan collection related legal expenses from loan customers. Accounting and auditing fees have also increased to meet expanding regulatory requirements. Advertising decreased $16,000, or 14.2%, to $97,000 for the year ended December 31, 2006 from $113,000 for the year ended December 31, 2005. This decrease is due a reduction in marketing expenses incurred during the year. Other expenses increased $117,000, or 15.6%, to $869,000 for the year ended December 31, 2006 from $752,000 for the year ended December 31, 2005, primarily due to increases in FDIC and State of Maryland regulatory fees, loan expense, and real estate and other taxes.
Income tax expense for the years ended December 31, 2006 and 2005 was $1.5 million and $1.2 million, respectively, which equates to effective rates of 36.0% and 36.7%, respectively.
Comparison of Results of Operations
2005 versus 2004
Net income increased $530,000, or 34.6% to $2.0 million for the year ended December 31, 2005, from $1.5 million for the same period in 2004. The increase in net income is primarily the result of a $2.0 million, or 27.3%, increase in net interest income and a $109,000, or 10.9%, increase in noninterest income, partially offset by a $255,000 (68.9%) increase in the provision for loan losses, a $1.1 million, or 19.7%, increase in noninterest expense, and a $245,000 (25.8%) increase in income tax expense. Basic and diluted earnings per share for 2005 were $1.21, up $0.30, or approximately 33.0%, over corresponding 2004 earnings per share amounts of $0.91. Earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006. The annualized return on average assets and annualized return on average equity were 0.89% and 10.54%, respectively, for the year ended December 31, 2005. This compares to an annualized return on average assets and the annualized return on average equity of 0.89% and 8.70%, respectively, for the same period in 2004.
Net interest income, the Company’s primary source of income, increased $2.0 million, or 27.3%, to $9.3 million for the year ended December 31, 2005, from $7.3 million for the year ended December 31, 2004. The weighted average yield on all interest-earning assets increased to 7.01% for the year ended December 31, 2005 from 6.57% for the year ended December 31, 2004. The weighted average rate paid on interest bearing liabilities increased to 2.70% for the year ended December 31, 2005 from 2.04% for the year ended December 31, 2004. The weighted average yield earned and the weighted average rate paid increased due to the increase in general market rates. The weighted average rate paid on interest bearing liabilities increased more rapidly, as the Company has increased rates on deposits in an attempt to gain market share. As a result, the net interest spread decreased to 4.31% for 2005 from 4.53% for 2004 and the net interest margin decreased to 4.36% for 2005 from 4.61% for 2004.
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
The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $255,000, or 68.9%, to $625,000 for the year ended December 31, 2005 from $370,000 for the year ended December 31, 2004 as a result of this analysis. (See “Allowance for Loan Losses.”)
Noninterest income increased $110,000, or 10.9%, to $1.1 million for the year ended December 31, 2005 from $1.0 million for the year ended December 31, 2004. Checking account fees increased $118,000, or 35.1%, to $453,000 for the year ended December 31, 2005 from $335,000 for the year ended December 31, 2004 due to growth in the deposit portfolio. ATM fees increased $20,000, or 28.7%, to $87,000 for the year ended December 31, 2005 from $67,000 for the year ended December 31, 2004. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Commission income remained stable at $82,000 and $79,000 for the years ended December 31, 2005 and 2004, respectively. Gains on the sale of real estate owned decreased $17,000, or 100%, as there were no sales of other real estate owned for the year ended December 31, 2005. Gain on the sale of loans decreased $72,000, or 39.5%, to $110,000 for the year ended December 31, 2005 from $182,000 for the year ended December 31, 2004. As market rates increased, the volume of fixed rate originations slowed, and thus the sale of these loans in the secondary market also declined. Income from bank owned life insurance remained stable at $243,000 and $236,000 for the years ended December 31, 2005 and 2004, respectively. Other income increased $51,000, or 58.1%, to $140,000 for the year ended December 31, 2005 from $89,000 for the year ended December 31, 2004. This increase is due to an increase in rental income earned on a commercial property purchased in July 2005 that the Company uses as an operations facility, as well as a full year of income earned on an investment in Maryland Title Center, LLC.
Noninterest expense increased $1.0 million, or 19.7%, to $6.5 million for the year ended December 31, 2005 from $5.5 million for the year ended December 31, 2004. The Company experienced an increase in salaries and employee benefits of $785,000, or 23.2%, to $4.2 million for the year ended December 31, 2005 from $3.4 million for the year ended December 31, 2004. This increase is attributable to the hiring of additional employees to staff new branches, as well as increased sales and administrative staff, annual merit increases, and the increase in expense associated with the supplemental executive retirement plan. These increases are partially offset by a decrease in ESOP compensation expense, as all of the ESOP shares had been allocated at December 31, 2004. Occupancy expense increased $148,000, or 44.0%, to $484,000 for the year ended December 31, 2005 from $336,000 for the year ended December 31, 2004. This increase is due to increases in rent expense from leases that were extended in 2005, increases in repairs and maintenance and utilities with the branch expansion, and increases in depreciation expense from the new properties acquired in 2004 and 2005. Equipment and data processing increased $117,000, or 18.9%, to $740,000 for the year ended December 31, 2005 from $623,000 for the year ended December 31, 2004 due to increased expense relating to equipment purchases installed at the new branches and the related depreciation of this equipment, as well as an increase in the fees for the Bank’s data service processor. Checking account expense remained stable at $124,000 for the year ended December 31, 2005 and $137,000 for the year ended December 31, 2004. Professional fees decreased $52,000, or 32.6%, to $109,000 for the year ended December 31, 2005 from $161,000 for the year ended December 31, 2004 due to an increase in the recovery in previous paid loan collection related legal expenses from loan customers. Stationery, printing, and supplies decreased $80,000, or 61.1%, to $52,000 for the year ended December 31, 2005 from $132,000 for the year ended December 31, 2004 due in part to an increase in the allocation of deferred costs on loans during the year. Advertising increased $35,000, or 43.1%, to $113,000 for the year ended December 31, 2005 from $78,000 for the year ended December 31, 2004. This increase is due to the increased marketing efforts to grow the Company and the Bank. Other expenses increased $137,000, or 22.4%, to $752,000 for the year ended December 31, 2005 from $615,000 for the year ended December 31, 2004, primarily due to increases in loan collection expenses, insurance, charitable contributions, and the loss on the disposal of premises and equipment.

Income tax expense for the years ended December 31, 2005 and 2004 was $1.2 million and $948,000, respectively, which equates to effective rates of 36.7% and 38.2%, respectively.
Comparison of Financial Condition
2006 versus 2005
The Company’s assets increased by $80.3 million, or 30.1%, to $347.5 million at December 31, 2006 from $267.1 million at December 31, 2005. The loans receivable portfolio, net of the allowance for loan losses, increased by $76.8 million, or 32.9%, to $310.1 million at December 31, 2006 from $233.3 million at December 31, 2005. The increase in loans is due to the Company’s growth strategy, with a focus on increasing the commercial portfolio since the Bank’s conversion from a federal savings bank to a commercial bank in October 2002. The allowance for loan losses increased by $479,000, or 27.8%, to $2.2 million at December 31, 2006 from $1.7 million at December 31, 2005. The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. (See “Allowance for Loan Losses” below.) Cash and interest-bearing deposits with banks increased $880,000, or 15.5%, to $6.6 million at December 31, 2006 from $5.7 million at December 31, 2005 due to a large cash letter deposit received from customers at the end of December 2006.
Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, decreased by $225,000, or 8.6%, to $2.4 million at December 31, 2006 from $2.6 million at December 31, 2005 due to the investment requirements mandated by the Federal Home Loan Bank of Atlanta. Other real estate owned decreased 100% from $385,000 at December 31, 2005 due to the 2006 sale of a property acquired in 2005 in satisfaction of one loan receivable. Accrued interest receivable increased by $549,000, or 47.9%, to $1.7 million at December 31, 2006 from $1.1 million at December 31, 2005 due to growth in the loan portfolio and an increase in general market rates. Other intangible assets, consisting entirely of mortgage servicing rights, increased by $39,000, or 25.3%, to $193,000 at December 31, 2006 from $154,000 at December 31, 2005, primarily due to the continued sale of loans with servicing retained during 2006. Bank owned life insurance increased $884,000, or 17.6%, to $5.9 million at December 31, 2006 from $5.0 million at December 31, 2005 due to an additional investment of $650,000 and $234,000 of income earned on the investment. Other assets increased $1.8 million, or 123.3%, to $3.2 million at December 31, 2006 from $1.4 million at December 31, 2005, primarily due to an increase in the Company’s deferred tax asset, the 2006 investments in the special purpose entities created to issue trust preferred securities, an additional investment in Triangle Mezzanine Fund, LLLP as well as income earned on that investment, and a deposit with MoneyGram Payment Systems during the fourth quarter of 2006.
The Company’s liabilities increased $78.0 million, or 31.8%, to $323.2 million at December 31, 2006 from $245.2 million at December 31, 2005. Deposits increased $72.4 million, or 36.5%, to $270.6 million at December 31, 2006 from $198.2 million at December 31, 2005. This increase is due to marketing efforts and competitive pricing in an attempt to attract local core funding as well as the Bank’s increased participation in the national certificate of deposit market. Other liabilities increased $2.9 million, or 139.7%, to $4.9 million at December 31, 2006 from $2.1 million at December 31, 2005, primarily due to an increase in the liability to fund the supplement executive retirement plan, the investments in the special purpose entities created to issue trust preferred securities, and the liability owed to MoneyGram Payment Systems to clear checks written by the Bank on December 30, 2006. The guaranteed preferred beneficial interest in junior subordinated debentures increased 100% to $17.0 million at December 31, 2006 upon completion of the sale of trust preferred securities in March and November 2006. Advances from the Federal Home Loan Bank of Atlanta decreased $14.3 million, or 31.8%, to $30.6 million at December 31, 2006 from $44.9 million at December 31, 2005, primarily due to the excess funds obtained from the increase in deposits and the issuance of trust preferred securities.
The Company’s stockholders’ equity increased by $2.3 million, or 10.6%, to $24.3 million at December 31, 2006 from $21.9 million at December 31, 2005. This increase is primarily the result of net income of $2.7 million, net of cash dividends of $0.20 per share, or $374,000.
Comparison of Financial Condition
2005 versus 2004
The Company’s assets increased by $66.8 million, or 33.3%, to $267.1 million at December 31, 2005 from $200.3 million at December 31, 2004. The loans receivable portfolio, net of the allowance for loan losses, increased by $59.5 million, or 34.3%, to $233.3 million at December 31, 2005 from $173.8 million at December 31, 2004. The increase in loans is due to the Company’s growth strategy, with a focus on increasing the commercial portfolio since the Bank’s conversion from a federal savings bank to a commercial bank in October 2002. The allowance for loan losses increased by $549,000, or 46.1%, to $1.7 million at December 31, 2005 from $1.2 million at December 31, 2004. The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. (See “Allowance for Loan Losses” below.) Cash and interest-bearing deposits with banks increased $1.5 million, or 34.5%, to $5.7 million at December 31, 2005 from $4.2 million at December 31, 2004 due to excess cash obtained from the more significant increase in deposits and advances from the Federal Home Loan Bank of Atlanta as compared to the increase in loans. Investments held to maturity increased by $245,000, or 7.0%, to $3.7 million at December 31, 2005 due to investment of a portion of the excess cash obtained. The Company’s investments available for sale remained stable at December 31, 2005 in comparison with the prior year.
Other real estate owned increased 100% to $385,000 due to the acquisition of a property in satisfaction of one loan receivable. Premises and equipment, net of accumulated depreciation, increased by $3.1 million, or 50.7%, to $9.2 million at December 31, 2005 from $6.1 million at December 31, 2004. This increase includes funds invested in new branches in Aberdeen and Conowingo that opened in 2005, as well as the purchase of a commercial property in Elkton that will be used as an operations facility. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock increased $328,000, or 14.4%, to $2.6 million at December 31, 2005 from $2.3 million at December 31, 2004. Cecil Federal was required to increase its investment in the Federal Home Loan Bank based upon Cecil’s increased asset size and borrowing levels. Accrued interest receivable increased by $391,000, or 51.8%, to $1.1 million at December 31, 2005 from $755,000 at December 31, 2004 due to growth in the loan portfolio and an increase in general market rates. Other intangible assets, consisting entirely of mortgage servicing rights, increased by $11,000, or 7.9%, to $154,000 at December 31, 2005 from $143,000 at December 31, 2004, primarily due to the continued sale of loans with servicing retained during 2005. Bank owned life insurance increased $893,000, or 21.6%, to $5.0 million at December 31, 2005 from $4.1 million at December 31, 2004 due to an additional investment of $650,000 and $243,000 of income earned on the investment. Other assets increased $397,000, or 37.9%, to $1.4 million at December 31, 2005 from $1.0 million at December 31, 2004, primarily due to an increase in the Company’s deferred tax asset.
The Company’s liabilities increased $63.1 million, or 34.7%, to $245.2 million at December 31, 2005 from $182.1 million at December 31, 2004. Deposits increased $57.4 million, or 40.7%, to $198.2 million at December 31, 2005 from $140.8 million at December 31, 2004. This increase is due to marketing efforts and competitive pricing in an attempt to attract local core funding. Other liabilities increased $697,000, or 51.0%, to $2.1 million at December 31, 2005 from $1.4 million at December 31, 2004, primarily due to an increase in the liability to fund the supplement executive retirement plan. Advances from the Federal Home Loan Bank of Atlanta increased $5.1 million, or 12.7%, to $44.9 million at December 31, 2005 from $39.8 million at December 31, 2004, primarily to complement the growth in deposits in funding the loan portfolio and the Company’s expansion efforts.
The Company’s stockholders’ equity increased by $3.6 million, or 19.8%, to $21.9 million at December 31, 2005 from $18.3 million at December 31, 2004. The Company raised $1.8 million, net of offering costs, in new capital with a private placement completed in December 2005. An additional $78,000 was raised through the issuance of 4,561 shares under the dividend reinvestment plan. Retained earnings increased by $1.4 million, or 14.5%, as a result of 2005 earnings of $2.0 million, net of cash dividends of $0.20 per share, or $336,000, and the 1% stock dividend of $283,000.
Loans Receivable
The Bank’s total gross loans grew $77.3 million, or 32.9%, during 2006. The Bank’s construction loans increased $12.6 million, or 76.8%, over the same period in 2005, and accounted for 9.3% of the Bank’s total portfolio. The Bank’s one to four family residential and home equity loans increased $4.0 million, or 4.6%, over the same period in 2005, and accounted for 28.9% of the Bank’s total portfolio. Multi-family residential loans increased $2.1 million, or 46.5%, over the same period in 2005, and accounted for 2.1% of the total portfolio. The Bank’s commercial real estate loans increased by $42.0 million, or 92.6%, and accounted for 28.0% of the total portfolio and commercial business loans increased by $15.7 million, or 23.3%, and accounted for 27.7% of the portfolio. Personal loans increased by $1.6 million (17.5%). The Bank’s land loans decreased $672,000, or 19.3%, over the same period in 2005, and accounted for 0.9% of the Banks total portfolio. The following table shows the composition of the loan portfolio at December 31.

	2006		2005

		Percentage		Percentage
(Dollars in thousands)	Amount	of Total	Amount	of Total

Real estate loans:
Construction loans	$29,018	9.29%	$16,414	6.98%
One- to four-family residential and home equity	90,302	28.92	86,334	36.73
Multi-family residential	6,625	2.12	4,523	1.93
Land	2,805	0.90	3,477	1.48
Commercial	87,316	27.96	45,338	19.29

Total real estate loans	216,066	69.19	156,086	66.41

Commercial business loans	82,961	26.56	67,277	28.62

Consumer loans:
Automobile loans	1,287	0.41	1,265	0.54
Education loans	15	0.01	16	0.01
Deposit account loans	1,447	0.46	1,447	0.61
Personal loans	10,524	3.37	8,954	3.81

Total consumer loans	13,273	4.25	11,682	4.97

Gross loans	312,300	100.00%	235,045	100.00%

Less: Allowance for Loan Losses	(2,217)		(1,738)

Net loans	$310,083		$233,307

The following table presents the composition of the loan and lease portfolio at December 31 for the past five years.

(In thousands)	2006	2005	2004	2003	2002

Real estate loans:
Construction	$29,018	$16,414	$14,556	$10,177	$5,871
1-4 family residential and home equity	90,302	86,334	69,012	59,272	61,026
Multi-family residential	6,625	4,523	4,422	1,481	2,559
Land	2,805	3,477	2,182	4,021	1,781
Commercial	87,316	45,338	26,174	21,760	14,803

Total real estate loans	216,066	156,086	116,346	96,711	86,040

Commercial business loans	82,961	67,277	49,474	23,858	9,783

Consumer loans:
Automobile loans	1,287	1,265	745	893	1,528
Education loans	15	16	18	19	18
Deposit account loans	1,447	1,447	730	1,059	928
Personal loans	10,524	8,954	7,666	5,132	3,887

Total consumer loans	13,273	11,682	9,159	7,103	6,361

Gross loans	312,300	235,045	174,979	127,672	102,184
Less allowance for loan losses	(2,217)	(1,738)	(1,189)	(786)	(613)

Net loans	$310,083	$233,307	$173,790	$126,886	$101,571

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2006. Balances are not reduced for loans in process or discounts.

	At December 31, 2006
	Remaining Maturities of Selected Credits in Years

(Dollars in thousands)	1 or Less	Over 1-5	Over 5	Total

Real estate:
Mortgage	$172,763	$55,779	$8,809	$237,351
Home equity and second mortgages	1,918	743	4,741	7,402
Commercial	77,403	3,299	2,259	82,961
Consumer	8,644	2,724	1,836	13,204

Total	$260,728	$62,545	$17,645	$340,918

Rate Terms:
Fixed	$2,817	$7,462	$17,645	$27,924
Variable or adjustable	257,911	55,083	0	312,994

Total	$260,728	$62,545	$17,645	$340,918

Allowance for Loan Losses
The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on a careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the year ended December 31, 2006, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.
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
Management determined that the appropriate allowance for loan losses at December 31, 2006 was $2.2 million, (0.71% of total loans), an increase of $479,000, or 27.6%, from the $1.7 million allowance (0.74% of total loans) at December 31, 2005. Annual net charge-offs were 0.07% of average loans in 2006, while net charge-offs were 0.04% of average loans in 2005. The provision for loan losses required for 2006 was $665,000, up $40,000 (6.4%), from $625,000 in 2005.

A summary of activity in the allowance is shown below.

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Balance of allowance, January 1	$1,738	$1,189	$786	$613	$326

Loan and lease charge-offs:
Residential real estate	(35)	(5)	0	0	0
Commercial loans	(121)	(29)	(9)	0	(49)
Consumer	(92)	(86)	(63)	(147)	(271)

Total charge-offs	(248)	(120)	(72)	(147)	(320)
Loan and lease recoveries:
Residential real estate	0	0	0	0	0
Commercial loans	14	0	0	0	0
Consumer	48	44	105	100	38

Total recoveries	62	44	105	100	38

Net recoveries (charge-offs)	(186)	(76)	33	(47)	(282)
Provision for loan losses	665	625	370	220	569

Balance of allowance, December 31	$2,217	$1,738	$1,189	$786	$613

Net recoveries (charge-offs) to average loans and leases	(0.07)%	(0.04)%	0.02%	(0.04)%	(0.28)%
Allowance to total loans and leases	0.71%	0.74%	0.68%	0.61%	0.60%
The following table presents a five year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage of total loans in each category. The increase in the allowance for 2006 was primarily the result of larger reserves for construction loans, commercial real estate loans, and commercial business loans, reflecting growth in those loan categories.

	December 31,

	2006		2005		2004		2003		2002

		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix

Amount applicable to:
Real estate loans:
Construction	$661	9%	$469	7%	$216	8%	$0	8%	$0	6%
1-4 family residential and home equity	123	29	118	37	170	39	39	46	41	59
Multi-family residential	0	2	0	2	0	3	0	1	0	3
Land	33	1	98	1	78	1	0	3	0	2
Commercial	589	28	410	19	94	15	34	17	20	14

Total Real Estate Loans	1,406	69	1,095	66	558	66	73	75	61	84

Commercial business loans	659	26	446	29	424	28	162	19	123	10

Consumer loans:
Automobile loans	13	1	17	0	16	1	255	1	278	2
Education loans	0	0	0	0	0	0	0	0	0	0
Savings account loans	0	1	0	1	0	1	0	1	0	0
Personal	139	3	180	4	191	4	296	4	151	4

Total Consumer Loans	152	5	197	5	207	6	551	6	429	6

Total allowance	$2,217	100%	$1,738	100%	$1,189	100%	$786	100%	$613	100%

Nonperforming Assets
Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a nonaccrual basis; loans past due by 90 days or more but still accruing; restructured loans; and other real estate (assets acquired in settlement of loans). The following tables set forth certain information with respect to nonperforming assets at December 31:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Non-accrual loans and leases (1)	$1,382	$2,818	$2,092	$806	$578
Loans and leases 90 days past due	211	18	28	446	35
Restructured loans and leases	0	0	0	0	0

Total non-performing loans and leases (2)	1,593	2,836	2,120	1,252	613
Other real estate owned, net	0	385	0	0	0

Total non-performing assets	$1,593	$3,221	$2,120	$1,252	$613

Non-performing loans and leases to total loans	0.51%	1.21%	1.22%	0.99%	0.60%
Non-performing assets to total assets	0.46%	1.21%	1.06%	0.84%	0.50%
Allowance for loan and lease losses to non-performing loans and leases	139.17%	61.28%	56.08%	62.78%	99.82%

(1)	Gross interest income that would have been recorded in 2006 if non-accrual loans and leases had been current and in accordance with their original terms was $116,000, while interest actually recorded on such loans was $53,000.

(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $4,206,000 at December 31, 2006. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.
Investment Securities
The composition of investment securities at December 31 is shown below.

(Dollars in thousands)	2006	2005	2004

Available-for-Sale:(1)
Mutual Funds-Mortgage Securities	$1,375	$1,315	$1,287
Mutual Funds-U.S. Government Securities	741	710	695
Mortgage-backed Securities	141	162	201

Total	2,257	2,187	2,183

Held-to-Maturity:
U.S. Government and Agency (2)	3,737	3,735	3,491

Total Investment Securities (3)	$5,994	$5,922	$5,674

(1)	At estimated fair value.

(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)	The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2006, 2005 or 2004.
Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2006 are presented below. All U.S. Government and Agency securities, by contractual maturity, are due within one year. All mortgage backed securities, by contractual maturity, are due after ten years. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

		Weighted
		Average
(Dollars in thousands)	Amount	Yield

Available-for-Sale:
Mortgage Backed Securities	$141	4.40%

Held-to-Maturity:
U.S. Government and Agency	3,737	4.62%

Total Debt Securities	$3,878	4.61%

Deposits
The following table sets forth the dollar amount of deposits in the various types of accounts at December 31.

	2006			2005

		Weighted			Weighted
		Average	% of		Average	% of
(Dollars in thousands)	Balance	Rate	Total	Balance	Rate	Total

NOW and Money Market Accounts	$22,331	1.77%	8.25%	$27,065	0.89%	13.66%
Savings accounts	20,742	0.75	7.67	19,184	0.76	9.68
Term Certificates	209,716	4.65	77.50	134,825	4.04	68.02
Checking Accounts	17,815	0.00	6.58	17,133	0.00	8.64

Total Deposits	$270,604		100.00%	$198,207		100.00%

	2004

		Weighted
		Average	% of
(Dollars in thousands)	Balance	Rate	Total

NOW and Money Market Accounts	$29,384	0.85%	20.86%
Savings accounts	18,722	0.76	13.29
Term Certificates	79,661	2.78	56.56
Checking Accounts	13,074	0.00	9.29

Total Deposits	$140,841		100.00%

Borrowings
Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (in thousands):

2006				2005
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type
$6,060	Demand	Variable	Overnight	$18,200	Demand	Variable	Overnight
14,000	2007	5.32	30 Day	20,000	2006	Variable	Adjustable
10,000	2007	5.36	30 Day	6,000	2006	4.97	Fixed
571	2010	3.93	Fixed	714	2010	3.93	Fixed

$30,631				$44,914

2004
	Maturity
Amount	Date	Rate	Type
$30,000	Demand	Variable	Overnight
6,000	2006	4.97	Fixed
3,000	2006	4.13	Fixed
857	2010	3.93	Fixed

$39,857

Interest Sensitivity
The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity, and capital adequacy. The Bank’s asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a more favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. Measurement and monitoring of liquidity, interest rate risk, and capital adequacy are performed centrally through the Asset/Liability Management Committee, and reported under guidelines established by management, the Board of Directors and regulators. Oversight of this process is provided by the Board of Directors.
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
The Bank’s net income is largely dependent on its net interest income. The Bank seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders’ equity.
The Bank attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Bank may decide to increase its interest rate risk position somewhat in order to increase its net interest margin. The Bank monitors interest rate risk and adjusts the composition of its interest-related assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. The Bank’s asset/liability committee reviews its interest rate risk position and profitability, and recommends adjustments. The asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding the Bank’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.
The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2006, this analysis indicated that shock decreases of 100, 200 and 300 basis points would increase the market value of portfolio equity by 3.37%, 4.43%, and 6.15%, respectively, while an interest rate shock increase of 100 would increase the market value of portfolio equity by 1.11%, and increases of 200 and 300 basis points would decrease the market value of portfolio equity by 1.38% and 5.62%. These models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2006, this analysis indicated that shock decreases of 100, 200, and 300 basis points would increase net interest income by 1.80%, 2.25%, and 1.39%, respectively. Interest rate shock increases of 100 and 200 basis points would increase net interest income by 1.22% and 0.36%, respectively. An interest rate shock increase of 300 basis points would decrease net interest income by 0.66%.
Liquidity
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization.

Cash and cash equivalents increased $880,000 during 2006. This increase was the result of $74.7 million in cash provided by financing activities and $3.8 million in cash provided by operating activities, partially offset by $77.7 million in cash used by investing activities.
Cash and cash equivalents increased $1.5 million during 2005. This increase was the result of $64.0 million in cash provided by financing activities and $2.5 million in cash provided by operating activities, partially offset by $65.0 million in cash used by investing activities.
The Bank maintains liquid assets that can be invested in specified short-term securities, and is also permitted to make certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short term demand for funds to be used in the Bank’s loan origination and other activities. The general objectives of the Bank’s investment policy are to (i) maintain liquidity levels sufficient to meet the operating needs of the Bank (ii) minimize interest rate risk by managing the repricing characteristics of the Bank’s assets and liabilities, (iii) reduce credit risk by investing primarily in U.S. Treasury and agency securities and (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high. The Bank’s investment activities are conducted by senior management (specifically Chief Executive Officer Halsey and Chief Financial Officer Whitehead) and supervised by the Board of Directors. Investments are governed by an investment policy adopted by the Board, which currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating the Bank’s asset/liability management objectives (e.g., limiting the weighted average terms to maturity or repricing of the Bank’s interest-earning assets). In accordance with the policy, management has primarily invested in U.S. Treasury, government and agency securities and mutual funds.
The Bank’s time deposits of $100,000 or more represented 20.27% of total deposits at December 31, 2006, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(Dollars in thousands)	less	to 6	to 12	12	TOTAL

Time deposits—$100 thousand or more	$15,743	$14,417	$16,288	$8,406	$54,854
Capital
Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s and the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. As of December 31, 2006, since the Company had total assets less than $500 million, the capital adequacy requirements do not apply on a consolidated basis. At December 31, 2006, the Bank exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 13.80%, a tier 1 risk-based capital ratio of 8.67%, and a tangible capital ratio of 7.72%. See Note 13 “Regulatory Matters” in the notes to the consolidated financial statements.
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
Commitments to extend credit are agreements to lend funds to customers as long as there are no violations of any condition established in the loan contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on credit evaluation by management. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment as well as income producing properties. Management believes that the Bank has adequate resources to fund all loan commitments.
The Bank has entered into leases for its branch and office space.
For additional information regarding off-balance sheet arrangements, please see Note 15 to the Consolidated Financial Statements.
Critical Accounting Policies
Cecil Bancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued when it is probable that Cecil Bancorp will not collect all principal and interest payments according to the loan’s contractual terms.
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
Cecil Bancorp’s systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under “Allowance for Loan Losses” and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2006, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $183,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

[Intentionally blank]

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland
     We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Stegman & Company
Baltimore, Maryland
March 13, 2007

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands)
ASSETS

	2006	2005

Cash and due from banks	$1,316	$1,317

Interest bearing deposits with banks	5,259	4,378

Investment securities:
Securities available-for-sale at fair value	2,257	2,187

Securities held-to-maturity (fair value of $3,738 in 2006 and $3,735 in 2005)	3,737	3,735

Restricted investment securities — at cost	2,382	2,607

Loans receivable	312,300	235,045

Less: Allowance for loan losses	(2,217)	(1,738)

Net loans receivable	310,083	233,307

Other real estate owned	—	385

Premises and equipment, net	9,208	9,253

Accrued interest receivable	1,695	1,146

Goodwill	2,182	2,182

Other intangible assets	193	154

Bank owned life insurance	5,914	5,030

Other assets	3,225	1,444

TOTAL ASSETS	$347,451	$267,125

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005

LIABILITIES:
Deposits	$270,604	$198,207
Other liabilities	4,943	2,062
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	—
Advances from Federal Home Loan Bank of Atlanta	30,631	44,914

Total liabilities	323,178	245,183

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,839,143 shares in 2006 and 1,768,082 shares in 2005	18	18
Additional paid in capital	11,460	10,578
Retained earnings	12,824	11,372
Accumulated other comprehensive loss	(29)	(26)

Total stockholders’ equity	24,273	21,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,451	$267,125

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(dollars in thousands, except per share data)

	2006	2005
INTEREST INCOME:
Interest and fees on loans	$21,174	$14,663
Interest on investment securities	276	187
Dividends on FHLB and FRB stock	147	103
Other interest-earning assets	49	34

Total interest income	21,646	14,987

INTEREST EXPENSE:
Interest expense on deposits	7,546	4,132
Guaranteed preferred beneficial interest in junior subordinated debentures	550	—
Interest expense on advances from FHLB	2,071	1,547

Total interest expense	10,167	5,679

NET INTEREST INCOME	11,479	9,308

PROVISION FOR LOAN LOSSES	665	625

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,814	8,683

NONINTEREST INCOME:
Checking account fees	540	453
ATM fees	108	87
Commission income	75	82
Loss on sale of other real estate owned	(43)	—
Gain on sale of loans	101	110
Income from bank owned life insurance	234	243
Other	246	140

Total noninterest income	1,261	1,115

NONINTEREST EXPENSE:
Salaries and employee benefits	5,051	4,169
Occupancy expense	589	484
Equipment and data processing expense	896	740
Checking account expense	92	124
Professional fees	202	109
Stationery, printing and supplies	51	52
Advertising	97	113
Other	869	752

Total noninterest expense	7,847	6,543

INCOME BEFORE INCOME TAXES	4,228	3,255

INCOME TAX EXPENSE	1,520	1,193

NET INCOME	$2,708	$2,062

Earnings per common share — basic	$1.47	$1.21

Earnings per common share — diluted	$1.47	$1.20

Dividends declared per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCES AT JANUARY 1, 2005	$16	$8,377	$9,929	$(6)	$18,316

Comprehensive income:
Net income	—	—	2,062	—	2,062
Other comprehensive loss, net of related income tax effect	—	—	—	(20)	(20)

Total comprehensive income	—	—	—	—	2,042
Cash dividends declared	—	—	(336)	—	(336)
Sale of common stock	2	1,840	—	—	1,842
Stock purchased by dividend reinvestment plan	—	78	—	—	78
Stock dividend	—	283	(283)	—	—

BALANCES AT DECEMBER 31, 2005	18	10,578	11,372	(26)	21,942

Comprehensive income:
Net income	—	—	2,708	—	2,708
Other comprehensive loss, net of related income tax effect	—	—	—	(3)	(3)

Total comprehensive income	—	—	—	—	2,705
Cash dividends declared	—	—	(374)	—	(374)
Stock dividends	—		882	(882)	—

BALANCES AT DECEMBER 31, 2006	$18	$11,460	$12,824	$(29)	$24,273

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(dollars in thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,708	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333	313
Provision for loan losses	665	625
Gain on sale of loans	(101)	(110)
Loss on sale of real estate owned	43	—
Loss on disposal of premises and equipment	1	11
Increase in cash surrender value of bank owned life insurance	(234)	(243)
Deferred income taxes	(507)	(430)
Excess servicing rights	(73)	(49)
Reinvested dividends on investments	(96)	(76)
Originations of loans held for sale	(5,441)	(4,051)
Proceeds from sales of loans held for sale	5,485	4,123
Net change in:
Accrued interest receivable and other assets	(1,820)	(345)
Other liabilities	2,881	696

Net cash provided by operating activities	3,844	2,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities held-to-maturity	(7,328)	(7,139)
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	21	38
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	7,500	7,000
Net redemption (purchase) of stock in Federal Home Loan Bank	224	(328)
Net increase in loans	(77,384)	(60,489)
Proceeds from sale of real estate owned	342	—
Purchase of bank owned life insurance	(650)	(650)
Purchases of premises and equipment — net	(428)	(3,504)

Net cash used by investing activities	(77,703)	(65,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	72,397	57,366
Proceeds from issuance of common stock	—	1,920
Net (decrease) increase in advances from Federal Home Loan Bank:
Short-term	(8,140)	8,200
Long-term	(6,144)	(3,143)
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	17,000	—
Payments of cash dividends	(374)	(336)

Net cash provided by financing activities	74,739	64,007

Cecil Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2006 and 2005
(dollars in thousands)

	2006	2005

Increase in cash and cash equivalents	$880	$1,461

Cash and cash equivalents at beginning of year	5,695	4,234

Cash and cash equivalents at end of year	$6,575	$5,695

Supplemental disclosure of cash flows information:

Cash paid for income taxes	$2,120	$1,463

Cash paid for interest	$10,081	$5,606

Interest capitalized during the period	$—	$29

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans receivable to real estate owned	$—	$385

Sale of real estate owned:
Carrying value	$385	$—
Loss on sale	(43)	—

Cash received from sale	$342	$—

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
1. SIGNIFICANT ACCOUNTING POLICIES
     The accounting and reporting policies of Cecil Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Cecil Bank (the “Bank”), together with its subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation, conform to accounting principles generally accepted in the United States of America.
     Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006. The following is a summary of the more significant accounting policies:
     Nature of Operations
          Through its subsidiary bank, the Company conducts full-service commercial banking. Services to individuals and businesses include accepting deposits, and extending real estate, consumer and commercial loans and lines of credit. The Company primarily operates in the two Maryland counties of Cecil and Harford, and has a concentration in loans secured by residential and commercial real estate in these counties.
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
     Investment Securities
          Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near-term. Trading securities are reported at estimated fair value, with unrealized gains and losses included in earnings. Securities not classified as held-to-maturity or trading securities are considered available-for-sale and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income. The Company designates securities into one of the three categories at the time of purchase.
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
     Restricted Investment Securities
          Restricted investment securities consist of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company’s stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank’s common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2006 and 2005, the Company met all requirements set forth by the FRB and FHLB.
     Loans Receivable
          Loans are stated at their principal balance outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate based on the principal outstanding. The Company places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged off when they are three months past due.
          Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company’s impairment on such loans is measured by reference to the fair value of the collateral. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.
     Loans Held for Sale
          Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2006 and 2005.
     Allowance for Loan Losses
          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
          The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
          The allowance consists of specific, general and unallocated components. The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is based upon management’s evaluation of various conditions that are not directly measured in the determination of the specific and general components. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers’ ability to repay the loan.
     Premises and Equipment
          Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment, including costs related to developing or obtaining software for internal use, are depreciated on a straight-line basis over their useful lives, which range from three to seven years for furniture, fixtures and equipment to forty years for buildings and building improvements. Leasehold improvements are amortized over the shorter of their estimated useful economic lives or the lives of the leases. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the remaining life. Interest costs on the original purchase, significant repairs, and construction expenditures relating to bank premises are capitalized at the Bank’s average cost of funds and depreciated over the life of the building.
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
          When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting “excess servicing receivable” or “deferred servicing revenue” is amortized over the estimated life using a method approximating the interest method.
          Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenue, taking into consideration changes in interest rates, current repayment rates, and expected future cash flows. The Company evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management’s best estimate of remaining loan lives discounted at the original discount rate.
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
     Advertising
          Advertising costs are expensed as incurred. Advertising expense was $97,000 and $113,000 for the years ended December 31, 2006 and 2005, respectively.
     Earnings Per Share
          Basic earnings per share (EPS) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. Earnings per share have been calculated to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006. As of December 31, 2006 and 2005, there were no anti-dilutive options excluded from the earnings per share calculation.
     Stock-Based Compensation
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
          There were no options granted or vested during the three years ended December 31, 2006.
     Comprehensive Income
          The Company reports comprehensive income which includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company’s financial statements are more fully discussed in Note 14.
     SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not significantly impact the Company’s financial statements.
     SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.
     SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.
     FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company as of January 1, 2007. The Company does not expect the adoption of FIN 48 to have a significant impact on the Company’s financial statements.
     SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
3. INVESTMENT SECURITIES
     Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment to maturity.
     Investment securities at December 31, 2006 and 2005 are summarized in the following table (in thousands).

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds — mortgage securities	$1,411	$—	$36	$1,375
Mutual funds — U.S. Government securities	747	—	6	741
Mortgage-backed securities	146	—	5	141

	$2,304	$—	$47	$2,257

Held-to-Maturity:
U. S. Treasury securities and obligations of U. S. Government and Federal agencies	$3,737	$1	$—	$3,738

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds — mortgage securities	$1,348	$—	$33	$1,315
Mutual funds — U.S. Government securities	714	—	4	710
Mortgage-backed securities	167	—	5	162

	$2,229	$—	$42	$2,187

Held-to-Maturity:
U. S. Treasury securities and obligations of U. S. Government and Federal agencies	$3,735	$—	$—	$3,735

     At December 31, 2006 and 2005, investment securities with a carrying value of $3.8 million were pledged to secure deposits of municipalities.
     The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income. At December 31, 2006, a deferred tax asset of $18,000 and accumulated other comprehensive loss of $29,000 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2005, a deferred tax asset of $17,000 and accumulated other comprehensive loss of $26,000 relate to the unrealized holding loss on available-for-sale securities.
     The U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2006, by contractual maturities, are due within one year. All mortgage-backed securities at December 31, 2006, by contractual maturities, are due after ten years. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
     As of December 31, 2006, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than		More than
	12 months		12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:

Mutual funds — mortgage securities	$—	$—	$1,375	$36	$1,375	$36
Mutual funds — US Government securities	—	—	741	6	741	6
Mortgage-backed securities	—	—	141	5	141	5

	$—	$—	$2,257	$47	$2,257	$47

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
     There were no sales of investment securities during the years ended December 31, 2006 and 2005.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
     The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. A summary of loans (in thousands) follows:

	2006	2005
First mortgage loans:
1 — 4 dwelling units	$83,905	$79,574
5 or more	6,625	4,523
Nonresidential	87,316	45,338
Land	2,805	3,477
Construction	56,701	29,777

	237,352	162,689

Other loans:
Home equity loans	7,402	7,335
Commercial loans	82,961	67,407
Consumer loans	11,741	10,072
Loans on deposit accounts	1,447	1,447
Education loans	15	15

	103,566	86,276

Gross loans	340,918	248,965

Less:
Undisbursed proceeds on loans in process	(27,683)	(13,086)
Deferred loan fees and costs	(935)	(834)

Net loans receivable	$312,300	$235,045

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

	2006	2005

Balance at beginning of year	$3,637	$1,332
Change in related party classification	4,148	299
New loans and additional borrowings	5,217	3,859
Participations purchased	1,035	—
Participations sold	(575)	(538)
Repayments	(2,775)	(1,315)

Balance at end of year	$10,687	$3,637

     An analysis of the allowance for loan losses for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Balance at beginning of period	$1,738	$1,189
Provision charged to operations	665	625
Charge-offs	(248)	(120)
Recoveries	62	44

Balance at end of period	$2,217	$1,738

     Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned. Information (in thousands) with respect to nonperforming assets at December 31, 2006 and 2005 is as follows:

	2006	2005

Non-accrual loans	$1,382	$2,818
Loans 90 days or more past due and still accruing	211	18

Total nonperforming loans	1,593	2,836
Other real estate owned, net	—	385

Total nonperforming assets	$1,593	$3,221

     Impaired loans include nonperforming loans and other loans that management has identified where it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired.
     Information with respect to impaired loans at December 31, 2006 and 2005 and for the years then ended is as follows (in thousands):

	2006	2005

Impaired loans with a valuation allowance	$237	$1,350
Impaired loans without a valuation allowance	1,356	1,686

Total impaired loans	$1,593	$3,036

Allowance for loan losses related to impaired loans	$236	$167
Allowance for loan losses related to other than impaired loans	1,981	1,571

Total allowance for loan losses	$2,217	$1,738

Average impaired loans for the year	$2,044	$2,444

Interest income on impaired loans recognized on the cash basis	$53	$99

5. SERVICING
     At December 31, 2006 and 2005, the Bank was servicing loans for others amounting to approximately $20.0 million and $17.4 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $193,000 and $154,000 as of December 31, 2006 and 2005,

respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $34,000 and $38,000 for the years ended December 31, 2006 and 2005, respectively.
     The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

	2006	2005

Balance at beginning of period	$154	$143
Mortgage servicing rights capitalized	73	49
Mortgage servicing rights amortized	(34)	(38)

Balance at end of period	$193	$154

6. PREMISES AND EQUIPMENT
     Premises and equipment are summarized by major classifications as follows (in thousands):

	2006	2005

Land	$1,728	$1,700
Buildings and improvements	7,155	6,986
Furniture, fixtures and equipment	2,067	2,097
Leasehold improvements	440	425

	11,390	11,208
Less: accumulated depreciation	2,182	1,955

	$9,208	$9,253

     Depreciation expense for the years ended December 31, 2006 and 2005 was $472,000 and $379,000, respectively.
     The Bank leases three of its branch facilities, two automated teller machine facilities, and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2006:

Year ending December 31:
2007	$128
2008	130
2009	134
2010	106
2011	93
Thereafter	189
     Rent expense was $137,000 and $134,000 for the years ended December 31, 2006 and 2005, respectively.
7. GOODWILL
     Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. Prior to the adoption of SFAS Nos. 141 and 142, the excess purchase price was being amortized using the straight-line method over varying periods not exceeding ten years. Goodwill is no longer amortized but rather tested annually for impairment under the provisions of SFAS No. 142. A schedule of goodwill (in thousands) at December 31 is as follows:

2006 and 2005
Gross		Net
Carrying	Accumulated	Carrying
Amount	Amortization	Amount

$2,816	$634	$2,182
8. DEPOSITS
     The following is a summary of deposits (in thousands) as of December 31:

	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

NOW and Money Market accounts	$22,331	1.77%	$27,065	0.89%
Savings accounts	20,742	0.75	19,184	0.76
Term certificates	209,716	4.65	134,825	4.04
Checking accounts	17,815	0.00	17,133	0.00

	$270,604		$198,207

     A summary of certificate accounts (in thousands) by maturity as of December 31, 2006 follows:

Three months or less	$77,894
Three months to twelve months	95,902
Twelve months to twenty-four months	27,313
Twenty-four months to thirty-six months	4,660
Thirty-six months to forty-eight months	3,478
Forty-eight months to sixty months	469
Over sixty months	—

$209,716

     Eligible deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation.
     Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $54,854,000 and $41,287,000 as of December 31, 2006 and 2005, respectively.
     Officers’ and directors’ deposit accounts amounted to approximately $1,637,000 and $1,887,000 at December 31, 2006 and 2005, respectively.
     As of December 31, 2006, $63,000 in overdrawn demand deposit accounts was reclassified as loans receivable of the consolidated balance sheet.
9. ADVANCES FROM FHLB
     At December 31, advances from the FHLB consisted of the following (in thousands):

2006				2005
	Maturity	Interest			Maturity	Interest
Amount	Date	Rate	Type	Amount	Date	Rate	Type
$6,060	On Demand	Variable	Overnight	$18,200	On Demand	Variable	Overnight
14,000	2007	5.32%	30 Day	20,000	2006	Variable	Adjustable
10,000	2007	5.36%	30 Day	6,000	2006	4.97%	Fixed
571	2010	3.93%	Fixed	714	2010	3.93%	Fixed

$30,631				$44,914

     The Bank has lines of credit with the FHLB with a total maximum available balance of $86,744,000. As of December 31, 2006, $56,113,000 was available to be drawn against the lines of credit.
     Wholly owned first mortgage loans on 1 — 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $211,808,000 were pledged to the FHLB as collateral on advances as of December 31, 2006.
     The Bank has an unsecured line of credit with the Community Bankers Bank with a total maximum available balance of $5,000,000. As of December 31, 2006 the entire $5,000,000 was available to be drawn against the line of credit.
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
     In November 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust II (the “Trust”). On November 30, 2006, the Trust sold $7.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $7.2 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.58% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.68%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 6, 2037 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

11. INCOME TAXES
     Income tax expense (in thousands) for the years ended December 31 consists of:

	2006	2005
Current income taxes:
Federal	$1,660	$1,335
State	367	288

	2,027	1,623

Deferred income taxes:
Federal	(420)	(351)
State	(87)	(79)

	(507)	(430)

Total income tax expense	$1,520	$1,193

     The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2006	2005
Deferred tax assets:
Deferred loan origination fees	$361	$322
Loan loss allowance	856	671
Deferred compensation	879	492
Net unrealized loss on available-for-sale securities	18	17
State net operating loss carry-forwards	61	53
Other	34	64

Total gross deferred tax assets	2,209	1,619

Deferred tax liabilities:
FHLB stock dividends	28	28
Mortgage servicing rights	74	59
Carrying value in excess of tax basis of goodwill	291	217
Tax accumulated depreciation in excess of book	206	221

Total gross deferred tax liabilities	599	525

Net deferred tax assets before valuation allowance	1,610	1,094
Valuation allowance	(61)	(53)

Net deferred tax assets	$1,549	$1,041

     At December 31, 2006 and 2005, the Company had state net operating loss carry-forwards of approximately $865,000 and $754,000, respectively, which, due to the uncertainty of realization, have a full valuation allowance established. The loss carry-forwards begin to expire in 2010 through 2026.
     A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2006	2005
Federal income tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	4.5	4.5
Other	(2.5)	(1.8)

Effective tax rate	36.0%	36.7%

12. STOCKHOLDERS’ EQUITY
     The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan. During the year ended December 31, 2006, there were no shares issued under the plan.
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
13. REGULATORY MATTERS
     The Federal Reserve has established guidelines for maintenance of appropriate levels of capital by bank holding companies and member banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.
     The regulations of the Federal Reserve in effect at December 31, 2006, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million. The Company is, therefore, not subject to the Federal Reserves capital ratio requirements. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2006, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.
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
     The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2006, the Bank was well capitalized as defined in the Federal Reserve’s regulations. There are no subsequent conditions or events that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

			To Be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)		(in thousands)
As of December 31, 2006:

Total risk-based capital
(to risk-weighted assets)
The Bank	$39,867	13.80%	$28,893	10.00%	$23,114	8.00%
Tier I capital
(to risk-weighted assets)
The Bank	25,050	8.67	17,336	6.00	11,557	4.00
Tier I capital
(to adjusted total assets)
The Bank	25,050	7.72	16,214	5.00	12,971	4.00

As of December 31, 2005:

Total risk-based capital
(to risk-weighted assets)
Consolidated	$21,295	10.31%	N/A	N/A	$16,530	8.00%
The Bank	20,995	10.05	20,896	10.00	16,716	8.00
Tier I capital
(to risk-weighted assets)
Consolidated	19,557	9.46	N/A	N/A	8,265	4.00
The Bank	19,257	9.22	12,537	6.00	8,358	4.00
Tier I capital
(to adjusted total assets)
Consolidated	19,557	7.63	N/A	N/A	10,251	4.00
The Bank	19,257	7.51	12,814	5.00	10,251	4.00

14. OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS
     Employee Stock Ownership Plan
          The Board of Directors approved a contributory Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service with the Company or its subsidiaries, effective January 1, 1994. The ESOP acquired 38,508 shares of common stock in November 1994 for $385,080 financed by a loan from the Company. Shares acquired with such loan proceeds are to be held in a suspense account for allocation among the participants as the loan is repaid. The loan agreement is secured by a pledge of the common stock owned by the ESOP and purchased with the proceeds of the loan. The loan was repaid in annual installments of $38,508 plus interest at prime plus 1% over a ten-year period. Payments began on December 31, 1995. As of December 31, 2004, the loan had been paid in full, and thus the related liability and reduction in stockholders’ equity have been eliminated.
          The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP was recorded as debt and shares pledged as collateral were reported as unearned ESOP shares, a reduction of stockholders’ equity. As shares were released from collateral, the Bank recorded compensation expense in an amount equal to the fair value of the shares, and the shares became outstanding for earnings per share computations. All shares were released from collateral as of December 31, 2004, as the loan balance has been paid in full. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. There was no ESOP compensation expense recorded in 2006 or 2005.
     Stock-Based Compensation Plans
          In 1995, the Company formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Compensation expense in connection with the MRP was zero for the years ended December 31, 2006 and 2005, respectively.
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
          The Company’s 1995 Stock Option Plan has authorized the grant of options to management personnel for up to 96,442 shares of the Company’s common stock. All options granted have 10 year terms and vest over a period of 5 years.
          The Company’s stock options have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006.

          A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	10,213	$10.65	10,213	$10.65
Forfeited	(2,197)	5.62	—	—
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at end of year	8,016	$12.01	10,213	$10.65

Options exercisable at year end	8,016	$12.01	10,213	$10.65

          The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding and Exercisable
		Remaining
Exercise	Number	Life
Price	Outstanding	(Years)

12.01	8,016	2.3
          As of December 31, 2006, all of the Company’s outstanding stock options were considered to be in the money.
          The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2006 and 2005.
     Deferred Compensation
          The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2006 and 2005 was $1,019,000 and $662,000, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $5,914,000 and $5,030,000 at December 31, 2006 and 2005, respectively, which were purchased as a method of partially financing the benefits under this plan.
15. PROFIT SHARING PLAN
          The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees’ contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2006 and 2005, the Bank’s expense related to the Plan was $151,000 and $156,000, respectively.
16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
          In the normal course of business, the Bank has various outstanding credit commitments which are properly not reflected in the financial statements. These commitments are made to satisfy the financing needs of the Bank’s clients. The associated credit risk is controlled by subjecting such activity to the same credit and quality controls that exist for the Bank’s lending and investing activities. The commitments involve diverse business and consumer customers and are generally well collateralized. Management does not anticipate that losses, if any, which may occur as a result of these commitments, would materially affect the stockholders’ equity of the Bank. Since a portion of the commitments have some likelihood of not being exercised, the amounts do not necessarily represent future cash requirements.
          Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $50,248,000 at December 31, 2006, and $32,917,000 at December 31, 2005. These commitments are contingent upon continuing customer compliance with the terms of the agreement.
          Unused portions of home equity lines at year-end amounted to approximately $2,038,000 in 2006 and $2,171,000 in 2005. The Bank’s home equity line accounts are secured by the borrower’s residence.
          Irrevocable letters of credit, totaling $11,891,000 at December 31, 2006 and $11,197,000 at December 31, 2005, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance and are seldom exercised.
17. EARNINGS PER SHARE
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

          Earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006.
          The calculation of net income per common share for the years ended December 31 is as follows:

	2006	2005
BASIC:
Net income available to common stockholders	$2,708,000	$2,062,000

Average common shares outstanding	1,839,143	1,708,484

Basic net income per share	$1.47	$1.21

DILUTED:
Net income available to common stockholders	$2,708,000	$2,062,000

Average common shares outstanding	1,839,143	1,708,484
Stock option adjustment	2,403	3,983

Average common shares outstanding — diluted	1,841,546	1,712,467

Diluted net income per share	$1.47	$1.20

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
          SFAS No. 107 Disclosure About Fair Value of Financial Instruments requires that the Company disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.
Cash and Cash Equivalents — The fair values of cash and cash equivalents approximate their carrying values.
Investment Securities — The fair values of investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.
Loans — The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial and credit risk characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate and consumer. Each loan category is further segmented into fixed and adjustable-rate interest terms.
The fair values of each loan category are estimated by discounting contractual cash flows adjusted for estimated prepayments. Assumptions regarding prepayment estimates and discount rates are judgmentally determined by using available market information.
Accrued Interest Receivable — The fair value of the Company’s interest receivable approximates its carrying value.
Restricted Investment Securities — The fair value of the Company’s investment in stock of the FHLB and FRB approximates its carrying value.
Deposits — The fair values of deposits are estimated using a discounted cash flow calculation, adjusted for estimated decay rates, that applies interest rates currently offered for funding sources with similar maturities. Assumptions regarding discount rates and decay estimates are judgmentally determined by using available market information.
Advances from the FHLB — The fair value of FHLB advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.
Commitments to Extend Credit — The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.
     The estimated fair values of financial instruments (in thousands) at December 31, 2006 are as follows:

		Estimated
	Carrying	Fair
	Value	Value

Financial assets:
Cash and cash equivalents	$6,575	$6,575
Investment securities:
Available-for-sale	2,257	2,257
Held-to-maturity	3,737	3,738
Loans receivable	312,300	322,557
Restricted investment securities	2,382	2,382
Accrued interest receivable	1,695	1,695
Financial liabilities:
Deposits	270,604	266,635
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	16,835
Advances from FHLB	30,631	30,619

     The estimated fair values of financial instruments (in thousands) at December 31, 2005 are as follows:

		Estimated
	Carrying	Fair
	Value	Value

Financial assets:
Cash and cash equivalents	$5,695	$5,695
Investment securities:
Available-for-sale	2,187	2,187
Held-to-maturity	3,735	3,735
Loans	235,045	241,442
Restricted investment securities	2,607	2,607
Accrued interest receivable	1,146	1,146
Financial liabilities:
Deposits	198,207	193,304
Advances from FHLB	44,914	44,916
19. CECIL BANCORP, INC. — HOLDING COMPANY ONLY FINANCIAL INFORMATION
     The following condensed balance sheets (in thousands) as of December 31, 2006 and 2005 and condensed statements of income and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.
BALANCE SHEETS

	2006	2005

ASSETS

Cash	$1,321	$304
Investment in subsidiaries	27,949	21,642
Notes receivable from bank subsidiary	12,600	—
Other assets	24	11

Total assets	$41,894	$21,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$17,000	$—
Other liabilities	621	15

Total liabilities	17,621	15

Stockholders’ equity:
Common stock, $.01 par value, authorized 4,000,000 shares, issued and outstanding 1,839,143 shares in 2006 and 1,768,082 shares in 2005	18	18
Additional paid-in capital	11,460	10,578

	2006	2005

Retained earnings	12,824	11,372
Accumulated other comprehensive loss	(29)	(26)

Total stockholders’ equity	24,273	21,942

Total liabilities and stockholders’ equity	$41,894	$21,957

STATEMENTS OF INCOME

	Years Ended December 31
	2006	2005

Income:
Dividend from subsidiary bank	$—	$100
Interest income on notes receivable	460	—
Equity in undistributed earnings of subsidiary bank	2,783	1,969

Total income	3,243	2,069

Operating expenses:
Compensation and benefits	11	12
Interest expense on junior subordinated debentures	550	—
Other	12	6

Total operating expenses	573	18

Net income before income taxes	2,670	2,051

Income tax benefit	38	11

Net income	$2,708	$2,062

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,708	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,783)	(1,969)
Net change in other assets and other liabilities	593	62

Net cash flows provided by operating activities	518	155

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from bank subsidiary	(12,600)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(374)	(336)
Proceeds from sale of common stock	—	1,920
Proceeds from sale of junior subordinated debentures	17,000	—
Investment in subsidiary	(3,527)	(1,500)

Net cash provided by financing activities	13,099	84

NET INCREASE IN CASH	1,017	239
CASH AT BEGINNING OF PERIOD	304	65

CASH AT END OF PERIOD	$1,321	$304

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 8A. CONTROLS AND PROCEDURES.
The Company’s management, under the supervision and with the participation of its Chief Executive and Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
     None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Other Executive Officers
Following are the name, age (as of December 31, 2006), and principal position of executive officers of the Company and The Bank who are not directors.

Name	Age	Title

Brian J. Hale	47	Executive Vice President/Chief Operating Officer
Sandra D. Feltman	57	Sr. Vice President/Director of Lending
Brian L. Lockhart	42	Vice President/Business Development Officer
R. Lee Whitehead	29	Vice President/Chief Financial Officer
BRIAN J. HALE is Executive Vice President/Chief Operating Officer of the Bank. Before joining the Bank, Mr. Hale was employed at County Banking and Trust Company, Elkton, Maryland for 17 years in various capacities, finally as Assistant Vice President in charge of loan operations. Since joining the Bank in 1995, Mr. Hale’s responsibilities as Chief Operating Officer include the administration of all human resource, lending, savings, and operational activities of the Bank. Mr. Hale is currently a Director of the United Way of Cecil County. Mr. Hale resides in North East, Maryland.
SANDRA D. FELTMAN is Senior Vice President/Director of Lending of the Bank. Ms. Feltman has previously served in various capacities since joining the Bank in 1972 and has served in her present capacity as Director of Lending since 1982. Her responsibilities include carrying out the Bank’s lending policies and acting as the Community Reinvestment Act Officer. Ms. Feltman has previously served as the President and Director of the Greater Elkton Chamber of Commerce as well as a member in the committee to select a new Elkton Police Chief and the Teacher Recruitment/Retention Committee. She also participates in various activities for the Business and Education Partnership Advisory Council. Ms. Feltman is a member and past chairman of the Finance Committee of the Cecil County Board of Realtors. Ms. Feltman is also a past director of the Cecil County Home Builders Association.
     BRIAN L. LOCKHART is Vice President/Business Development Officer of the Bank. Mr. Lockhart was employed with Waste Management for 16 years in its Sales Department before joining the Bank in 2002. A lifelong Cecil

County resident, Mr. Lockhart currently serves as County Commissioner of the 3rd District of Cecil County, is a past president of the Rising Sun Business Association, a member of the Union Hospital’s Health Services Board of Directors, a member of Mount Aviat Board of Directors, a member of Good Shepherd Parish, and Member/Owner of Chesapeake Bay Golf Course. Brian resides in Rising Sun, Maryland.
R. LEE WHITEHEAD is Vice President/Chief Financial Officer of the Bank. Mr. Whitehead has previously served as accounting manager since joining the Bank in April 2004 before being appointed Chief Financial Officer in May 2005. In his present capacity, Mr. Whitehead’s responsibilities include the administration of all accounting and financial reporting functions. Lee resides in Aberdeen, Maryland.
Other information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction E to Form 10-KSB.
ITEM 10. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction E to Form 10-KSB.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction E to Form 10-KSB.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction E to Form 10-KSB.
ITEM 13. INDEX TO EXHIBITS
     (a) Documents Filed as Part of this Report
     (1) Financial Statements.
     The following financial statements are filed in Item 7 of this report:
          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets as of December 31, 2006 and 2005
          Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005
          Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006 and 2005
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005
          Notes to Consolidated Financial Statements.
     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Registration
Statement on Form S-1 (File
No. 33-81374)

3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Form 10-KSB
for the year ended December
31, 2003, SEC File No.
0-24926.

3.3	Articles of Incorporation of Cecil Federal Bank	Exhibit 3.3 to Form 10-KSB
for the year ended December
31, 2004, SEC File No.
0-24926.

3.4	Bylaws of Cecil Federal Bank	Exhibit 3.4 to Form 10-KSB
for the year ended December
31, 2004, SEC File No.
0-24926.

4	Form of Common Stock Certificate	Exhibit 4 to Registration
Statement on Form S-1 (File
No. 33-81374)

10.1*	Employment Agreement between Cecil Bancorp,	Exhibit 10.1 to Registration
	Inc., Cecil Federal Savings Bank and Mary	Statement on Form S-1 (File
	Halsey	No. 33-81374)

10.2*	Cecil Bancorp, Inc. Stock Option and Incentive	Exhibit to Company’s Proxy
	Plan	Statement for its Annual
Meeting of May 25, 1995
(File No. 0-24926).

10.3*	Cecil Bancorp, Inc. Management Recognition Plan	Exhibit to Company’s Proxy
Statement for its Annual
Meeting of May 25, 1995
(File No. 0-24926).

10.4*	Cecil Federal Savings Bank Retirement Plan for	Exhibit 10.4 to Form 10-KSB
	Non-Employee Directors	for the year ended December
31, 1994, SEC File No.
0-24926.

10.5*	Columbian Bank, a Federal Savings Bank 1994	Columbian Bank, a Federal
	Stock Option and Incentive Plan	Savings Bank, Registration
Statement on Form S-B.

10.6*	Cecil Federal Bank Supplemental Executive	Exhibit 10.1 to the
	Retirement Plan covering Charles F. Sposato,	Company’s Quarterly Report
	Chairman; Mary B. Halsey, President and Chief	on Form 10-QSB for the
	Executive Officer; and Brian J. Hale, Executive	quarterly period ending June
	Vice President and Chief Operating Officer and	30, 2004
related agreements with such officers

21	Subsidiaries

Exhibit No.	Description	Incorporated by Reference to:
23	Consent of Stegman & Company

31	Rule 13a-14(a)/15d-14(a) Certification

32	18 U.S.C. Section 1350 Certification

*	Management Contract or Compensatory Plan or Arrangement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General to Form 10-KSB.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                                                                              CECIL BANCORP, INC.

March 26, 2007	By:	/s/ Mary B. Halsey
Mary B. Halsey
President and Chief Executive Officer

March 26, 2007	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Vice President and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary B. Halsey	Date: March 26, 2007

Mary B. Halsey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Lee Whitehead	Date: March 26, 2007

Robert Lee Whitehead
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Charles F. Sposato	Date: March 26, 2007

Charles F. Sposato
Chairman of the Board

By:	/s/ Donald F. Angert	Date: March 26, 2007

Donald F. Angert
Director

By:	/s/ Matthew G. Bathon	Date: March 26, 2007

Matthew G. Bathon
Director

By:	/s/ Mark W. Saunders	Date: March 26, 2007

Mark W. Saunders
Director

By:	/s/ Thomas L. Vaughan, Sr.	Date: March 26, 2007

Thomas L. Vaughan, Sr.
Director