Form 10-Q
period 2007-03-31
CECIL BANCORP INC
filed 2007-05-15
CIK 926865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-24926
CECIL BANCORP, INC.
(Name of small business issuer in its charter)

Maryland	52-1883546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

127 North Street, Elkton, Maryland	21921-5547
(Address of principal executive office)	(Zip Code)
Issuer’s telephone number, including area code: (410) 398-1650
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ YES     ☐ NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES     ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,839,143

CECIL BANCORP, INC. AND SUBSIDIARIES

PART I. Financial Information
CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
ASSETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Cash and due from banks	$916	$1,316
Interest bearing deposits with banks	3,494	5,259
Investment securities:
Securities available-for-sale at fair value	2,283	2,257
Securities held-to-maturity (fair value of $3,723 in 2007 and $3,738 in 2006)	3,724	3,737
Restricted investment securities – at cost	2,593	2,382
Loans receivable	326,773	312,300
Less: Allowance for loan losses	(2,414)	(2,217)

Net loans receivable	324,359	310,083

Premises and equipment, net	10,545	9,208
Accrued interest receivable	1,823	1,695
Goodwill	2,182	2,182
Other intangible assets	193	193
Bank owned life insurance	7,578	5,914
Other assets	3,283	3,225

TOTAL ASSETS	$362,973	$347,451

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(unaudited)
LIABILITIES:
Deposits	$282,722	$270,604
Other liabilities	5,011	4,943
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	33,302	30,631

Total liabilities	338,035	323,178

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding 1,839,143 shares in 2007 and 2006	18	18
Stock dividend distributable	19	—
Additional paid in capital	11,441	11,460
Retained earnings	13,487	12,824
Accumulated other comprehensive loss	(27)	(29)

Total stockholders’ equity	24,938	24,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,973	$347,451

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$6,564	$4,522
Interest on investment securities	74	61
Dividends on FHLB and FRB stock	35	31
Other interest-earning assets	24	13

Total interest income	6,697	4,627

INTEREST EXPENSE:
Interest expense on deposits	2,664	1,603
Guaranteed preferred beneficial interest in junior subordinated debentures	278	13
Interest expense on advances from FHLB	421	418

Total interest expense	3,363	2,034

NET INTEREST INCOME	3,334	2,593

PROVISION FOR LOAN LOSSES	195	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,139	2,533

NONINTEREST INCOME:
Checking account fees	138	118
ATM fees	50	19
Commission income	5	2
Gain on sale of loans	8	35
Income from bank owned life insurance	52	42
Other	41	62

Total noninterest income	294	278

NONINTEREST EXPENSE:
Salaries and employee benefits	1,290	1,167
Occupancy expense	161	165
Equipment and data processing expense	249	212
Other	310	387

Total noninterest expense	2,010	1,931

INCOME BEFORE INCOME TAXES	1,423	880

INCOME TAX EXPENSE	668	328

NET INCOME	$755	$552

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)
(Continued)

	For the Three Months Ended March 31,
	2007	2006
NET INCOME	$755	$552

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on investment securities, net of deferred taxes	2	(7)

TOTAL COMPREHENSIVE INCOME	$757	$545

Earnings per common share — basic	$0.21	$0.15

Earnings per common share — diluted	$0.21	$0.15

Dividends declared per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$755	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	85
Provision for loan losses	195	60
Gain on sale of loans	(8)	(35)
Loss on disposal of premises and equipment	—	1
Increase in cash surrender value of bank owned life insurance	(52)	(42)
Excess servicing rights	(7)	(22)
Reinvested dividends on investments	(26)	(22)
Origination of loans held for sale	(493)	(1,643)
Proceeds from sales of loans held for sale	495	1,660
Net change in:
Accrued interest receivable and other assets	(187)	(193)
Other liabilities	68	121

Net cash provided by operating activities	848	522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(3,719)	(3,670)
Net (purchase) redemption of stock in Federal Home Loan Bank of Atlanta	(210)	570
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	5	6
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	3,750	3,750
Net increase in loans	(14,465)	(13,996)
Surrender of bank owned life insurance	1,550	—
Purchase of bank owned life insurance	(3,163)	—
Purchases of premises and equipment – net	(1,457)	(172)

Net cash used in investing activities	(17,709)	(13,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,118	20,320
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	—	10,000
Net increase (decrease) in advances from Federal Home Loan Bank	2,670	(17,975)
Payments of cash dividends	(92)	(93)

Net cash provided by financing activities	14,696	12,252

DECREASE IN CASH AND CASH EQUIVALENTS	(2,165)	(738)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,575	5,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,410	$4,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for income taxes	$260	$330

Cash paid for interest	$3,279	$2,097

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
1. GENERAL
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These statements are condensed, and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position or results of operations.
4. EARNINGS PER SHARE
     Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. For the three months ended March 31, 2007 and 2006, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive. All earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007.

	Three Months Ended March 31,
	2007	2006
Basic:
Net income available to common stockholders	$755,000	$552,000

Average common shares outstanding	3,678,286	3,678,286

Basic earnings per common share	$0.21	$0.15

Diluted:
Net income available to common stockholders	$755,000	$552,000

Average common shares outstanding	3,678,286	3,678,286
Stock option adjustment	5,732	5,995

Average common shares outstanding – diluted	3,684,018	3,684,281

Diluted earnings per common share	$0.21	$0.15

5. FAIR VALUE ACCOUNTING FOR STOCK PLANS
     No options were granted or vested during the three months ended March 31, 2007 and 2006. The Company’s stock options have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Three months ended		Year ended
	March 31, 2007		December 31, 2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	16,032	$6.00	20,426	$5.33
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/expired	—	—	(4,394)	2.81

Outstanding at end of period	16,032	$6.00	16,032	$6.00

Options exercisable at end of period	16,032	$6.00	16,032	$6.00

     The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding and Exercisable Remaining
Exercise	Number	Life
Price	Outstanding	(Years)
6.00	16,032	2.1

6. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
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
General
     Cecil Bancorp, Inc. (the “Company”) is the bank holding company for Cecil Bank (the “Bank”). The Company is subject to regulation by the Federal Reserve System. The Bank is a community-oriented Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank (“FHLB”) of Atlanta, and is an Equal Housing Lender. Its deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.
     The Bank conducts it business through its main office in Elkton, Maryland, and branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.
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
Comparison of Financial Condition at March 31, 2007 and December 31, 2006
     The Company’s assets increased by $15.5 million, or 4.5%, to $363.0 million at March 31, 2007 from $347.5 million at December 31, 2006, primarily as a result of increases in the loans receivable portfolio, premises and equipment, and bank owned life insurance, partially offset by a decrease in cash and cash equivalents. The increase in total assets was funded by increases in deposits and advances from the Federal Home Loan Bank of Atlanta.

     Cash and due from banks decreased by $400,000, or 30.4%, to $916,000 at March 31, 2007 from $1.3 million at December 31, 2006. Interest-bearing cash decreased by $1.8 million, or 33.6%, to $3.5 million at March 31, 2007 from $5.3 million at December 31, 2006 primarily to fund growth in the loan portfolio and to invest in premises and equipment and bank owned life insurance. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased $211,000, or 8.9%, during this period as a result of the investment requirements of the Federal Home Loan Bank of Atlanta.
     The loans receivable portfolio increased by $14.5 million, or 4.6%, to $326.8 million at March 31, 2007 from $312.3 million at December 31, 2006, primarily as a result of growth in construction loans (up $6.4 million, or 22.2%), one- to four-family residential and home equity loans (up $2.8 million, or 3.1%), commercial business loans (up $5.8 million, or 7.0%), and personal loans (up $1.0 million, or 9.8%), offset in part by declines in commercial real estate loans (down $2.6 million, or 2.9%). The allowance for loan losses increased $197,000, or 8.9%, during the period (see “analysis of allowance for loan losses” below).
     Premises and equipment increased by $1.3 million, or 14.5%, to $10.5 million at March 31, 2007 from $9.2 million at December 31, 2006 primarily due to the allocation of funds for future expansion. Bank owned life insurance increased by $1.7 million, or 28.1%, to $7.6 million at March 31, 2007 from $5.9 million at December 31, 2006. This increase is due to the premium payments of $3.2 million and income of $52,000, partially offset by the surrender of policies totaling $1.6 million.
     The Company’s liabilities increased $14.9 million, or 4.6%, to $338.0 million at March 31, 2007 from $323.2 million at December 31, 2006. The increase in deposits of $12.1 million, or 4.5%, to $282.7 million at March 31, 2007 from $270.6 million at December 31, 2006, was mainly due to increases in certificates of deposit (up $10.8 million, or 5.4%), statement savings accounts (up $1.1 million, or 13.5%), IRA certificates of deposit (up $1.1 million, or 8.9%), and money market accounts (up $525,000, or 9.7%), partially offset by decreases in money market certificates (down $761,000, or 11.5%) and NOW accounts (down $674,000, or 6.6%). Advances from the Federal Home Loan Bank of Atlanta increased $2.7 million, or 8.7%, to $33.3 million at March 31, 2007 from $30.6 million at December 31, 2006 to supplement deposits in funding the asset growth during the period.
     The Company’s stockholders’ equity increased by $665,000, or 2.7%, to $24.9 million at March 31, 2007 from $24.3 million December 31, 2006. This increase is primarily the result of net income of $755,000, offset in part by the Company’s regular cash dividend of $0.05 per share, or $92,000, for the quarter ended March 31, 2007.
Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006
     Net income for the three-month period ended March 31, 2007 increased $203,000, or 36.8%, to $755,000 as compared to net income for the same period in 2006 of $552,000. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share both increased 40.0% to $0.21 for the three-month period ended March 31, 2007 as compared to $0.15 for the same period in 2006. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.86% and 12.20%, respectively, for the three-month period ended March 31, 2007. This compares to an annualized return on average assets and annualized return on average equity of 0.82% and 9.93%, respectively, for the same period in 2006.
     Net interest income, the Company’s primary source of income, increased 28.6%, or $741,000, to $3.3 million for the three months ended March 31, 2007, from $2.6 million over the same period in 2006. The weighted average yield on interest earning assets increased to 8.16% for the three months ended March 31, 2007 from 7.41% for the three months ended March 31, 2006. The weighted average rate paid on interest bearing liabilities increased to 4.16% for the three months ended March 31, 2007 from 3.56% for the three months ended March 31, 2006. The net interest spread increased to 4.01% from 3.85% and the net interest margin decreased to 4.06% for the three months ended March 31, 2007 as compared to 4.15% for the three months ended March 31, 2006.
     Interest and fees on loans increased by $2.0 million, or 45.2%, to $6.6 million for the three months ended March 31, 2007 from $4.5 million for the three months ended March 31, 2006. The increase is attributable to increases in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $78.3 million, or 32.9%, to $316.0 million for the three months ended March 31, 2007 from $237.7 million for the three months ended March 31, 2006. The weighted-average yield increased to 8.31% for the three months ended March 31, 2007 from 7.61% for the three months ended March 31, 2006.
     Interest on investment securities increased $13,000, or 21.3%, to $74,000 for the three months ended March 31, 2007 from $61,000 for the three months ended March 31, 2006. The average balance outstanding increased $96,000, or 1.6%, to $6.0 million for the three months ended March 31, 2007 from $5.9 million for the three months ended March 31, 2006. The weighted-average yield increased to 4.94% for the three months ended March 31, 2007 from 4.15% for the three months ended March 31, 2006.
     Dividends on Federal Reserve and Federal Home Loan Bank stock increased $4,000, or 12.9%, to $35,000 for the three months ended March 31, 2007 from $31,000 for the three months ended March 31, 2006. The average balance outstanding increased $127,000, or 5.5%, to $2.4 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006. The weighted-average yield increased to 5.84% for the three months ended March 31, 2007 from 5.37% for the three months ended March 31, 2006.
     Interest on other interest earning assets increased $11,000, or 84.6%, to $24,000 for the three months ended March 31, 2007 from $13,000 for the three months ended March 31, 2006. The average balance outstanding remained at $3.7 million for the three months ended March 31, 2007 and 2006. The weighted-average yield increased to 2.56% for the three months ended March 31, 2007 from 1.39% for the three months ended March 31, 2006.
     Interest on deposits increased $1.1 million, or 66.2%, to $2.7 million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006. The average balance outstanding increased $65.2 million, or 31.1%, to $274.9 million for the three months ended March 31, 2007 from $209.7 million for the same period in 2006. The weighted-average rate paid on interest bearing deposits increased to 3.88% for the three months ended March 31, 2007 from 3.34% for the three months ended March 31, 2006. Interest on guaranteed preferred beneficial interest in junior subordinated debentures increased to $278,000 for the three months ended March 31, 2007 from $13,000 for the three months ended March 31, 2006. The weighted average rate paid was 6.54% for the three months ended March 31, 2007. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $3,000, or 0.7%, to $421,000 for the three months ended March 31, 2007 from $418,000 for the three months ended March 31, 2006. The average balance outstanding decreased $5.0 million, or 13.5%, for the period noted above. The weighted average rate increased to 5.32% for the three months ended March 31, 2007 from 4.58% for the three months ended March 31, 2006.
     Noninterest income increased 5.8%, or $16,000, for the three months ended March 31, 2007, over the same period in 2006. Checking account fees increased $20,000, or 17.0%, to $138,000 for the three months ended March 31, 2007 from $118,000 for the three months ended March 31, 2006, primarily due to growth in the deposit portfolio. ATM fees increased $31,000 to $50,000 for the three months ended March 31, 2007 from $19,000 for the three months ended March 31, 2006. Gain on sale of loans decreased $27,000, or 77.1%, to $8,000 for the three months ended March 31, 2007 from $35,000 for the same period in 2006 due to a decrease in the volume of loans sold during the quarter. Income from bank owned life insurance increased $10,000, or 23.8%, to $52,000 for the three months ended March 31, 2007 from $42,000 over the same period in 2006. Other income decreased $21,000 to $41,000 for the three months ended March 31, 2007 from $62,000 for the three months ended March 31, 2006. This decrease is primarily due to a decrease in income from the Company’s investment in Triangle Capital Partners.
     Noninterest expense increased 4.1%, or $79,000, for the three months ended March 31, 2007, over the same period in 2006. Salary and employee benefits increased $123,000, or 10.5%, for the three months ended March 31, 2007 over the same period in 2006. This increase is attributable to annual merit increases and an increase in the supplemental executive retirement plan expense. Equipment and data processing expense increased $37,000, or 17.5%, to $249,000 for the three months ended March 31, 2007 from $212,000 for the same period in 2006 due to an increase in fees for the Company’s data service provider. Other expenses decreased $77,000, or 19.9%, to $310,000 for the three months ended March 31, 2007 compared to $387,000 during the same period in 2006, primarily due to a decrease in loan collection expense, partially offset by increases in legal fees and audit services.
     Income tax expense for the three-month periods ended March 31, 2007 and 2006 was $668,000 and $328,000, respectively, which equates to effective rates of 46.9% and 37.3% respectively. The increase in the effective tax rate is due to life-to-date increases in the cash surrender value of bank owned life insurance policies that were surrendered during the first quarter of 2007.

Loans Receivable
     The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	March 31,		December 31,
	2007		2006
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$35,467	10.85%	$29,018	9.29%
One- to four-family residential and home equity	93,085	28.49	90,302	28.92
Multi-family residential	7,012	2.15	6,625	2.12
Land	3,123	0.96	2,805	0.90
Commercial	84,764	25.94	87,316	27.96

Commercial business loans*	88,768	27.16	82,961	26.56

Consumer loans:
Automobile loans	1,413	0.43	1,287	0.41
Deposit account loans	1,569	0.48	1,447	0.46
Personal loans	11,572	3.54	10,539	3.38

Gross loans	326,773	100.00%	312,300	100.00%

Less: allowance for loan losses	(2,414)		(2,217)

Total loans	$324,359		$310,083

*	Commercial business loans above include loans primarily for business purposes that are secured by real estate.
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

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Non-accrual loans and leases	$1,522	$1,382
Loans and leases 90 days or more past due	157	211
Restructured loans and leases	0	0

Total nonperforming loans and leases	1,679	1,593
Other real estate owned, net	0	0

Total nonperforming assets	$1,679	$1,593

Nonperforming loans and leases to total loans	0.51%	0.51%
Nonperforming assets to total assets	0.46	0.46
Allowance for loan losses to non-performing loans and leases	143.78	139.17

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
     Management determined that the appropriate allowance for loan losses at March 31, 2007 was $2.4 million, (0.74% of total loans), an increase of $197,000 from the $2.2 million allowance (0.71% of total loans) at December 31, 2006. Annualized net recoveries for the first three months of 2007 were 0.01% of average loans, while net charge-offs were 0.07% of average loans for the year 2006. The provision for loans losses required for the first three months of 2007 and 2006 was $195,000 and $60,000, respectively.

     A summary of activity in the allowance is shown below.

	3 Months Ended	12 Months Ended
	March 31, 2007	December 31, 2006
	(In thousands)
Balance at beginning of period	$2,217	$1,738

Charge-offs:
Residential real estate	0	(35)
Commercial	0	(121)
Consumer	(2)	(92)

Total charge-offs	(2)	(248)

Recoveries:
Residential real estate	0	0
Commercial	0	14
Consumer	4	48

Total recoveries	4	62

Net recoveries (charge-offs)	2	(186)

Provision for loan losses	195	665

Balance at end of period	$2,414	$2,217

Net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.01%	(0.07)%
Allowance for loan losses to loans	0.74	0.71
Allowance for loan losses to nonperforming loans	143.78	139.17
Analysis of Deposits
The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	March 31,	%	December 31,%
	2007	Deposits	2006	Deposits
	(Dollars in thousands)
Regular checking	$18,041	6.38%	$17,815	6.58%
NOW accounts	9,595	3.39	10,269	3.79
Passbook	12,227	4.32	12,447	4.60
Statement savings	9,332	3.30	8,224	3.04
Money market	5,955	2.11	5,430	2.01
Holiday club	152	0.05	71	0.03
Certificates of Deposit	208,373	73.71	197,620	73.03
IRA Certificates of Deposit	13,176	4.66	12,096	4.47
Money Market Certificates	5,871	2.08	6,632	2.45

Total Deposits	$282,722	100.00%	$270,604	100.00%

Capital Adequacy
     Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of March 31, 2007 and 2006.

			Regulatory Minimums
	2007	2006	Well	Adequately
	Actual	Actual	Capitalized	Capitalized
Total risk-based capital ratio	13.50%	13.74%	10.00%	8.00%

Tier 1 risk-based capital ratio	8.54%	9.02%	6.00%	4.00%

Tangible capital ratio	7.41%	7.35%	5.00%	4.00%
     As of March 31, 2007 and 2006, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.
Item 3. Controls and Procedures
Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CECIL BANCORP, INC.

Date: May 14, 2007	by:	/s/ Mary B. Halsey

Mary B. Halsey
President and Chief Executive Officer

Date: May 14, 2007	by:	/s/ Robert Lee Whitehead

Robert Lee Whitehead Vice President and Chief Financial Officer