Form 10QSB
period 2007-06-30
CECIL BANCORP INC
filed 2007-08-10
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
3,678,286

CECIL BANCORP INC. AND SUBSIDIARIES

PART I. Financial Information
CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Cash and due from banks	$1,405	$1,316
Interest bearing deposits with banks	8,360	5,259
Investment securities:
Securities available-for-sale at fair value	2,506	2,534
Securities held-to-maturity (fair value of $3,740 in 2007 and $3,738 in 2006)	3,740	3,737
Restricted investment securities — at cost	2,180	2,382
Loans receivable	331,611	312,300
Less: allowance for loan losses	(2,599)	(2,217)

Net loans receivable	329,012	310,083

Other real estate owned	455	—
Premises and equipment, net	10,842	9,208
Accrued interest receivable	1,814	1,695
Goodwill	2,182	2,182
Other intangible assets	221	193
Bank owned life insurance	7,340	5,914
Other assets	2,910	2,948

TOTAL ASSETS	$372,967	$347,451

LIABILITIES:
Deposits	$295,415	$270,604
Other liabilities	7,555	4,943
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	27,385	30,631

Total liabilities	347,355	323,178

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 10,000,000 shares in 2007 and 4,000,000 shares in 2006, issued and outstanding 3,678,286 shares in 2007 and 1,839,143 shares in 2006	37	18
Additional paid in capital	11,441	11,460
Retained earnings	14,190	12,824
Accumulated other comprehensive loss	(56)	(29)

Total stockholders’ equity	25,612	24,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,967	$347,451

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$6,845	$4,954	$13,409	$9,476
Interest on investment securities	76	67	150	128
Dividends on FHLB and FRB stock	34	27	69	58
Other interest-earning assets	31	11	55	24

Total interest income	6,986	5,059	13,683	9,686

INTEREST EXPENSE:
Interest expense on deposits	2,916	1,849	5,580	3,452
Guaranteed preferred beneficial interest in junior subordinated debentures	280	166	558	179
Interest expense on advances from FHLB	361	337	782	755

Total interest expense	3,557	2,352	6,920	4,386

NET INTEREST INCOME	3,429	2,707	6,763	5,300

PROVISION FOR LOAN LOSSES	195	155	390	215

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,234	2,552	6,373	5,085

NONINTEREST INCOME:
Checking account fees	131	137	269	255
ATM fees	86	28	136	47
Commission income	14	18	19	20
Gain on sale of loans	39	20	47	55
Income from bank owned life insurance	74	47	126	89
Other	30	36	71	98

Total noninterest income	374	286	668	564

NONINTEREST EXPENSE:
Salaries and employee benefits	1,497	1,203	2,787	2,370
Occupancy expense	150	135	311	300
Equipment and data processing expense	312	200	561	412
Other	377	299	687	686

Total noninterest expense	2,336	1,837	4,346	3,768

INCOME BEFORE INCOME TAXES	1,272	1,001	2,695	1,881

INCOME TAX EXPENSE	476	374	1,144	702

NET INCOME	$796	$627	$1,551	$1,179

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET INCOME	$796	$627	$1,551	$1,179

OTHER COMPREHENSIVE INCOME
Unrealized losses on investment securities, net of deferred taxes	(29)	(5)	(27)	(12)

TOTAL COMPREHENSIVE INCOME	$767	$622	$1,524	$1,167

Earnings per common share — basic	$0.22	$0.17	$0.42	$0.32

Earnings per common share — diluted	$0.22	$0.17	$0.42	$0.32

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,551	$1,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	167
Provision for loan losses	390	215
Gain of sale of loans	(47)	(55)
Loss on disposal of premises and equipment	—	1
Increase in cash surrender value of bank owned life insurance	(126)	(89)
Excess servicing rights	(40)	(46)
Reinvested dividends on investments	(26)	(45)
Origination of loans held for sale	(2,926)	(3,408)
Proceeds from sales of loans held for sale	2,938	3,426
Net change in:
Accrued interest receivable and other assets	(65)	(538)
Other liabilities	2,612	221

Net cash provided by operating activities	4,484	1,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(3,719)	(3,670)
Net redemption of restricted investment securities	202	156
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	9	10
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	3,750	3,750
Net increase in loans	(19,738)	(29,557)
Surrender of bank owned life insurance	1,863	—
Purchases of bank owned life insurance	(3,163)	(650)
Purchases of premises and equipment — net	(1,879)	(222)

Net cash used in investing activities	(22,675)	(30,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	24,811	23,006
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	—	10,000
Net decrease in advances from Federal Home Loan Bank	(3,246)	(7,496)
Payments of cash dividends	(184)	(184)

Net cash provided by financing activities	21,381	25,326

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,190	(3,829)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,575	5,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,765	$1,866

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$1,815	$1,300

Cash paid for interest	$6,701	$4,445

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
1. GENERAL
          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
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
3. EARNINGS PER SHARE
          Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and six months ended June 30, 2007 and 2006, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive. All earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net income available to common stockholders	$796,000	$627,000	$1,551,000	$1,179,000

Average common shares outstanding	3,678,286	3,678,286	3,678,286	3,678,286

Basic earnings per common share	$0.22	$0.17	$0.42	$0.32

Diluted:
Net income available to common stockholders	$796,000	$627,000	$1,551,000	$1,179,000

Average common shares outstanding	3,678,286	3,678,286	3,678,286	3,678,286
Stock option adjustment	6,138	4,217	5,943	4,397

Average common shares outstanding — diluted	3,684,424	3,682,503	3,684,229	3,682,683

Diluted earnings per common share	$0.22	$0.17	$0.42	$0.32

4. FAIR VALUE ACCOUNTING FOR STOCK PLANS
          No options were granted or vested during the three and six months ended June 30, 2007 and 2006. The Company’s stock options have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Six months ended		Year ended
	June 30, 2007		December 31, 2006
		Weighted -		Weighted -
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	16,032	$6.00	20,426	$5.33
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/expired	—	—	(4,394)	2.81

Outstanding at end of period	16,032	$6.00	16,032	$6.00

Options exercisable at end of period	16,032	$6.00	16,032	$6.00

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding and Exercisable
		Remaining
Exercise	Number	Life
Price	Outstanding	(Years)

$6.00	16,032	1.8
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

6. RECENT ACCOUNTING PRONOUNCEMENTS
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

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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
          The Bank conducts its business though its main office in Elkton, Maryland, and branches in Elkton, North East, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.
          The Bank’s business strategy is to operate as an independent, community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. The Bank offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC.
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
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
          The Company’s assets increased by $25.5 million, or 7.3%, to $373.0 million at June 30, 2007 from $347.5 million at December 31, 2006 primarily as a result of increases in loans receivable, interest-bearing deposits with banks, premises and equipment, and bank-owned life insurance. This increase was funded by increases in deposits and other liabilities, partially offset by a decrease in advances from the Federal Home Loan Bank of Atlanta. Cash and due from banks increased by $89,000, or 6.8%, to $1.4 million at June 30, 2007 from $1.3 million at December 31, 2006. Interest-bearing deposits increased by $3.1 million, or 59.0%, to $8.4 million at June 30, 2007 from $5.3 million at December 31, 2006. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, decreased $202,000 during this period as a result of the ongoing review of the investment requirements by the FHLB and the FRB.
          The loans receivable portfolio increased by $19.3 million, or 6.2%, to $331.6 million at June 30, 2007 from $312.3 million at December 31, 2006, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $9.8 million (33.9%) increase in construction loans, a $6.4 million (7.7%) increase in commercial business loans, a $2.5 million (2.9%) increase in commercial real estate loans loans, and a $1.5 million (14.6%) increase in personal consumer loans, offset in part by a $1.8 million (2.0%) decrease in one-to-four family residential and home equity loans. The allowance for loan losses increased by $382,000, or 17.2%, during the period (see “Analysis of Allowance for Loan Losses” below).
          Other real estate owned increased to $455,000 at June 30, 2007 from none at December 31, 2006 due to the acquisition of a property in settlement of a loan receivable. Premises and equipment increased by $1.6 million, or 17.7%, to $10.8 million at June 30, 2007 from $9.2 million at December 31, 2006 primarily due to the allocation of funds for future expansion. Bank owned life insurance increased by $1.4 million, or 24.1%, to $7.3 million at June 30, 2007 from $5.9 million at December 31, 2006. This increase is due to the premium payments of $3.2 million and income of $126,000, partially offset by the surrender of policies totaling $1.9 million.
          The Company’s liabilities increased $24.2 million, or 7.5%, to $347.4 million at June 30, 2007 from $323.2 million at December 31, 2006. Deposits increased $24.8 million, or 9.2%, to $295.4 million at June 30, 2007 from $270.6 million at December 31, 2006. Increases in certificates of deposit (up $18.2 million, or 9.2%), NOW accounts (up $3.7 million, or 35.8%), IRA certificates (up $1.4 million, or 11.4%), and checking accounts (up $1.2 million, or 6.6%) were primarily due to marketing campaigns and product specials focused on local core funding. Other liabilities increased by $2.6 million, or 52.8%, to $7.6 million at June 30, 2007 from $4.9 million at December 31, 2006 primarily due to an increase in the amount owed to Money Gram Payment Systems for the official checks written on June 29 and 30, partially offset by a decrease in income taxes payable. Advances from the Federal Home Loan Bank of Atlanta decreased $3.2 million, or 10.6%, to $27.4 million at June 30, 2007 from $30.6 million at December 31, 2006. The Company was able to reduce its advances as a result of the increase in deposits.
          The Company’s stockholders’ equity increased by $1.3 million, or 5.5%, to $25.6 million at June 30, 2007 from $24.3 million at December 31, 2006. The increase was primarily the result of net income of $1.6 million, partially offset by the Company’s regular dividend of $0.05 per share, or $184,000, for the six months ended June 30, 2007.
Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006
          Net income for the three month period ended June 30, 2007 increased $169,000, or 27.0% to $796,000 as compared to net income for the same period in 2006 of $627,000. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share were both $0.22 for the second quarter of 2007, an increase of 29.4%, from $0.17 for the same period in 2006. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.87% and 12.63% respectively, for the three-month period ended June 30, 2007. This compares to an annualized return on average assets and annualized return on average equity of 0.89% and 11.01% respectively, for the same period in 2006.
          Net interest income, the Company’s primary source of income, increased 26.7%, or $722,000, to $3.4 million for the three months ended June 30, 2007, from $2.7 million over the same period in 2006. The weighted average yield on interest earning assets increased to 8.25% for the three months ended June 30, 2007 from 7.77% for the three months ended June 30, 2006. The weighted average rate paid on interest bearing liabilities increased to 4.24% for the three months ended June 30, 2007 from 3.92% for the three months ended June 30, 2006. The net interest margin decreased to 4.05% for the three months ended June 30, 2007 as compared to 4.16% for the same period in 2006.
          Interest and fees on loans increased by $1.9 million, or 38.2%, to $6.8 million for the three months ended June 30, 2007 from $5.0 million for the three months ended June 30, 2006. The increase is attributable to an increase in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $75.8 million, or 30.3%, to $326.2 million for the three months ended June 30, 2007 from $250.4 million for the three months ended June 30, 2006. The weighted-average yield increased to 8.39% for the three months ended June 30, 2007 from 7.91% for the three month period ended June 30, 2006.

          Interest on investment securities increased $9,000, or 13.4%, to $76,000 for the three months ended June 30, 2007 from $67,000 for the three months ended June 30, 2006. The average balance outstanding increased $203,000 for the three months ended June 30, 2007 over the three months ended June 30, 2006. The weighted-average yield increased to 4.94% for the three months ended June 30, 2007 from 4.55% for the three months ended June 30, 2006.
          Dividends on Federal Reserve and Federal Home Loan Bank stock increased to $34,000 for the three months ended June 30, 2007 from $27,000 for the three months ended June 30, 2006. The average balance outstanding increased $303,000, or 15.6%, to $2.2 million for the three months ended June 30, 2007 from $1.9 million for the three months ended June 30, 2006. The weighted-average yield increased to 5.98% for the three months ended June 30, 2007 from 5.69% for the three months ended June 30, 2006.
          Interest on other earning assets increased $20,000 to $31,000 for the three months ended June 30, 2007 from $11,000 for the three months ended June 30, 2006. The average balance outstanding increased $1.9 million, or 83.5%, to $4.2 million for the three months ended June 30, 2007 from $2.3 million for the three months ended June 30, 2006. The weighted-average yield increased to 2.97% for the three months ended June 30, 2007 from 1.84% for the three months ended June 30, 2006.
          Interest on deposits increased $1.1 million, or 57.7%, to $2.9 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006. The average balance outstanding increased $68.4 million, or 30.7%, to $291.3 million for the three months ended June 30, 2007 from $222.9 million for the three months ended June 30, 2006. The weighted-average rate paid increased to 4.00% for the three months ended June 30, 2007 from 3.62% for the three months ended June 30, 2006. Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures increased by $114,000, or 68.7%, to $280,000 for the three months ended June 30, 2007 from $166,000 over the same period in 2006. The average balance increased by $7.0 million, or 70.0%, to $17.0 million for the three months ended June 30, 2007 from $10.0 million for the three months ended June 30, 2006. The weighted-average rate was 6.59% and 6.65%, respectively, for the three months ended June 30, 2007 and 2006. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $24,000, or 7.1%, to $361,000 for the three months ended June 30, 2007 from $337,000 for the three months ended June 30, 2006. The average balance outstanding increased $1.3 million, or 5.1%, to $27.2 million for the three months ended June 30, 2007 from $25.8 million for the three months ended June 30, 2006. The weighted average rate increased to 5.32% for the three months ended June 30, 2007 from 5.21% for the three months ended June 30, 2006.
          Noninterest income increased 30.8%, or $88,000, for the three months ended June 30, 2007, over the same period in 2006. ATM fees increased $58,000 to $86,000 for the three months ended June 30, 2007 from $28,000 for the three months ended June 30, 2006 due to an increase in surcharge fees from non-customer usage of our ATM machines. Gain on sale of loans increased 95.0% to $39,000 for the three months ended June 30, 2007 from $20,000 for the three months ended June 30, 2006. Income from bank owned life insurance increased 57.4% to $74,000 for the three months ended June 30, 2007 from $47,000 for the three months ended June 30, 2006 due to an increase in rates being paid by the insurance carriers, as well as the additional $1.3 million investment during the first quarter.
          Noninterest expense increased 27.2%, or $499,000, to $2.3 million for the three months ended June 30, 2007, from $1.8 million over the same period in 2006. Salaries and employee benefits increased 24.4% to $1.5 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006. This is attributable to the hiring of additional sales and administrative staff, annual merit increases, and an increase in the supplemental executive retirement plan expense. Occupancy expense increased $15,000, or 11.1%, to $150,000 for the three months ended June 30, 2007, as compared to $135,000 for the same period in 2006 due to an increase in utilities with increased prices of suppliers. Equipment and data processing expense increased $112,000, or 56.0%, to $312,000 for the three months ended June 30, 2007 from $200,000 for the three months ended June 30, 2006. This increase is attributable to an increase in fees for the Company’s data service provider, as well as an increase in equipment expense. Other expenses increased $78,000, or 26.1%, to $377,000 for the three months ended June 30, 2007 from $299,000 for the same period in 2006. This increase is primarily due to increases in loan expense and collection expense, as well as an increase in accounting fees after the outsourcing of the internal audit function and consulting services obtained for Sarbanes-Oxley compliance.
          Income tax expense for the three-month periods ended June 30, 2007 and 2006 was $476,000 and $374,000, respectively, which equates to effective rates of 37.4% for both periods.
Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006
          Net income for the six month period ended June 30, 2007 increased $372,000, or 31.6%, to $1.6 million as compared to net income for the same period in 2006 of $1.2 million. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share both increased 31.3% to $0.42 for the six-month period ended June 30, 2007 as compared to $0.32 for the same period in 2006. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.86% and 12.45% respectively, for the six-month period ended June 30, 2007. This compares to an annualized return on average assets and annualized return on average equity of 0.85% and 10.33% respectively, for the same period in 2006.
          Net interest income, the Company’s primary source of income, increased 27.6%, or $1.5 million, to $6.8 million for the six months ended June 30, 2007, from $5.3 million over the same period in 2006. The weighted-average yield on interest earning assets increased to 8.21% for the six months ended June 30, 2007 from 7.59% for the six months ended June 30, 2006. The weighted-average rate paid on interest bearing liabilities increased to 4.20% for the six months ended June 30, 2007 from 3.74% for the six months ended June 30, 2006. The net interest margin was 4.06% for the six months ended June 30, 2007 as compared to 4.15% for the same period in 2006.
          Interest and fees on loans increased by $3.9 million, or 41.5%, to $13.4 million for the six months ended June 30, 2007 from $9.5 million for the six months ended June 30, 2006. The increase is attributable to increases in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $76.8 million to $320.9 million for the six months ended June 30, 2007 from $244.1 million for the six months ended June 30, 2006. The weighted-average yield increased to 8.36% for the six months ended June 30, 2007 from 7.76% for the six months ended June 30, 2006.
          Interest on investment securities increased $22,000, or 17.2%, to $150,000 for the six months ended June 30, 2007 from $128,000 for the six months ended June 30, 2006. The average balance outstanding increased $150,000 for the six months ended June 30, 2007 over the six months ended June 30, 2006. The weighted-average yield increased to 4.94% for the six months ended June 30, 2007 from 4.35% for the six months ended June 30, 2006.
          Dividends on Federal Reserve and Federal Home Loan Bank stock increased $11,000 to $69,000 for the six months ended June 30, 2007 from $58,000 for the six months ended June 30, 2006. The average balance outstanding increased $216,000, or 10.2%, to $2.3 million for the six months ended June 30, 2007 from $2.1 million for the six months ended June 30, 2006. The weighted-average yield increased to 5.91% for the six months ended June 30, 2007 from 5.52% for the six months ended June 30, 2006.
          Interest on other earning assets increased $31,000, or 129.2%, to $55,000 for the six months ended June 30, 2007 from $24,000 for the six months ended June 30, 2006. The average balance outstanding increased $955,000, or 31.7%, to $4.0 million for the six months ended June 30, 2007 from $3.0 million for the six months ended June 30, 2006. The weighted-average yield increased to 2.78% for the six months ended June 30, 2007 from 1.57% for the six months ended June 30, 2006.
          Interest on deposits increased $2.1 million, or 61.6%, to $5.6 million for the six months ended June 30, 2007 from $3.5 million for the six months ended June 30, 2006. The average balance outstanding increased $66.8 million, or 30.9%, to $283.2 million for the six months ended June 30, 2007 from $216.3 million for the six months ended June 30, 2006. The weighted-average rate paid on interest-bearing deposits increased to 3.94% for the six months ended June 30, 2007 from 3.49% for the six months ended June 30, 2006. Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures increased $379,000, or 211.7%, to $558,000 for the six months ended June 30, 2007 from $179,000 for the same period in 2006. The average balance increased to $17.0 million for the six months ended June 30, 2007 from $5.1 million for the six months ended June 30, 2006. The weighted-average rate decreased to 6.57% for the six months ended June 30, 2007 from 7.04% for the same period in 2006. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $27,000, or 3.6%, to $782,000 for the six months ended June 30, 2007 from $755,000 for the six months ended June 30, 2006. The average balance outstanding decreased $1.8 million, or 5.8%, to $29.4 million for the six months ended June 30, 2007 from $31.2 million for the six months ended June 30, 2006. The weighted-average rate increased to 5.32% for the six months ended June 30, 2007 from 4.84% for the six months ended June 30, 2006.
          Noninterest income increased 18.4%, or $104,000, for the six months ended June 30, 2007, over the same period in 2006. Checking account fees increased $14,000, or 5.5% to $269,000 for the six months ended June 30, 2007 from $255,000 for the six months ended June 30, 2006 due to the growth in deposits. ATM fees increased by $89,000 to $136,000 for the six months ended June 30, 2007 from $47,000 for the six months ended June 30, 2006 due to an increase in surcharge fees from non-customer usage of our ATM machines. Income from bank owned life insurance increased $37,000, or 41.6%, to $126,000 for the six months ended June 30, 2007 from $89,000 for the six months ended June 30, 2006 due to an increase in rates being paid by the insurance carriers, as well as the additional $1.3 million investment during the first quarter. Other income decreased $27,000 to $71,000 for the six months ended June 30, 2007 from $98,000 for the same period in 2006, primarily due to a decrease in income from the Company’s investment in Triangle Capital Partners.

          Noninterest expense increased 15.3%, or $578,000, for the six months ended June 30, 2007, over the same period in 2006. Salaries and employee benefits increased 17.6% to $2.8 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006. This is attributable to increased sales and administrative staff, annual merit increases, and an increase in the supplemental executive retirement plan expense. Equipment and data processing expense increased by $149,000, or 36.2%, to $561,000 for the six months ended June 30, 2007 from $412,000 for the six months ended June 30, 2006. This increase is due to an increase in fees charged by the Company’s data service provider.
          Income tax expense for the six-month periods ended June 30, 2007 and 2006 was $1.1 million and $702,000, respectively, which equates to effective rates of 42.5% and 37.3% respectively. The increase in the effective tax rate is due to the surrender of $1.9 million of bank owned life insurance.
Loans Receivable
          The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	June 30,		December 31,
	2007		2006
	Amount	%	Amount	%
		(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$38,851	11.72%	$29,018	9.29%
One- to four-family residential and home equity	88,475	26.68	90,302	28.92
Multi-family residential	6,951	2.10	6,625	2.12
Land	2,962	0.89	2,805	0.90
Commercial	89,863	27.10	87,316	27.96

Commercial business loans*	89,342	26.94	82,961	26.56

Consumer loans:
Automobile loans	1,442	0.43	1,287	0.41
Deposit account loans	1,648	0.50	1,447	0.46
Personal loans	12,077	3.64	10,539	3.38

Gross loans	331,611	100.00%	312,300	100.00%

Less: allowance for loan losses	(2,599)		(2,217)

Net loans	$329,012		$310,083

*	Commercial business loans above include loans primarily for business purposes that are secured by real estate.
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

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Non-accrual loans and leases	$3,297	$1,382
Loans and leases 90 days or more past due	613	211
Restructured loans and leases	0	0

Total nonperforming loans and leases	3,910	1,593
Other real estate owned, net	455	0

Total nonperforming assets	$4,365	$1,593

Nonperforming loans and leases to total loans and leases	1.18%	0.51%
Nonperforming assets to total assets	1.17	0.46
Allowance for loan losses to non-performing loans and leases	66.47	139.17
Analysis of Allowance for Loan Losses
          The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first six months of 2007, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.
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
          Management determined that the appropriate allowance for loan losses at June 30, 2007 was $2.6 million, (0.78% of total loans), an increase of $382,000 (17.2%) from the $2.2 million allowance (0.71% of total loans) at December 31, 2006.

Annualized net charge-offs for the first six months of 2007 were 0.01% of average loans, as compared to 0.07% of average loans for the year 2006. The provision for loan losses required for the first six months of 2007 and 2006 was $390,000 and $215,000, respectively.
A summary of activity in the allowance is shown below.

	Six Months Ended	Twelve Months Ended
	June 30, 2007	December 31, 2006
	(In thousands)

Balance at beginning of period	$2,217	$1,738

Loans charged-off:
Residential real estate	0	(35)
Commercial	(25)	(121)
Consumer	(3)	(92)

Total charge-offs	(28)	(248)

Recoveries:
Residential real estate	0	0
Commercial	0	14
Consumer	20	48

Total recoveries	20	62

Net charge-offs	(8)	(186)

Provision for loan losses	390	665

Balance at end of period	$2,599	$2,217

Net charge-offs to average loans outstanding during the period (annualized)	0.01%	0.07%
Allowance for loan losses to loans	0.78%	0.71%
Allowance for loan losses to nonperforming loans	66.47%	139.17%
Analysis of Deposits
The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	June 30,	%	December 31,	%
	2007	Deposits	2006	Deposits
		(Dollars in thousands)

Regular checking	$18,994	6.43%	$17,815	6.58%
NOW accounts	13,943	4.72	10,269	3.79
Passbook	11,998	4.06	12,447	4.60
Statement savings	8,220	2.78	8,224	3.04
Money market	5,391	1.82	5,430	2.01
Holiday club	225	0.08	71	0.03
Certificates of Deposit	215,845	73.07	197,620	73.03
IRA Certificates of Deposit	13,476	4.56	12,096	4.47
Money Market Certificates	7,323	2.48	6,632	2.45

	$295,415	100.00%	$270,604	100.00%

Capital Adequacy
          Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of June 30, 2007 and 2006.

			Regulatory Minimums
	2007	2006	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	13.41%	12.75%	10.00%	8.00%

Tier 1 risk-based capital ratio	8.54%	8.46%	6.00%	4.00%

Tangible capital ratio	7.35%	7.32%	5.00%	4.00%
          As of June 30, 2007 and 2006, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.
Item 3. Controls and Procedures
Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information:
          Item 1. Legal Proceedings —
     Not Applicable
          Item 2. Unregistered Sale of Equity Securities and Use of Proceeds —
     Not Applicable
          Item 3. Defaults Upon Senior Securities —
     Not Applicable
          Item 4. Submission of Matters to a Vote of Security Holders —
The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 23, 2007, at 9:00 a.m. at the Bentleys Restaurant, Elkton, Maryland, for the purpose of electing two members of the board of directors, approving an amendment of the Articles of Incorporation to increase authorized common stock, and approving the adjournment of the meeting if necessary to solicit votes for the amendment. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.
All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares
	Voted	Shares
	“For”	“Withheld”

To serve for a three-year term:

Matthew G. Bathon	1,356,223	11,354

Charles F. Sposato	1,353,610	13,967
          Other directors continuing in office following the annual shareholders’ meeting were Donald F. Angert, Mary B. Halsey, Mark W. Saunders, and Thomas L. Vaughan, Sr.
The amendment of the Articles of Incorporation to increase authorized common stock and the adjournment of the meeting if necessary to solicit votes for the amendment were both approved with the following vote:

	Shares
	Voted	Shares	Shares
	“For”	“Against”	“Abstain”

Increase authorized common stock	1,257,183	100,585	9,809

Adjourn the meeting	1,255,832	106,398	5,347
          Item 5. Other Information —
     Not Applicable
          Item 6. Exhibits —

Exhibit 31(a),(b)	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32(a),(b)	18 U.S.C. Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CECIL BANCORP, INC.
Date: August 10, 2007	By:	/s/ Mary B. Halsey
Mary B. Halsey
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Vice President and Chief Financial Officer