Form 10QSB
period 2007-09-30
CECIL BANCORP INC
filed 2007-11-09
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
3,678,286

CECIL BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Cash and due from banks	$1,186	$1,316
Interest bearing deposits with banks	3,848	5,259
Investment securities:
Securities available-for-sale at fair value	2,494	2,534
Securities held-to-maturity (fair value of $2,753 in 2007 and $3,738 in 2006)	2,745	3,737
Restricted investment securities — at cost	2,701	2,382
Loans receivable	343,764	312,300
Less: allowance for loan losses	(2,779)	(2,217)

Net loans receivable	340,985	310,083

Other real estate owned	648	—
Premises and equipment, net	11,210	9,208
Accrued interest receivable	1,972	1,695
Goodwill	2,182	2,182
Other intangible assets	236	193
Bank owned life insurance	7,436	5,914
Other assets	3,491	2,948

TOTAL ASSETS	$381,134	$347,451

LIABILITIES:
Deposits	$291,789	$270,604
Other liabilities	7,860	4,943
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	38,050	30,631

Total liabilities	354,699	323,178

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 10,000,000 shares in 2007 and 4,000,000 shares in 2006, issued and outstanding 3,678,286 shares in 2007 and 1,839,143 shares in 2006	37	18
Additional paid in capital	11,441	11,460
Retained earnings	15,016	12,824
Accumulated other comprehensive loss	(59)	(29)

Total stockholders’ equity	26,435	24,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,134	$347,451

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$6,979	$5,661	$20,388	$15,137
Interest on investment securities	67	72	217	200
Dividends on FHLB and FRB stock	36	43	105	101
Other interest-earning assets	26	10	81	34

Total interest income	7,108	5,786	20,791	15,472

INTEREST EXPENSE:
Interest expense on deposits	2,992	1,910	8,572	5,362
Guaranteed preferred beneficial interest in junior subordinated debentures	282	166	840	345
Interest expense on advances from FHLB	413	647	1,195	1,402

Total interest expense	3,687	2,723	10,607	7,109

NET INTEREST INCOME	3,421	3,063	10,184	8,363

PROVISION FOR LOAN LOSSES	195	130	585	345

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,226	2,933	9,599	8,018

NONINTEREST INCOME:
Checking account fees	128	139	397	394
ATM fees	83	22	219	69
Commission income	5	33	24	53
Gain on sale of loans	25	19	72	74
Loss on sale of other real estate owned	—	(43)	—	(43)
Income from bank owned life insurance	96	98	222	187
Other	35	68	106	166

Total noninterest income	372	336	1,040	900

NONINTEREST EXPENSE:
Salaries and employee benefits	1,374	1,267	4,161	3,637
Occupancy expense	151	147	462	447
Equipment and data processing expense	311	227	872	639
Other	312	287	999	973

Total noninterest expense	2,148	1,928	6,494	5,696

INCOME BEFORE INCOME TAXES	1,450	1,341	4,145	3,222

INCOME TAX EXPENSE	533	487	1,677	1,189

NET INCOME	$917	$854	$2,468	$2,033

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET INCOME	$917	$854	$2,468	$2,033

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on investment securities, net of deferred taxes	(3)	12	(30)	—

TOTAL COMPREHENSIVE INCOME	$914	$866	$2,438	$2,033

Earnings per common share — basic	$0.25	$0.23	$0.67	$0.55

Earnings per common share — diluted	$0.25	$0.23	$0.67	$0.55

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,468	$2,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351	249
Provision for loan losses	585	345
Gain on sale of loans	(72)	(74)
Loss on disposal of premises and equipment	—	1
Loss on sale of other real estate owned	—	43
Increase in cash surrender value of bank owned life insurance	(222)	(187)
Excess servicing rights	(62)	(55)
Reinvested dividends on investments	(28)	(70)
Origination of loans held for sale	(4,478)	(4,110)
Proceeds from sales of loans held for sale	4,497	4,141
Net change in:
Accrued interest receivable and other assets	(802)	(836)
Other liabilities	2,917	537

Net cash provided by operating activities	5,154	2,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(3,719)	(7,328)
Net purchases of restricted investment securities	(318)	(232)
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	19	17
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	4,750	7,500
Net increase in loans	(32,082)	(46,209)
Proceeds from sales of other real estate owned	—	341
Surrender of bank owned life insurance	1,863	—
Purchases of bank owned life insurance	(3,163)	(650)
Purchases of premises and equipment — net	(2,373)	(283)

Net cash used in investing activities	(35,023)	(46,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	21,185	31,124
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	—	10,000
Net increase in advances from Federal Home Loan Bank	7,419	1,128
Payments of cash dividends	(276)	(279)

Net cash provided by financing activities	28,328	41,973

DECREASE IN CASH AND CASH EQUIVALENTS	(1,541)	(2,854)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,575	5,695

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,034	$2,841

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$2,438	$1,885

Cash paid for interest	$10,250	$7,137

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
1. GENERAL
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
2. FINANCIAL STATEMENT PREPARATION
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible loans, depreciation and amortization, intangible assets, deferred income taxes, and contingencies, among others. Actual results could differ from those estimates.
3. EARNINGS PER SHARE
     Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and nine months ended September 30, 2007 and 2006, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive. All earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic:
Net income available to common stockholders	$917,000	$854,000	$2,468,000	$2,033,000

Average common shares outstanding	3,678,286	3,678,286	3,678,286	3,678,286

Basic earnings per common share	$0.25	$0.23	$0.67	$0.55

Diluted:
Net income available to common stockholders	$917,000	$854,000	$2,468,000	$2,033,000

Average common shares outstanding	3,678,286	3,678,286	3,678,286	3,678,286
Stock option adjustment	5,675	4,474	5,855	4,418

Average common shares outstanding — diluted	3,683,961	3,682,760	3,684,141	3,682,704

Diluted earnings per common share	$0.25	$0.23	$0.67	$0.55

FAIR VALUE ACCOUNTING FOR STOCK PLANS
     No options were granted or vested during the three and nine months ended September 30, 2007 and 2006 and there was no stock based compensation recognized during the three and nine months ended September 30, 2007 and 2006. The Company’s stock options have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Nine months ended		Year ended
	September 30, 2007		December 31, 2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	16,032	$6.00	20,426	$5.33
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/expired	—	—	(4,394)	2.81

Outstanding at end of period	16,032	$6.00	16,032	$6.00

Options exercisable at end of period	16,032	$6.00	16,032	$6.00

     The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding and Exercisable
Exercise	Number	Life
Price	Outstanding	(Years)

$6.00	16,032	1.5
4. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
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

5. INCOME TAXES
     The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109 and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition of accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to our opening balance of retained earnings. Any interest or penalties associated with the under-accrual of income taxes will be included in income tax expense within our consolidated statements of income and comprehensive income.
6. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Thank Pensions. The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard, and thus, the entity must record compensation costs and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effective adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This Issue is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of adopting this Issue on the Company’s financial statements.
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

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006
     The Company’s assets increased by $33.7 million, or 9.7%, to $381.1 million at September 30, 2007 from $347.5 million at December 31, 2006, primarily as a result of increases in loans receivable, premises and equipment, and bank-owned life insurance. This increase was funded by increases in deposits, other liabilities, and advances from the Federal Home Loan Bank of Atlanta, as well as decreases in cash and cash equivalents and investment securities held-to-maturity. Interest-bearing deposits decreased by $1.4 million to $3.8 million at September 30, 2007 from $5.3 million at December 31, 2006 primarily to fund growth in the loan portfolio. Investment securities held-to-maturity decreased by $992,000, or 26.6%, to $2.7 million at September 30, 2007 from $3.7 million at December 31, 2006 due to securities that matured, the proceeds of which were invested in loans. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank (“FRB”) stock, increased by $319,000 to $2.7 million at September 30, 2007 from $2.4 million at December 31, 2006 as a result of the ongoing review of the investment requirements by the FHLB and FRB.
     The loans receivable portfolio increased by $31.5 million, or 10.1%, to $343.8 million at September 30, 2007 from $312.3 million at December 31, 2006, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $16.4 million (56.6%) increase in construction loans, a $12.4 million (15.0%) increase in commercial business loans, a $2.8 million (26.5%) increase in personal loans, and a $2.6 million (3.0%) increase in commercial real estate loans. These increases were partially offset by a $3.3 million (3.6%) decrease in one-to-four family residential and home equity loans. The allowance for loan losses increased by $562,000, or 25.4%, to $2.8 million at September 30, 2007 from $2.2 million at December 31, 2006 (see “Analysis of Allowance for Loan Losses” below).
     Other real estate owned increased to $648,000 at September 30, 2007 from none at December 31, 2006 due to the acquisition of two single-family residential properties in satisfaction of loans receivable in the normal course of business. Premises and equipment increased by $2.0 million, or 21.7%, to $11.2 million at September 30, 2007 from $9.2 million at December 31, 2006 due to acquisitions for future expansion. Bank owned life insurance increased $1.5 million, or 25.7%, to $7.4 million at September 30, 2007 from $5.9 million at December 31, 2006 due to premium payments of $3.2 million and income of $222,000, partially offset by the surrender of policies totaling $1.9 million. Other assets increased $543,000 to $3.5 million at September 30, 2007 from $2.9 million at December 31, 2006 primarily due to increases in income taxes receivable.
     The Company’s liabilities increased $31.5 million, or 9.8%, to $354.7 million at September 30, 2007 from $323.2 million at December 31, 2006. Deposits increased $21.2 million, or 7.8%, to $291.8 million at September 30, 2007 from $270.6 million at December 31, 2006. This increase was primarily a result of marketing campaigns and product specials focused on local core funding. Increases of $14.0 million (7.1%) in certificates of deposit, $4.7 million (46.1%) in NOW accounts, $1.6 million (13.2%) in IRA certificates of deposit, and $1.3 million (7.3%) in regular checking accounts, were offset in part by a $1.2 million (17.8%) decline in money market certificates. Other liabilities increased $2.9 million, or 59.0%, to $7.9 million at September 30, 2007 from $4.9 million at December 31, 2006 primarily due to increases in the supplemental executive retirement plan liability and the amount owed to Money Gram Payment Systems for the official checks written on September 28 and 29. Advances from the Federal Home Loan Bank of Atlanta increased $7.4 million, or 24.2%, to $38.1 million at September 30, 2007 from $30.6 million at December 31, 2006 to complement deposits in funding growth in the loans receivable portfolio.
     The Company’s stockholders’ equity increased by $2.2 million, or 8.9%, to $26.4 million at September 30, 2007 from $24.3 million at December 31, 2006. The increase was primarily the result of net income of $2.5 million, partially offset by the Company’s regular dividend of $0.075 per share, or $276,000, for the nine months ended September 30, 2007.
Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006
     Net income for the three month period ended September 30, 2007 increased $63,000, or 7.4%, to $917,000 as compared to net income of $854,000 for the same period in 2006. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share both increased by 8.7% to $0.25 for the third quarter of 2007 from $0.23 over the same period in 2006. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.99% and 14.16%, respectively, for the three-month period ended September 30, 2007. This compares to an annualized return on average assets and annualized return on average equity of 1.12% and 14.60%, respectively, for the same period in 2006.
     Net interest income, the Company’s primary source of income, increased 11.7%, or $358,000, to $3.4 million for the three months ended September 30, 2007, from $3.1 million over the same period in 2006. The weighted average yield on interest earning assets increased to 8.25% for the three months ended September 30, 2007 from 8.17% for the three months ended September 30, 2006. The weighted average rate paid on interest bearing liabilities increased to 4.32% for the three months ended September 30, 2007 from 4.15% for the three months ended September 30, 2006. The interest rate spread and the net interest margin have decreased to 3.93% and 3.97%, respectively, for the quarter ended September 30, 2007 from 4.02% and 4.32%, respectively, for the quarter ended September 30, 2006.
     Interest and fees on loans receivable increased by $1.3 million, or 23.3%, to $7.1 million for the three months ended September 30, 2007 from $5.8 million for the three months ended September 30, 2006. The increase is attributable to increases in the average balance outstanding and the weighted-average yield. The average balance outstanding increased by $60.6 million to $332.9 million for the three months ended September 30, 2007 from $272.2 million for the three months ending September 30, 2006. The weighted-average yield increased to 8.39% for the three months ended September 30, 2007 from 8.32% for the three months ended September 30, 2006.
     Interest income on investment securities decreased $5,000, or 6.9%, to $67,000 for the three months ended September 30, 2007 from $72,000 for the three months ended September 30, 2006. The average balance outstanding decreased $538,000 to $5.4 million for the three months ended September 30, 2007 from $5.9 million for the three months ended September 30, 2006. The weighted-average yield increased to 5.05% for the three months ended September 30, 2007 from 4.89% for the three months ended September 30, 2006.
     Dividends on Federal Reserve and Federal Home Loan Bank stock decreased $7,000, or 16.3%, to $36,000 for the three months ended September 30, 2007 from $43,000 for the three months ended September 30, 2006. The average balance outstanding decreased $485,000 to $2.4 million for the three months ended September 30, 2007 from $2.9 million for the three months ended September 30, 2006. The weighted-average yield increased to 6.03% for the three months ended September 30, 2007 from 5.89% for the three months ended September 30, 2006.
     Interest income on other earning assets increased $16,000 to $26,000 for the three months ended September 30, 2007 from $10,000 for the three months ended September 30, 2006. The average balance outstanding increased $1.6 million to $4.0 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. The weighted-average yield increased to 2.62% for the three months ended September 30, 2007 from 1.67% for the three months ended September 30, 2006.
     Interest expense on deposits increased $1.1 million, or 56.7%, to $3.0 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006. The average balance outstanding increased $68.3 million, or 30.5%, to $292.4 million for the three months ended September 30, 2007 from $224.1 million for the same period in 2006. The weighted-average rate increased to 4.09% for the three months ended September 30, 2007 from 3.72% for the three months ended September 30, 2006.
     Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures issued increased by $116,000, or 69.9%, to $282,000 for the three months ended September 30, 2007 from $166,000 for the same period in 2006. The average balance outstanding increased $7.0 million to $17.0 million for the three months ended September 30, 2007 from $10.0 million for the three months ended September 30, 2006. The weighted-average rate was 6.62% and 6.65%, respectively, for the three months ended September 30, 2007 and 2006.
     Interest expense on advances from the FHLB decreased $234,000, or 36.2%, to $413,000 for the three months ended September 30, 2007 from $647,000 for the three months ended September 30, 2006. The average balance outstanding decreased $15.0 million to $32.1 million for the three months ended September 30, 2007 from $47.1 million for the three months ended September 30, 2006. The weighted average rate decreased to 5.15% for the three months ended September 30, 2007 from 5.49% for the three months ended September 30, 2006.
     Noninterest income increased 10.7%, or $36,000, for the three months ended September 30, 2007, over the same period in 2006. ATM fees increased $61,000 to $83,000 for the three months ended September 30, 2007 from $22,000 for the three months ended September 30, 2006 due to an increase in fees from increased use of debit cards and our ATM machines. Commission income decreased $28,000 to $5,000 for the three months ended September 30, 2007 from $33,000 for the three months ended September 30, 2006. There was no gain or loss on the sale of other real estate owned during the three months ended September 30, 2007 as compared to a $43,000 loss for the three months ended September 30, 2006 as the result of the sale of one property acquired in the third quarter of 2005. Other income decreased $33,000 to $35,000 for the three months ended September 30, 2007 from $68,000 for the three months ended September 30, 2006 primarily due to a decrease in income from the Company’s investment in Triangle Capital Partners, which is a limited liability limited partnership that provides customized financing solutions primarily to middle market companies located throughout the United States, particularly in the Southeast.
     Noninterest expense increased $220,000, or 11.4%, to $2.1 million for the three months ended September 30, 2007, from $1.9 million over the same period in 2006. Salaries and employee benefits increased $107,000, or 8.5%, to $1.4 million for the three months ended September 30, 2007 as compared to $1.3 million over the same period in 2006. This increase is attributable to the hiring of additional sales and administrative staff, annual merit increases, and an increase in the supplemental executive retirement plan expense. Equipment and data processing expenses increased $84,000, or 37.0%, to $311,000 for the three months ended September 30, 2007 from $227,000 for the three months ended September 30, 2006 due to an increase in fees for the Company’s data service provider and an increase in equipment expense. Other expenses increased $25,000, or 8.7%, to $312,000 for the three months ended September 30, 2007 from $287,000 for the three months ended September 30, 2006, primarily as a result of increases in loan expense, collection expense, and ATM expense, partially offset by decreases in checking account expense, legal fees, and organization dues and subscriptions.
     Income tax expense for the three-month period ended September 30, 2007 and 2006 was $533,000 and $487,000, respectively, which equates to effective rates of 36.8% and 36.3% respectively.
Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006
     Net income for the nine month period ended September 30, 2007 increased $435,000, or 21.4%, to $2.5 million, compared to net income of $2.0 million for the same period in 2006. This increase is primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense and income tax expense. Basic and diluted earnings per share both increased by 21.8% to $0.67 for the first nine months of 2007 from $0.55 for the same period in 2006. The earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006, and the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.91% and 13.03%, respectively, for the nine month period ended September 30, 2007. This compares to an annualized return on average assets and annualized return on average equity of 0.95% and 11.88%, respectively, for the same period in 2006.
     Net interest income, the Company’s primary source of income, increased 21.8%, or $1.8 million, to $10.2 million for the nine months ended September 30, 2007, from $8.4 million over the same period in 2006. The weighted-average yield on interest earning assets increased to 8.22% for the nine months ended September 30, 2007 from 7.79% for the nine months ended September 30, 2006. The weighted average rate paid on interest bearing liabilities increased to 4.24% for the nine months ended September 30, 2007 from 3.89% for the nine months ended September 30, 2006. The interest rate spread and the net interest margin decreased to 3.98% and 4.03%, respectively, for the nine-month period ended September 30, 2007 from 3.90% and 4.21%, respectively, for the same period in 2006.
     Interest and fees on loans receivable increased by $5.3 million, or 34.7%, to $20.4 million for the nine months ended September 30, 2007 from $15.1 million for the nine months ended September 30, 2006. The average balance outstanding increased $71.4 million, or 28.1%, to $324.9 million for the nine months ended September 30, 2007 from $253.6 million for the nine months ended September 30, 2006. The weighted-average yield increased to 8.37% for the nine months ended September 30, 2007 from 7.96% for the nine months ended September 30, 2006.

     Interest income on investment securities increased $17,000, or 8.5%, to $217,000 for the nine months ended September 30, 2007 from $200,000 for the nine months ended September 30, 2006. The average balance outstanding decreased $82,000, or 1.4%, for the nine months ended September 30, 2007 from the nine months ended September 30, 2006. The weighted-average yield increased to 4.98% for the nine months ended September 30, 2007 from 4.53% for the nine months ended September 30, 2006.
     Dividends on FHLB and FRB stock increased $4,000 to $105,000 for the nine months ended September 30, 2007 from $101,000 for the same period in 2006. The weighted-average yield increased to 5.95% for the nine months ended September 30, 2007 from 5.66% for the nine months ended September 30, 2006. The average balance outstanding decreased $20,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.
     Interest income on other interest earning assets increased $47,000 to $81,000 for the nine months ended September 30, 2007 from $34,000 for the same period in 2006. The weighted-average yield increased to 2.72% for the nine months ended September 30, 2007 from 1.60% for the nine months ended September 30, 2006. The average balance outstanding increased $1.2 million to $4.0 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006.
     Interest expense on deposits increased $3.2 million, or 59.9%, to $8.6 million for the nine months ended September 30, 2007 from $5.4 million for the nine months ended September 30, 2006. The average balance outstanding increased $67.3 million, or 30.8%, to $286.3 million for the nine months ended September 30, 2007 from $218.9 million for the nine months ended September 30, 2006. The weighted-average rate increased to 3.99% for the nine months ended September 30, 2007 from 3.57% for the nine months ended September 30, 2006.
     Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures issued increased by $495,000 to $840,000 for the nine months ended September 30, 2007 from $345,000 for the same period in 2006. The average balance outstanding increased $10.3 million to $17.0 million for the nine months ended September 30, 2007 from $6.7 million for the nine months ended September 30, 2006. The weighted-average rate was 6.59% and 6.83%, respectively, for the nine months ended September 30, 2007 and 2006.
     Interest expense on advances from the FHLB decreased $207,000, or 14.8%, to $1.2 million for the nine months ended September 30, 2007 from $1.4 million for the nine months ended September 30, 2006. The weighted average cost of funds increased to 5.26% for the nine months ended September 30, 2007 from 5.11% for the nine months ended September 30, 2006. The average balance outstanding decreased $6.2 million, or 17.1%, to $30.3 million for the nine months ended September 30, 2007 from $36.5 million for the nine months ended September 30, 2006.
     Noninterest income increased $140,000, or 15.6%, to $1.0 million for the nine months ended September 30, 2007 from $900,000 for the same period in 2006. ATM fees increased $150,000 to $219,000 for the nine months ended September 30, 2007 from $69,000 for the nine months ended September 30, 2006 due to an increase in fees from increased use of debit cards and our ATM machines. Commission income decreased $29,000, or 54.7%, to $24,000 for the nine months ended September 30, 2007 from $53,000 for the nine months ended September 30, 2006. There was no gain or loss on the sale of other real estate owned during the nine months ended September 30, 2007 as compared to a $43,000 loss for the nine months ended September 30, 2006 as the result of the sale of one property acquired in the third quarter of 2005. Income from bank owned life insurance increased $35,000, or 18.7%, to $222,000 for the nine months ended September 30, 2007 when compared to $187,000 over the same period in 2006 due to an increase in rates being paid by the insurance carriers, as well as the additional $1.3 million investment during the first quarter of 2007. Other income decreased $60,000, or 36.1%, to $106,000 for the nine months ended September 30, 2007 from $166,000 over the same period in 2006 primarily due to a decrease in income from the Company’s investment in Triangle Capital Partners, partially offset by increases in rental income and income from the Company’s investment in Maryland Title Center.
     Noninterest expense increased $798,000, or 14.0%, to $6.5 million for the nine month period ended September 30, 2007 from $5.7 million for the nine months ended September 30, 2006. Salaries and employee benefits increased $524,000, or 14.4%, to $4.2 million for the nine months ended September 30, 2007 from $3.6 million over the same period in 2006. This increase is attributable to the hiring of additional sales and administrative staff, annual merit increases, and the increase in expense associated with the supplemental executive retirement plan. Equipment and data processing expenses increased $233,000, or 36.5%, to $872,000 for the nine months ended September 30, 2007 from $639,000 over the same period in 2006 due to an increase in equipment expense, as well as increased fees from the Company’s data service provider.
     Income tax expense for the nine month period ended September 30, 2007 and 2006 was $1.7 million and $1.2 million, which equates to effective rates of 40.5% and 36.9% respectively. The increase in the effective tax rate is due to the surrender of $1.9 million of bank owned life insurance.
Loans Receivable
     The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$45,455	13.22%	$29,018	9.29%
One- to four-family residential and home equity	87,034	25.32	90,302	28.92
Multi-family residential	6,857	1.99	6,625	2.12
Land	3,020	0.88	2,805	0.90
Commercial	89,960	26.17	87,316	27.96

Commercial business loans*	95,382	27.75	82,961	26.56

Consumer loans:
Automobile loans	1,198	0.35	1,287	0.41
Deposit account loans	1,531	0.44	1,447	0.46
Personal loans	13,327	3.88	10,539	3.38

Gross loans	343,764	100.00%	312,300	100.00%

Less: allowance for loan losses	(2,779)		(2,217)

Net loans	$340,985		$310,083

*	Commercial business loans above include loans primarily for business purposes that are secured by real estate.
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

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Non-accrual loans and leases	$4,878	$1,382
Loans and leases 90 days or more past due	0	211
Restructured loans and leases	0	0

Total nonperforming loans and leases	4,878	1,593
Other real estate owned, net	648	0

Total nonperforming assets	$5,526	$1,593

Nonperforming loans and leases to total loans and leases	1.42%	0.51%
Nonperforming assets to total assets	1.45	0.46
Allowance for loan losses to nonperforming loans and leases	56.97	139.17

Analysis of Allowance for Loan Losses
     The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on a careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first nine months of 2007, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.
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
     Management determined that the appropriate allowance for loan losses at September 30, 2007 was $2.8 million, (0.81% of total loans), an increase of $562,000, or 25.4%, from the $2.2 million allowance (0.71% of total loans) at December 31, 2006. Annualized net charge-offs for the first nine months of 2007 were 0.01% of average loans, as compared to 0.07% of average loans for the year 2006. The provision for loan losses required for the first nine months of 2007 and 2006 was $585,000 and $345,000, respectively.

A summary of activity in the allowance is shown below.

	Nine Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006
	(In thousands)

Balance at beginning of period	$2,217	$1,738

Charge-offs:
Residential real estate	0	(35)
Commercial	(25)	(121)
Consumer	(24)	(92)

Total charge-offs	(49)	(248)

Recoveries:
Residential real estate	0	0
Commercial	0	14
Consumer	26	48

Total recoveries	26	62

Net charge-offs	(23)	(186)

Provision for loan losses	585	665

Balance at end of period	$2,779	$2,217

Net charge-offs to average loans outstanding during the period (annualized)	0.01%	0.07%
Allowance for loan losses to loans	0.81%	0.71%
Allowance for loan losses to nonperforming loans	56.97%	139.17%
Analysis of Deposits
     The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	September 30,	%	December 31,	%
	2007	Deposits	2006	Deposits
	(Dollars in thousands)

Regular checking	$19,112	6.55%	$17,815	6.58%
NOW accounts	14,999	5.14	10,269	3.79
Passbook	12,735	4.36	12,447	4.60
Statement savings	7,856	2.69	8,224	3.04
Money market	5,979	2.05	5,430	2.01
Holiday club	295	0.10	71	0.03
Certificates of Deposit	211,664	72.55	197,620	73.03
IRA Certificates of Deposit	13,697	4.69	12,096	4.47
Money Market Certificates	5,452	1.87	6,632	2.45

	$291,789	100.00%	$270,604	100.00%

Capital Adequacy
     Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of September 30, 2007 and 2006.

			Regulatory Minimums
	2007	2006	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	13.36%	12.29%	10.00%	8.00%

Tier 1 risk-based capital ratio	8.58%	8.24%	6.00%	4.00%

Tier 1 leverage ratio	7.42%	7.05%	5.00%	4.00%
     As of September 30, 2007 and 2006, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.
Item 3. Controls and Procedures
     Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — Not Applicable

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds — Not Applicable

Item 3.	Defaults Upon Senior Securities — Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5.	Other Information — Not Applicable

Item 6.	Exhibits — Exhibit 31(a),(b) Rule 13a-14(a)/15d-14(a) Certification Exhibit 32(a),(b) 18 U.S.C. Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CECIL BANCORP, INC.
Date: November 9, 2007	By:/s/ Mary B. Halsey
Mary B. Halsey
President and Chief Executive Officer

Date: November 9, 2007	By:/s/ Robert Lee Whitehead
Robert Lee Whitehead
Vice President and Chief Financial Officer