Form 10-K
period 2007-12-31
CECIL BANCORP INC
filed 2008-03-28
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
Commission File Number 0-24926
CECIL BANCORP, INC.
(Name of registrant as specified in its charter)

Maryland	52-1883546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 North Street, Elkton, Maryland	21921-5547
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (410) 398-1650.
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐     No ☑*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
Yes ☐     No ☑
As of March 25, 2008 the registrant had 3,678,286 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was approximately $16.4 million based on the closing sale price of $9.00 per share of the Registrant’s Common Stock on March 25, 2008. For purposes of this calculation, it is assumed that the 1,857,761 shares held by directors and officers of the Registrant are shares held by affiliates.
Documents Incorporated by Reference: Parts II and III: Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting.

*	The issuer is required to file such reports.

[Intentionally blank]

CAUTION ABOUT FORWARD-LOOKING STATEMENTS
Cecil Bancorp, Inc. (“Cecil Bancorp” or the “Company”) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include:
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
The Bank conducts it business through its main office in Elkton, Maryland, and branches in Elkton, North East, Fair Hill, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.
The Bank’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans while increasing its construction, commercial real estate, other commercial, and consumer lending portfolios; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. The Bank offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC.
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
Bank Regulation. The Bank became a Maryland chartered bank on October 1, 2002. The Bank is a member of the Federal Reserve System and is subject to supervision by the Federal Reserve and the State of Maryland. Deposits of the Bank are insured by the FDIC to the legal maximum for each insured depositor. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.
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
The Bank pays deposit insurance premiums to the FDIC based on risk-based assessment rates. In 2006, the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. Effective January 1, 2007, the FDIC revised its risk based assessment system. Under the new system, an institution’s assessment rates are based primarily on financial ratios and component examination ratings established by the institution’s primary federal banking regulator. The FDIC has also finalized rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit was applied against the institution’s 2007 assessment, and if not depleted, for the three years thereafter the institution may apply the credit against up to 90 percent of its assessment. The new assessment system did not produce a significant increase in its 2007 operating expenses.
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
The regulations of the Federal Reserve in effect at December 31, 2007, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million. The Company is, therefore, not subject to the Federal Reserves capital ratio requirements. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2007, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.
In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2007, required member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities;

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
Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2007, and was not required to maintain such supplemental capital.
The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2007, the Bank was well capitalized as defined in the Federal Reserve’s regulations.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley’s implementing regulations have established membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional financial statement certification responsibilities for the Company’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, and require management to evaluate the Company’s disclosure controls and procedures and report material changes in the Company’s internal control over financial reporting. Under current regulations, effective December 31, 2007, Sarbanes-Oxley requires management to evaluate the Company’s internal control over financial reporting and as of December 31, 2009, Company’s auditors will be required to issue a report on the Company’s internal control over financial reporting.
Markets
The Company’s primary market area comprises Cecil and Harford Counties in northeastern Maryland.
The Bank’s executive office, two branches, and financial and loan centers are in Elkton, Maryland, and additional Cecil County branches are located in North East, Fair Hill, Rising Sun, Cecilton, and Conowingo, Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states — Maryland, Delaware, Pennsylvania, and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Key employers include a host of world-class companies such as Air Products, ATK, DuPont, General Electric, W.L. Gore & Associates, IKEA and Terumo Medical, as well as State, County and Local Governments.
The Bank also operates one branch in Aberdeen and two banking offices in Havre de Grace, Maryland, in Harford County. Harford County is twenty-three miles from Baltimore and twenty miles from Wilmington, Delaware. The county is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County’s major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private sector employers in the county include Battelle, CACI, Clorox Products Manufacturing, Custom Direct, Computer Sciences Corporation, Cytec Engineered Materials, EAI (a subsidiary of SAIC), EG&G/Lear Siegler, EPS, Frito-Lay, Independent Can, MITRE Corporation, Northrop Grumman, Nutramax Laboratories, Rite Aid, SafeNet, SAIC, Saks Fifth Avenue, Smiths Detection, SURVICE Engineering, and Upper Chesapeake Health. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.
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
During the year ended December 31, 2007, the Bank originated $86.1 million in adjustable-rate mortgage loans and $8.1 million in fixed-rate mortgage loans. The Bank also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. The Bank offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.
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
Loan Solicitation and Processing. The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2007, the Bank’s loans to one borrower cannot exceed $6,593,000.
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
Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and general supply of money in the economy. In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank also receives servicing fees on the loan amount of the loans that it services. At December 31, 2007, the Bank was servicing $23.5 million in loans for other financial institutions. For the years ended December 31, 2007 and 2006, the Bank recognized gross servicing income of $96,000 and $88,000, respectively, and total loan fee income of $439,000 and $367,000, respectively.
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
The Bank has historically invested in mortgage-backed securities as an alternative to supplement its lending efforts and maintain compliance with certain regulatory requirements. At December 31, 2007, the Bank had no mortgage derivative products that met the definition of high risk mortgage securities.
Deposits and Borrowings
Deposits. Deposits are attracted principally from the Bank’s market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Bank also offers individual retirement accounts (“IRAs”). The Bank’s policies are designed primarily to attract deposits from local residents. To supplement local market deposits, the Bank has access to the national CD market through the Certificate of Deposit Account Registry Service (CDARS) program managed by Promontory Interfinancial Network. The Bank may use this market to meet liquidity needs. Interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.
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
Employees
As of January 31, 2008, the Company and the Bank employed 92 persons. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.
ITEM 1A. RISK FACTORS. Not applicable.
ITEM 1B. UNRESOLVED STAFF COMMENTS. Not applicable.
ITEM 2. PROPERTIES
     Following are the locations of the Bank at December 31, 2007. The Company has no other locations.

Popular Name	Location

Main Office	127 North Street, Elkton, MD 21921
*Cecil Financial Center	135 North Street, Elkton, MD 21921
Loan Center	200 North Street, Elkton, MD 21921
Corporate Center	114 North Street, Elkton, MD 21921
*North East	108 North East Plaza, North East, MD 21901
Fair Hill	4434 Telegraph Road, Elkton, MD 21921
*Rising Sun	56 Rising Sun Towne Centre, Rising Sun, MD 21911
Turkey Point	1223 Turkey Point Road, North East, MD 21901
Cecilton	122 West Main Street, Cecilton, MD 21913
*Crossroads	114 E. Pulaski Hwy, Elkton, MD 21921
Aberdeen	3 W. Bel Air Avenue, Aberdeen, MD 21001
Conowingo	390 Conowingo Road, Conowingo, MD 21918

Popular Name	Location

Downtown Havre de Grace	303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace	1609 Pulaski Highway, Havre de Grace, MD 21078

*	Leased.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2007, through solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common shares of Cecil Bancorp are traded over the counter under the symbol CECB. Stockholders received quarterly cash dividends totaling $0.10 per share in both 2007 and 2006. The ratio of dividends per share to diluted net income per share was 10.9% in 2007, compared to 13.5% for 2006. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. There were no shares issued under the dividend reinvestment plan in 2007 and 2006. All EPS amounts have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007.
The number of common shareholders of record was approximately 630 as of March 25, 2008, excluding stockholders who hold in nominee or “street name.”
Quarterly Stock Information

	2007			2006
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend

1st	$8.75	$9.75	$.025	$7.68	$9.16	$.025
2nd	9.00	10.43	.025	7.88	8.38	.025
3rd	9.00	9.50	.025	7.92	9.16	.025
4th	8.65	9.60	.025	8.99	10.25	.025

Total			$0.10			$0.10

(1)	Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     The following table presents disclosure regarding equity compensation plans in existence at December 31, 2007, consisting only of the stock option plan (expired but having outstanding options that may still be exercised) which was approved by shareholders (described further under the caption “Stock Based Compensation Plan” in Note 14 to the consolidated financial statements).
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	excluding securities
	warrants and rights	rights	reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,032	$6.00	0
Equity compensation plans not approved by security holders	0	0	0
Total	16,032	$6.00	0
The above table does not include shares issued under the Management Recognition Plan, for which no additional shares are available for issuance, or shares acquired by the Employee Stock Ownership Plan.
401(k) Plan Purchases
Participants in the Company’s 401(k) plan became eligible to invest in the Company’s common stock through the plan in January 2006. At December 31, 2007, there were 36,622 shares of the Company’s common stock held in the plan, with a total market value of approximately $329,600. All of these shares were purchased by the plan from third parties or issued as a result of stock dividends, and no such shares were sold or issued directly by the Company to the plan. The purchases of these shares or related plan interests were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

RESULTS OF OPERATIONS:
Interest Income	$28,244	$21,646	$14,987	$10,427	$8,369
Interest Expense	14,346	10,167	5,679	3,116	2,649
Net Interest Income	13,898	11,479	9,308	7,311	5,720
Provision for Loan Losses	935	665	625	370	220
Net Interest Income after Provision for Loan Losses	12,963	10,814	8,683	6,941	5,500
Noninterest Income	1,500	1,261	1,115	1,005	805
Noninterest Expenses	9,004	7,847	6,543	5,466	4,321
Income before Income Taxes	5,459	4,228	3,255	2,480	1,984
Income Tax Expense	2,059	1,520	1,193	948	749
Net Income	3,400	2,708	2,062	1,532	1,235

PER SHARE DATA: (1)
Basic Net Income Per Share	$.92	$.74	$.60	$.46	$.39
Diluted Net Income Per Share	.92	.74	.60	.45	.39
Dividends Declared	.10	.10	.10	.10	.10
Book Value (at year end)	7.41	6.60	6.21	5.61	5.21
Tangible Book Value (at year end) (2)	6.75	5.95	5.55	4.90	4.49

FINANCIAL CONDITION (at year end):
Assets	$401,432	$347,451	$267,125	$200,380	$149,600
Loans, net	355,595	310,083	233,307	173,790	126,887
Investment Securities	5,219	6,271	5,922	5,674	5,770
Deposits	267,032	270,604	198,207	140,841	118,164
Stockholders’ Equity	27,242	24,273	21,942	18,316	16,714

PERFORMANCE RATIOS (for the year):
Return on Average Assets	.92%	.91%	.89%	.89%	.91%
Return on Average Equity	13.28	11.70	10.54	8.70	7.79
Net Interest Margin	4.05	4.18	4.36	4.61	4.51
Efficiency Ratio (3)	58.48	61.59	62.77	65.73	66.22
Dividends Declared Per Share to Diluted Net Income Per Share	10.87	13.51	16.67	22.22	25.64

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	6.92%	7.81%	8.45%	10.23%	11.72%
Allowance for Loan Losses to Loans	.87	.71	.74	.68	.61
Nonperforming Assets to Total Assets	1.42	.46	1.21	1.06	.84
Net Recoveries (Charge-offs) to Average Loans	(.01)	(.07)	(.04)	.02	(.04)

(1)	All per share amounts have been adjusted to give retroactive effect for the two-for-one stock split approved by the Board of Directors on February 24, 2004, the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006, and the two-for-one stock split approved by the Board of Directors in March 2007.

(2)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(3)	The Efficiency Ratio equals noninterest expenses as a percentage of net interest income plus noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Bank is a community-oriented financial institution which commenced operations in 1959 as a Federal mutual savings and loan association. The Bank conducts its business through its main office in Elkton, Maryland, and branches in Elkton, North East, Fair Hill, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank, acts as leasing agent for the leased branches. The Bank offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC. The Bank’s business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.
Consolidated Average Balances, Yields and Rates (1)
(Dollars in thousands)

		2007			2006			2005

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Loans	$331,021	$27,677	8.36%	$263,185	$21,174	8.05%	$202,318	$14,663	7.25%
Investment securities	5,674	284	5.01	5,914	276	4.67	5,768	187	3.25
Other earning assets	6,845	283	4.12	5,551	196	3.53	5,599	137	2.44

Total earning assets	343,540	28,244	8.22	274,650	21,646	7.88	213,682	14,987	7.01
Other assets	26,442			21,795			17,821

Total assets	$369,982			$296,445			$231,503

Liabilities and Stockholders’ Equity:
Deposits	280,899	11,213	3.99	224,156	7,546	3.37	169,801	4,132	2.43
FHLB advances	42,043	2,012	4.79	39,740	2,071	5.21	40,664	1,547	3.80
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	1,121	6.59	8,789	550	6.25	0	0	0

Total interest-bearing liabilities	339,942	14,346	4.22	272,685	10,167	3.73	210,465	5,679	2.70

Net interest income and spread		$13,898	4.00%		$11,479	4.15%		$9,308	4.31%

Noninterest-bearing liabilities	4,436			616			1,465

Total liabilities	344,378			273,301			211,930
Stockholders’ equity	25,604			23,144			19,573

Total liabilities and stockholders’ equity	$369,982			$296,445			$231,503

Net Interest Margin			4.05%			4.18%			4.36%
Average interest earning assets to
interest bearing liabilities			101.06			100.72			101.53

(1)	No tax equivalent adjustments were made.

(2)	Non-accrual loans are included in the average balances.

Comparison of Results of Operations
2007 versus 2006
Net income increased $692,000, or 25.6%, to $3.4 million for the year ended December 31, 2007, from $2.7 million for the same period in 2006. The increase in net income is primarily the result of a $2.4 million, or 21.1%, increase in net interest income and a $239,000, or 19.0%, increase in noninterest income, partially offset by a $270,000 (40.6%) increase in the provision for loan losses, a $1.2 million, or 14.7%, increase in noninterest expense, and a $539,000 (35.5%) increase in income tax expense. Basic and diluted earnings per share for 2007 were $0.92, up $0.18, or approximately 24.3%, over corresponding 2006 basic and diluted earnings per share amounts of $0.74. Earnings per share calculations have been adjusted to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the two-for-one stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.92% and 13.28%, respectively, for the year ended December 31, 2007. This compares to an annualized return on average assets and the annualized return on average equity of 0.91% and 11.70%, respectively, for the same period in 2006.
Net interest income, the Company’s primary source of income, increased $2.4 million, or 21.1%, to $13.9 million for the year ended December 31, 2007, from $11.5 million for the year ended December 31, 2006. The weighted average yield on interest-earning assets increased to 8.22% for the year ended December 31, 2007 from 7.88% for the year ended December 31, 2006. The weighted average rate paid on interest bearing liabilities increased to 4.22% for the year ended December 31, 2007 from 3.73% for the year ended December 31, 2006. As a result, the net interest spread decreased to 4.00% for 2007 from 4.15% for 2006 and the net interest margin decreased to 4.05% for 2007 from 4.18% for 2006.
Interest and fees on loans receivable increased by $6.5 million, or 30.7%, to $27.7 million for the year ended December 31, 2007 from $21.2 million for the year ended December 31, 2006. The increase is attributable to an increase in the average balance outstanding and the average yield earned. The average balance outstanding increased $67.8 million, or 25.8%, to $331.0 million for the year ended December 31, 2007 from $263.2 million for the year ended December 31, 2006. The weighted average yield increased to 8.36% for the year ended December 31, 2007 from 8.05% for the year ended December 31, 2006.
Other earning assets consist of Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest bearing deposits with banks. Dividends on Federal Home Loan and Federal Reserve Bank stock increased $26,000, or 17.7%, to $173,000 for the year ended December 31, 2007 from $147,000 for the year ended December 31, 2006 as a result of increases in the average balance outstanding and the weighted average yield. The average balance outstanding increased $343,000, or 13.5%, to $2.9 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006. The weighted average yield increased to 5.98% for the year ended December 31, 2007 from 5.77% for the year ended December 31, 2006. Interest on the interest bearing deposits with banks increased $61,000 to $110,000 for the year ended December 31, 2007 from $49,000 for the year ended December 31, 2006 as a result of increases in the weighted average yield and the average balance outstanding. The weighted average yield increased to 2.77% for the year ended December 31, 2007 from 1.63% for the year ended December 31, 2006. The average balance outstanding increased $951,000, or 31.6%, to $4.0 million for the year ended December 31, 2007 from $3.0 million for the year ended December 31, 2006.
Interest expense on deposits increased $3.7 million, or 48.6%, to $11.2 million for the year ended December 31, 2007 from $7.5 million for the year ended December 31, 2006. The increase was the result of increases in the average balance and the average cost of funds. The average balance outstanding increased $56.7 million, or 25.3%, to $280.9 million for the year ended December 31, 2007 from $224.2 million for the year ended December 31, 2006. The weighted average rate increased to 3.99% for the year ended December 31, 2007 from 3.37% for the year ended December 31, 2006. Interest expense on the guaranteed preferred beneficial interest in junior subordinated debentures increased $571,000 to $1.1 million for the year ended December 31, 2007 from $550,000 for the year ended December 31, 2006. The average balance outstanding increased $8.2 million, or 93.4%, to $17.0 million for the year ended December 31, 2007 from $8.8 million for the year ended December 31, 2006. The weighted average cost of funds was 6.59% for the year ended December 31, 2007 and 6.25% for the year ended December 31, 2006. Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $59,000, or 2.9%, to $2.0 million for the year ended December 31, 2007 from $2.1 million for the year ended December 31, 2006. The decrease was a result of a decrease in the average cost of funds, partially offset by an increase in the average balance outstanding. The weighted average rate decreased to 4.79% for the year ended December 31, 2007 from 5.21% for the year ended December 31, 2006. The average balance outstanding increased $2.3 million, or 5.8%, to $42.0 million for the year ended December 31, 2007 from $39.7 million for the year ended December 31, 2006.

Effect of Volume and Rate Changes on Net Interest Income

	2007 vs. 2006			2006 vs. 2005
	Increase	Due to Change		Increase	Due to Change
	Or	in Average:*		or	in Average:*
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans	$6,503	$5,644	$859	$6,511	$4,767	$1,744
Investment securities	8	(11)	19	89	5	84
Other interest-earning assets	87	50	37	59	(1)	60

Total Interest Income	6,598	5,629	969	6,659	4,645	2,014

Interest expense:
Interest-bearing deposits	3,667	2,115	1,552	3,414	1,553	1,861
FHLB advances	(59)	116	(175)	524	(36)	560
Guaranteed preferred beneficial interest in junior subordinated debentures	571	540	31	550	550	0

Total Interest Expense	4,179	2,723	1,456	4,488	1,959	2,529

Net Interest Income	$2,419	$2,906	$(487)	$2,171	$2,686	$(515)

*	Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.
The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $270,000, or 40.6%, to $935,000 for the year ended December 31, 2007 from $665,000 for the year ended December 31, 2006 as a result of this analysis. (See “Allowance for Loan Losses.”)
Noninterest income increased $239,000, or 19.0%, to $1.5 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. ATM fees increased $194,000 to $302,000 for the year ended December 31, 2007 from $108,000 for the year ended December 31, 2006. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Commission income decreased $45,000, or 60.0%, to $30,000 for the year ended December 31, 2007 from $75,000 for the year ended December 31, 2006. There were no gains or losses on the sale of real estate owned in 2007. Loss on the sale of real estate owned was $43,000 as a result of the sale of one property for the year ended December 31, 2006. Gain on the sale of loans of $114,000 for the year ended December 31, 2007 was consistent with the total of $101,000 for the year ended December 31, 2006. Income from bank owned life insurance increased by $84,000, or 35.9%, to $318,000 for the year ended December 31, 2007 from $234,000 for the year ended December 31, 2006 due to an increase in rates being paid by the insurance carriers, as well as the additional $1.3 million investment during the first quarter of 2007. Other income decreased $64,000, or 26.0%, to $182,000 for the year ended December 31, 2007 from $246,000 for the year ended December 31, 2006 primarily due to a decrease in income from the Company’s investment in Triangle Capital Partners, a specialty finance company organized to provide financing solutions to lower middle market companies primarily located in the southeastern United States, partially offset by increases in rental income and income from the Company’s investment in Maryland Title Center.
Noninterest expense increased $1.2 million, or 14.7%, to $9.0 million for the year ended December 31, 2007 from $7.8 million for the year ended December 31, 2006. The Company experienced an increase in salaries and employee benefits of $663,000, or 13.1%, to $5.7 million for the year ended December 31, 2007 from $5.1 million for the year ended December 31, 2006. This increase is attributable to annual merit increases and the increase in expense associated with the supplemental executive retirement plan. Occupancy expense increased $41,000, or 7.0%, to $630,000 for the year ended December 31, 2007 from $589,000 for the year ended December 31, 2006. This increase is due to an increase in utilities and depreciation expense. Equipment and data processing increased $335,000, or 37.4%, to $1.2 million for the year ended December 31, 2007 from $896,000 for the year ended December 31, 2006 primarily due to an increase in the fees charged by the Bank’s data service processor. Professional fees increased $67,000, or 33.2%, to $269,000 for the year ended December 31, 2007 from $202,000 for the year ended December 31, 2006 due to an increase in accounting and auditing fees, primarily relating to Sarbanes-Oxley Act compliance. Other expenses increased $120,000, or 13.8%, to $989,000 for the year ended December 31, 2007 from $869,000 for the year ended December 31, 2006, primarily due to increases in FDIC and State of Maryland regulatory fees, ATM expense, and foreclosed real estate expense associated with the write-down of a property to appraised value.

Income tax expense for the years ended December 31, 2007 and 2006 was $2.1 million and $1.5 million, respectively, which equates to effective rates of 37.7% and 36.0%, respectively.
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
Comparison of Financial Condition
2007 versus 2006
The Company’s assets increased by $54.0 million, or 15.5%, to $401.1 million at December 31, 2007 from $347.5 million at December 31, 2006. The loans receivable portfolio increased by $46.4 million, or 14.9%, to $358.7 million at December 31, 2007 from $312.3 million at December 31, 2006. The increase in loans is due to the Company’s growth strategy and the marketing efforts of the business development and loan departments. During the period, we realized a $5.4 million increase in construction loans, a $16.6 million (15.2%) increase in one-to-four family residential and home equity loans, and a $24.5 million (23.9%) increase in commercial real estate loans. The allowance for loan losses increased by $892,000, or 40.2%, to $3.1 million at December 31, 2007 from $2.2 million at December 31, 2006. The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. (See “Allowance for Loan Losses” below.) Cash and interest-bearing deposits with banks decreased $1.1 million, or 16.8%, to $5.5 million at December 31, 2007 from $6.6 million at December 31, 2006 primarily due to the $1.0 million decrease in the cash letter deposit received from customers at the end of December 2007 as compared to the end of December 2006.
Investment securities held-to-maturity decreased by $988,000, or 26.4%, to $2.7 million at December 31, 2007 from $3.7 million at December 31, 2006 due to a security that matured during the year that was not renewed. The proceeds from the maturity were instead used to pay down debt. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased by $2.4 million, or 99.4%, to $4.8 million at December 31, 2007 from $2.4 million at December 31, 2006 due to the increase in FHLB advances, which requires an increase in FHLB stock as mandated by the Federal Home Loan Bank of Atlanta. Other real estate owned increased 100% to $655,000 at December 31, 2007 due to the acquisition of two properties in satisfaction of loans receivable. Premises and equipment increased by $2.8 million, or 30.3%, to $12.0 million at December 31, 2007 from $9.2 million at December 31, 2006 due to the allocation of funds for future expansion. Accrued interest receivable increased by $427,000, or 25.2%, to $2.1 million at December 31, 2007 from $1.7 million at December 31, 2006 due to growth in the loan portfolio. Other intangible assets, consisting entirely of mortgage servicing rights, increased by $47,000, or 24.4%, to $240,000 at December 31, 2007 from $193,000 at December 31, 2006, primarily due to the continued sale of loans with servicing retained during 2007. Bank owned life insurance increased $1.6 million, or 27.4%, to $7.5 million at December 31, 2007 from $5.9 million at December 31, 2006 due to premium payments of $3.2 million and income of $318,000, partially offset by the surrender of policies totaling $1.9 million. Other assets increased $2.7 million, or 90.9%, to $5.6 million at December 31, 2007 from $2.9 million at December 31, 2006, primarily due to an increase of $977,000 in the Company’s deferred tax asset and a $1.7 million receivable at December 31, 2007 from Money Gram Payment Systems, the Company’s third party official check processing agent. The amount was received in January 2008.
The Company’s liabilities increased $51.0 million, or 15.8%, to $374.2 million at December 31, 2007 from $323.2 million at December 31, 2006. Deposits decreased $3.6 million, or 1.3%, to $267.0 million at December 31, 2007 from $270.6 million at December 31, 2006. This decrease is primarily due to a balance sheet restructuring out of the national certificate of deposit market and into lower cost advances from the Federal Home Loan Bank of Atlanta. NOW and money market accounts increased by $6.3 million (28.4%), savings accounts decreased by $647,000 (3.1%), national certificates of deposit decreased by $17.6 million (39.9%), and local certificates of deposit increased by $8.4 million (5.1%). Other liabilities increased $716,000, or 14.5%, to $5.7 million at December 31, 2007 from $4.9 million at December 31, 2006, primarily due to increases in the liability to fund the supplement executive retirement plan and accrued interest on FHLB advances, partially offset by decreases in the liability owed to MoneyGram Payment Systems to clear official checks written by the Bank and accrued interest on national certificates of deposit. Advances from the Federal Home Loan Bank of Atlanta increased $53.9 million to $84.5 million at December 31, 2007 from $30.6 million at December 31, 2006 primarily due to a balance sheet restructuring out of the national certificate of deposit market and into lower cost advances from the Federal Home Loan Bank of Atlanta, as well as to complement the increase in local deposits in funding asset growth.
The Company’s stockholders’ equity increased by $3.0 million, or 12.2%, to $27.2 million at December 31, 2007 from $24.3 million at December 31, 2006. This increase is primarily the result of net income of $3.4 million, net of cash dividends of $0.10 per share, or $368,000.
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
The Company’s stockholders’ equity increased by $2.3 million, or 10.6%, to $24.3 million at December 31, 2006 from $21.9 million at December 31, 2005. This increase is primarily the result of net income of $2.7 million, net of cash dividends of $0.10 per share, or $374,000.
Loans Receivable
The Bank’s total gross loans grew $46.4 million, or 14.9%, during 2007. During the period, we realized a $5.4 million increase in construction loans, a $16.6 million (15.2%) increase in one-to-four family residential and home equity loans, and a $24.5 million (23.9%) increase in commercial real estate loans. The following table shows the composition of the loan portfolio at December 31.

	2007		2006
		Percentage		Percentage
(Dollars in thousands)	Amount	of Total	Amount	of Total

Real estate loans:
Construction loans	$79,150	22.07%	$73,782	23.63%
One- to four-family residential and home equity	125,723	35.05	109,151	34.95
Multi-family residential	7,149	1.99	6,679	2.14
Land	3,262	0.91	2,805	0.90
Commercial	126,850	35.36	102,348	32.77

Total real estate loans	342,134	95.38	294,765	94.39

Commercial business loans	10,206	2.84	10,755	3.44

Consumer loans	6,364	1.78	6,780	2.17

Gross loans	358,704	100.00%	312,300	100.00%

Less: Allowance for Loan Losses	(3,109)		(2,217)

Net loans	$355,595		$310,083

The following table presents the composition of the loan and lease portfolio at December 31 for the past five years.

(In thousands)	2007	2006	2005	2004	2003

Real estate loans:
Construction	$79,150	$73,782	$16,414	$14,556	$10,177
1-4 family residential and home equity	125,723	109,151	86,334	69,012	59,272
Multi-family residential	7,149	6,679	4,523	4,422	1,481
Land	3,262	2,805	3,477	2,182	4,021
Commercial	126,850	102,348	45,338	26,174	21,760

Total real estate loans	342,134	294,765	156,086	116,346	96,711

Commercial business loans	10,206	10,755	67,277	49,474	23,858

Consumer loans	6,364	6,780	11,682	9,159	7,103

Gross loans	358,704	312,300	235,045	174,979	127,672
Less allowance for loan losses	(3,109)	(2,217)	(1,738)	(1,189)	(786)

Net loans	$355,595	$310,083	$233,307	$173,790	$126,886

Loan classifications as of December 31, 2007 and 2006 in the two preceding tables have been prepared using regulatory rules, which generally classify loans secured by real estate as real estate loans, regardless of the loans’ primary purpose. Categories for prior years have not been restated, and reflect classification of commercial purpose loans secured by real estate as commercial business loans.
The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2007. Balances are not reduced for loans in process or discounts.

	At December 31, 2007
	Remaining Maturities of Selected Credits in Years
(Dollars in thousands)	1 or Less	Over 1-5	Over 5	Total

Real estate:
Mortgage	$255,656	$52,654	$10,086	$318,396
Home equity and second mortgages	17,871	1,138	4,729	23,738
Commercial	7,571	2,256	379	10,206
Consumer	2,972	2,501	891	6,364

Total	$284,070	$58,549	$16,085	$358,704

Rate Terms:
Fixed	$3,796	$7,087	$16,085	$26,968
Variable or adjustable	280,274	51,462	0	331,736

Total	$284,070	$58,549	$16,085	$358,704

Allowance for Loan Losses
The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on a careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the year ended December 31, 2007, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.
Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance.
The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk rating, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allowances. These factors are set by management to reflect its assessment of the relative level of risk inherent in each category of loans, based primarily on the credit risk factors employed by bank examiners at their most recent periodic examination of the Bank. Bank regulatory examinations usually occur each year. In these examinations, the examiners review the credit portfolio, establish credit risk ratings for loans, identify charge offs, and perform their own calculation of the allowance for loan losses. Additionally, the Bank engages an independent third party to review a significant portion of our loan portfolio. The use of these credit risk factors based primarily upon periodic examinations is intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses.
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
Management determined that the appropriate allowance for loan losses at December 31, 2007 was $3.1 million, (0.87% of total loans), an increase of $892,000, or 40.2%, from the $2.2 million allowance (0.71% of total loans) at December 31, 2006. Annual net charge-offs were 0.01% of average loans in 2007, while net charge-offs were 0.07% of average loans in 2006. The provision for loan losses required for 2007 was $935,000, up $270,000 (40.6%), from $665,000 in 2006.
A summary of activity in the allowance is shown below.

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Balance of allowance, January 1	$2,217	$1,738	$1,189	$786	$613

Loan and lease charge-offs:
Residential real estate	0	(35)	(5)	0	0
Commercial loans	(30)	(121)	(29)	(9)	0
Consumer	(40)	(92)	(86)	(63)	(147)

Total charge-offs	(70)	(248)	(120)	(72)	(147)
Loan and lease recoveries:
Residential real estate	0	0	0	0	0
Commercial loans	0	14	0	0	0
Consumer	27	48	44	105	100

Total recoveries	27	62	44	105	100

Net (charge-offs) recoveries	(43)	(186)	(76)	33	(47)
Provision for loan losses	935	665	625	370	220

Balance of allowance, December 31	$3,109	$2,217	$1,738	$1,189	$786

Net (charge-offs) recoveries to average loans and leases	(0.01)%	(0.07)%	(0.04)%	0.02%	(0.04)%
Allowance to total loans and leases	0.87%	0.71%	0.74%	0.68%	0.61%
The following table presents a five year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage of total loans in each category. The increase in the allowance for 2007 was primarily the result of larger reserves for construction loans and commercial real estate loans, partially offset by a decrease in the reserve for commercial business loans.

	December 31,
	2007		2006		2005		2004		2003
		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix

Amount applicable to:
Real estate loans:
Construction	$1,744	22%	$661	9%	$469	7%	$216	8%	$0	8%
1-4 family residential and home equity	194	35	123	29	118	37	170	39	39	46
Multi-family residential	0	2	0	2	0	2	0	3	0	1
Land	52	1	33	1	98	1	78	1	0	3
Commercial	931	35	589	28	410	19	94	15	34	17

Total Real Estate Loans	2,921	95	1,406	69	1,095	66	558	66	73	75

Commercial business loans	64	3	659	26	446	29	424	28	162	19

Consumer Loans	124	2	152	5	197	5	207	6	551	6

Total allowance	$3,109	100%	$2,217	100%	$1,738	100%	$1,189	100%	$786	100%

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

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Non-accrual loans and leases (1)	$5,065	$1,382	$2,818	$2,092	$806
Loans and leases 90 days past due	0	211	18	28	446
Restructured loans and leases	0	0	0	0	0

Total non-performing loans and leases (2)	5,065	1,593	2,836	2,120	1,252
Other real estate owned, net	655	0	385	0	0

Total non-performing assets	$5,720	$1,593	$3,221	$2,120	$1,252

Non-performing loans and leases to total loans	1.41%	0.51%	1.21%	1.22%	0.99%
Non-performing assets to total assets	1.42%	0.46%	1.21%	1.06%	0.84%
Allowance for loan and lease losses to non-performing loans and leases	61.38%	139.17%	61.28%	56.08%	62.78%

(1)	Gross interest income that would have been recorded in 2007 if non-accrual loans and leases had been current and in accordance with their original terms was $580,000, while interest actually recorded on such loans was $200,000.

(2)	Performing loans considered potential problem loans, as defined and identified by management, amounted to $95,000 at December 31, 2007. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans consist only of “other loans especially mentioned” and do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.
Investment Securities
The composition of investment securities at December 31 is shown below.

(Dollars in thousands)	2007	2006	2005

Available-for-Sale:(1)
Mutual Funds-Mortgage Securities	$1,383	$1,375	$1,315
Mutual Funds-U.S. Government Securities	758	741	710
Equity Securities	213	277	74
Mortgage-backed Securities	116	141	162

Total	2,470	2,534	2,261

Held-to-Maturity:
U.S. Government and Agency (2)	2,749	3,737	3,735

Total Investment Securities (3)	$5,219	$6,271	$5,996

(1)	At estimated fair value.

(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3)	The outstanding balance of no single issuer, except for U.S. Government and U.S. Government Agency securities, exceeded ten percent of stockholders’ equity at December 31, 2007, 2006 or 2005.
Maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2007 are presented below. All U.S. Government and Agency securities, by contractual maturity, are due within one year. All mortgage backed securities, by contractual maturity, are due after ten years. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

		Weighted
		Average
(Dollars in thousands)	Amount	Yield

Available-for-Sale:
Mortgage Backed Securities	$116	5.33%
Held-to-Maturity:
U.S. Government and Agency	2,749	4.93%

Total Debt Securities	$2,865	4.95%

Deposits
The following table sets forth the dollar amount of deposits in the various types of accounts at December 31.

	2007			2006
		Weighted			Weighted
		Average	% of		Average	% of
(Dollars in thousands)	Balance	Rate	Total	Balance	Rate	Total

NOW and Money Market Accounts	$28,675	1.68%	10.74%	$22,331	1.77%	8.25%
Savings accounts	20,095	0.75	7.53	20,742	0.75	7.67
Term Certificates	200,498	4.95	75.08	209,716	4.65	77.50
Checking Accounts	17,764	0.00	6.65	17,815	0.00	6.58

Total Deposits	$267,032		100.00%	$270,604		100.00%

	2005
		Weighted
		Average	% of
(Dollars in thousands)	Balance	Rate	Total

NOW and Money Market Accounts	$27,065	0.89%	13.66%
Savings accounts	19,184	0.76	9.68
Term Certificates	134,825	4.04	68.02
Checking Accounts	17,133	0.00	8.64

Total Deposits	$198,207		100.00%

Borrowings
Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (in thousands):

2007				2006
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$20,570	Demand	Variable	Overnight	$6,060	Demand	Variable	Overnight
429	2010	3.930	Fixed	571	2010	3.93	Fixed

10,000	2012	5.060	Fixed	14,000	2007	5.32	30 Day
7,500	2017	3.776	Fixed	10,000	2007	5.36	30 Day
7,500	2017	3.690	Fixed	—	—	—	—
11,000	2017	3.588	Fixed	—	—	—	—
9,500	2017	3.875	Fixed	—	—	—	—
15,000	2017	3.448	Fixed	—	—	—	—
3,000	2017	2.955	Fixed	—	—	—	—

$84,499				$30,631

2005
	Maturity
Amount	Date	Rate	Type

$18,200	Demand	Variable	Overnight
20,000	2006	Variable	Adjustable
6,000	2006	4.97	Fixed
714	2010	3.93	Fixed

$44,914

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
The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2007, this analysis indicated that shock decreases of 100, 200 and 300 basis points would decrease the market value of portfolio equity by 2.62%, 4.51%, and 5.70%, respectively, while interest rate shock increases of 100, 200 and 300 basis points would increase the market value of portfolio equity by 1.95%, 3.88%, and 3.14%. These models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2007, this analysis indicated that shock decreases of 100, 200, and 300 basis points would increase net interest income by 1.96%, 1.12%, and 0.11%, respectively. Interest rate shock increases of 100, 200, and 300 basis points would increase net interest income by 1.80% and 2.05%, and 2.23%, respectively.
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
Cash and cash equivalents decreased $1.1 million during 2007. This decrease was the result of $52.9 million in cash used by investing activities, partially offset by $49.9 million in cash provided by financing activities and $1.9 million in cash provided by operating activities.
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
The Bank’s time deposits of $100,000 or more represented 21.58% of total deposits at December 31, 2007, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(Dollars in thousands)	less	to 6	to 12	12	TOTAL

Time deposits—$100 thousand or more	$14,612	$13,861	$23,100	$6,050	$57,623
Capital
Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s and the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. As of December 31, 2007, since the Company had total assets less than $500 million, the capital adequacy requirements do not apply on a consolidated basis. At December 31, 2007, the Bank exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 13.05%, a tier 1 risk-based capital ratio of 8.41%, and a tangible capital ratio of 7.34%. See Note 13 “Regulatory Matters” in the notes to the consolidated financial statements.
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
For additional information regarding off-balance sheet arrangements, please see Note 16 to the Consolidated Financial Statements.

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
Cecil Bancorp’s systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under “Allowance for Loan Losses” and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2007, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $255,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

[Intentionally blank]

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.
ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland
     We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Stegman & Company
Baltimore, Maryland
March 21, 2008

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(dollars in thousands)
ASSETS

	2007	2006

Cash and due from banks	$1,205	$1,316
Interest bearing deposits with banks	4,306	5,259

Investment securities:
Securities available-for-sale at fair value	2,470	2,534
Securities held-to-maturity (fair value of $2,753 in 2007 and $3,738 in 2006)	2,749	3,737

Restricted investment securities — at cost	4,750	2,382
Loans receivable	358,704	312,300
Less: Allowance for loan losses	(3,109)	(2,217)

Net loans receivable	355,595	310,083

Other real estate owned	655	—
Premises and equipment, net	11,997	9,208
Accrued interest receivable	2,122	1,695
Goodwill	2,182	2,182
Other intangible assets	240	193
Bank owned life insurance	7,532	5,914
Other assets	5,629	2,948

TOTAL ASSETS	$401,432	$347,451

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006

LIABILITIES:
Deposits	$267,032	$270,604
Other liabilities	5,659	4,943
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	84,499	30,631

Total liabilities	374,190	323,178

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 10,000,000 shares in 2007 and 4,000,000 shares in 2006, issued and outstanding 3,678,286 shares in 2007 and 1,839,143 shares in 2006	37	18
Additional paid in capital	11,441	11,460
Retained earnings	15,856	12,824
Accumulated other comprehensive loss	(92)	(29)

Total stockholders’ equity	27,242	24,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,432	$347,451

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(dollars in thousands, except per share data)

	2007	2006
INTEREST INCOME:
Interest and fees on loans	$27,677	$21,174
Interest on investment securities	284	276
Dividends on FHLB and FRB stock	173	147
Other interest-earning assets	110	49

Total interest income	28,244	21,646

INTEREST EXPENSE:
Interest expense on deposits	11,213	7,546
Guaranteed preferred beneficial interest in junior subordinated debentures	1,121	550
Interest expense on advances from FHLB	2,012	2,071

Total interest expense	14,346	10,167

NET INTEREST INCOME	13,898	11,479

PROVISION FOR LOAN LOSSES	935	665

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,963	10,814

NONINTEREST INCOME:
Checking account fees	554	540
ATM fees	302	108
Commission income	30	75
Loss on sale of other real estate owned	—	(43)
Gain on sale of loans	114	101
Income from bank owned life insurance	318	234
Other	182	246

Total noninterest income	1,500	1,261

NONINTEREST EXPENSE:
Salaries and employee benefits	5,714	5,051
Occupancy expense	630	589
Equipment and data processing expense	1,231	896
Checking account expense	10	92
Professional fees	269	202
Stationery, printing and supplies	65	51
Advertising	96	97
Other	989	869

Total noninterest expense	9,004	7,847

INCOME BEFORE INCOME TAXES	5,459	4,228

INCOME TAX EXPENSE	2,059	1,520

NET INCOME	$3,400	$2,708

Earnings per common share — basic	$0.92	$0.74

Earnings per common share — diluted	$0.92	$0.74

Dividends declared per common share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCES AT JANUARY 1, 2006	$18	$10,578	$11,372	$(26)	$21,942

Comprehensive income:
Net income	—	—	2,708	—	2,708
Other comprehensive loss, net of related income tax effect	—	—	—	(3)	(3)

Total comprehensive income	—	—	—	—	2,705
Cash dividends declared	—	—	(374)	—	(374)
Stock dividends	—	882	(882)	—	—

BALANCES AT DECEMBER 31, 2006	18	11,460	12,824	(29)	24,273

Comprehensive income:
Net income	—	—	3,400	—	3,400
Other comprehensive loss, net of related income tax effect	—	—	—	(63)	(63)

Total comprehensive income	—	—	—	—	3,337
Cash dividends declared	—	—	(368)	—	(368)
2-for-1 stock split	19	(19)	—	—	—

BALANCES AT DECEMBER 31, 2007	$37	$11,441	$15,856	$(92)	$27,242

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,400	$2,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490	333
Provision for loan losses	935	665
Gain on sale of loans	(114)	(101)
Loss on sale of real estate owned	—	43
Loss on disposal of premises and equipment	—	1
Increase in cash surrender value of bank owned life insurance	(318)	(234)
Deferred income taxes	(977)	(507)
Excess servicing rights	(87)	(73)
Reinvested dividends on investments	(65)	(96)
Originations of loans held for sale	(6,337)	(5,441)
Proceeds from sales of loans held for sale	6,376	5,485
Net change in:
Accrued interest receivable and other assets	(2,091)	(1,820)
Other liabilities	716	2,881

Net cash provided by operating activities	1,928	3,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities held-to-maturity	(3,719)	(7,328)
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	26	21
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	4,750	7,500
Net (purchase) redemption of stock in Federal Home Loan Bank	(2,368)	224
Net increase in loans	(47,026)	(77,384)
Proceeds from sale of real estate owned	—	342
Purchase of bank owned life insurance	(3,163)	(650)
Surrender of bank owned life insurance	1,863	—
Purchases of premises and equipment — net	(3,283)	(428)

Net cash used by investing activities	(52,920)	(77,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,572)	72,397
Net increase (decrease) in advances from Federal Home Loan Bank:
Short-term	14,510	(8,140)
Long-term	39,358	(6,144)
Net increase in guaranteed preferred beneficial interest in junior subordinated debentures	—	17,000
Payments of cash dividends	(368)	(374)

Net cash provided by financing activities	49,928	74,739

Cecil Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2007 and 2006
(dollars in thousands)

	2007	2006

(Decrease) increase in cash and cash equivalents	$(1,064)	$880

Cash and cash equivalents at beginning of year	6,575	5,695

Cash and cash equivalents at end of year	$5,511	$6,575

Supplemental disclosure of cash flows information:

Cash paid for income taxes	$3,208	$2,120

Cash paid for interest	$14,117	$10,081

Supplemental disclosure of noncash investing and financing activities:
Transfer of loans receivable to real estate owned	$655	$—

Sale of real estate owned:
Carrying value	$—	$385
Loss on sale	—	(43)

Cash received from sale	$—	$342

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
1. SIGNIFICANT ACCOUNTING POLICIES
     The accounting and reporting policies of Cecil Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Cecil Properties, Inc., 3106 Emmorton Road, LLC, 1223 Turkey Point Road, LLC, and Cecil Bank (the “Bank”), together with its subsidiaries, Cecil Service Corporation and Cecil Financial Services Corporation, conform to accounting principles generally accepted in the United States of America.
     Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007. The following is a summary of the more significant accounting policies:
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
     Policy for Consolidation
          The consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidation has resulted in the elimination of all significant intercompany balances and transactions. The financial statements of the Company (parent only) include its investment in its subsidiaries under the equity method of accounting.
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
     Cash and Cash Equivalents
          For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Assets categorized in the balance sheet as cash and due from banks and interest bearing deposits with banks are considered cash and cash equivalents. Interest bearing deposits with banks generally exceed balances that are recoverable under FDIC insurance.
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
     Restricted Investment Securities
          Restricted investment securities consist of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company’s stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank’s common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2007 and 2006, the Company met all requirements set forth by the FRB and FHLB.
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
     Loans Held for Sale
          Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2007 and 2006.
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
     Advertising
          Advertising costs are expensed as incurred. Advertising expense was $96,000 and $97,000 for the years ended December 31, 2007 and 2006, respectively.
     Earnings Per Share
          Basic earnings per share (EPS) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. Earnings per share have been calculated to give retroactive effect to the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006 and the 2-for-1 stock split approved by the Board of Directors in March 2007. As of December 31, 2007 and 2006, there were no anti-dilutive options excluded from the earnings per share calculation.
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
          There were no options granted or vested during the two years ended December 31, 2007.
     Comprehensive Income
          The Company reports comprehensive income which includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133 and SFAS 140. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. On January 1, 2007, the Company adopted SFAS 155. The Company has determined that adoption of SFAS 155 did not have any impact on its financial condition or results of operations.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. The Company adopted SFAS 156 on January 1, 2007. The Company has determined that adoption of SFAS 156 did not have any impact on its financial condition or results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, the Company adopted FIN 48. The Company has determined that adoption of FIN 48 did not have any impact on its financial condition or results of operations. It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of income.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities”. This Statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect the implementation of SFAS 159 to have a material impact on its financial position or results of operations.
     In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), “Business Combinations”. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
3. INVESTMENT SECURITIES
     Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.
     Investment securities at December 31, 2007 and 2006 are summarized in the following table (in thousands).

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds — mortgage securities	$1,435	$—	$52	$1,383
Mutual funds — U.S. Government securities	760	—	2	758
Equity securities	306	—	93	213
Mortgage-backed securities	120	—	4	116

	$2,621	$—	$151	$2,470

Held-to-Maturity:
U. S. Treasury securities and obligations of U. S. Government and Federal agencies	$2,749	$4	$—	$2,753

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds — mortgage securities	$1,411	$—	$36	$1,375
Mutual funds — U.S. Government securities	747	—	6	741
Equity securities	277	—	—	277
Mortgage-backed securities	146	—	5	141

	$2,581	$—	$47	$2,534

Held-to-Maturity:
U. S. Treasury securities and obligations of U. S. Government and Federal agencies	$3,737	$1	$—	$3,738

     At December 31, 2007 and 2006, investment securities with a carrying value of $2.8 million and $3.8 million, respectively, were pledged to secure deposits of municipalities.

     The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income. At December 31, 2007, a deferred tax asset of $58,000 and accumulated other comprehensive loss of $92,000 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2006, a deferred tax asset of $18,000 and accumulated other comprehensive loss of $29,000 relate to the unrealized holding loss on available-for-sale securities.
     The U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2007, by contractual maturities, are due within one year. All mortgage-backed securities at December 31, 2007, by contractual maturities, are due after ten years. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
     As of December 31, 2007, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than		More than
	12 months		12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:

Mutual funds — mortgage securities	$—	$—	$1,383	$52	$1,383	$52
Mutual funds — US Government securities	—	—	758	2	758	2
Equity securities	213	93	—	—	213	93
Mortgage-backed securities	—	—	116	4	116	4

	$213	$93	$2,257	$58	$2,470	$151

     The securities with unrealized holding losses are impaired due to declines in fair value resulting from changes in interest rates. None of these securities have exhibited a decline in value due to changes in credit risk. Additionally, the Company has the intent and ability to hold the mortgage-backed securities until they mature, and the mutual funds and equity securities until the foreseeable future, and does not expect to realize losses on any of the investments. Therefore, management does not consider the declines in fair value to be other than temporary.
     There were no sales of investment securities during the years ended December 31, 2007 and 2006.
4. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. A summary of loans (in thousands) follows:

	2007	2006
Real estate loans:
1 — 4 dwelling units and home equity	$126,725	$110,086
5 or more	7,149	6,679
Nonresidential	126,850	102,348
Land	3,262	2,805
Construction	95,954	101,465

	359,940	323,383

Commercial loans	10,206	10,755

Consumer loans	6,364	6,780

Gross loans	376,510	340,918
Less:
Undisbursed proceeds on loans in process	(16,804)	(27,683)
Deferred loan fees and costs	(1,002)	(935)

Loans receivable	$358,704	$312,300

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

	2007	2006

Balance at beginning of year	$10,687	$3,637
Change in related party classification	—	4,148
New loans and additional borrowings	5,450	5,217
Participations purchased	—	1,035
Participations sold	—	(575)
Repayments	(706)	(2,775)

Balance at end of year	$15,431	$10,687

     An analysis of the allowance for loan losses for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$2,217	$1,738
Provision charged to operations	935	665
Charge-offs	(70)	(248)
Recoveries	27	62

Balance at end of period	$3,109	$2,217

     Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned.

Information (in thousands) with respect to nonperforming assets at December 31, 2007 and 2006 is as follows:

	2007	2006

Non-accrual loans	$5,065	$1,382
Loans 90 days or more past due and still accruing	—	211

Total nonperforming loans	5,065	1,593
Other real estate owned, net	655	—

Total nonperforming assets	$5,720	$1,593

     Impaired loans include nonperforming loans and other loans that management has identified where it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired.
     Information with respect to impaired loans at December 31, 2007 and 2006 and for the years then ended is as follows (in thousands):

	2007	2006

Impaired loans with a valuation allowance	$956	$237
Impaired loans without a valuation allowance	4,109	1,356

Total impaired loans	$5,065	$1,593

Allowance for loan losses related to impaired loans	$145	$236
Allowance for loan losses related to other than impaired loans	2,964	1,981

Total allowance for loan losses	$3,109	$2,217

Average impaired loans for the year	$3,882	$2,044

Interest income on impaired loans recognized on the cash basis	$200	$53

5. SERVICING
     At December 31, 2007 and 2006, the Bank was servicing loans for others amounting to approximately $23.5 million and $20.0 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $240,000 and $193,000 as of December 31, 2007 and 2006, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $40,000 and $34,000 for the years ended December 31, 2007 and 2006, respectively.

     The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

	2007	2006
Balance at beginning of period	$193	$154
Mortgage servicing rights capitalized	87	73
Mortgage servicing rights amortized	(40)	(34)

Balance at end of period	$240	$193

6.	PREMISES AND EQUIPMENT
     Premises and equipment are summarized by major classifications as follows (in thousands):

	2007	2006
Land	$3,036	$1,728
Buildings and improvements	8,967	7,155
Furniture, fixtures and equipment	2,218	2,067
Leasehold improvements	452	440

	14,673	11,390
Less: accumulated depreciation	2,676	2,182

	$11,997	$9,208

     Depreciation expense for the years ended December 31, 2007 and 2006 was $494,000 and $472,000, respectively.
     The Bank leases three of its branch facilities, two automated teller machine facilities, and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2007:

Year ending December 31:
2008	$130
2009	134
2010	106
2011	93
2012	95
Thereafter	94
     Rent expense was $136,000 and $137,000 for the years ended December 31, 2007 and 2006, respectively.
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

2007 and 2006
Gross		Net
Carrying	Accumulated	Carrying
Amount	Amortization	Amount
$2,816	$634	$2,182

8. DEPOSITS
     The following is a summary of deposits (in thousands) as of December 31:

	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

NOW and Money Market accounts	$28,675	1.68%	$22,331	1.77%
Savings accounts	20,095	0.75	20,742	0.75
Term certificates	200,498	4.95	209,716	4.65
Checking accounts	17,764	0.00	17,815	0.00

	$267,032		$270,604

     A summary of certificate accounts (in thousands) by maturity as of December 31, 2007 follows:

Three months or less	$73,429
Three months to twelve months	104,716
Twelve months to twenty-four months	16,477
Twenty-four months to thirty-six months	4,323
Thirty-six months to forty-eight months	501
Forty-eight months to sixty months	1,052

$200,498

     Eligible deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation.
     Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $57,623,000 and $54,854,000 as of December 31, 2007 and 2006, respectively.
     Officers’ and directors’ deposit accounts amounted to approximately $2,143,000 and $1,637,000 at December 31, 2007 and 2006, respectively.
     As of December 31, 2007 and 2006, $74,000 and $63,000, respectively, in overdrawn demand deposit accounts was reclassified as loans receivable on the consolidated balance sheet.
9. ADVANCES FROM FHLB
     At December 31, advances from the FHLB consisted of the following (in thousands):

2007				2006
	Maturity	Interest			Maturity	Interest
Amount	Date	Rate	Type	Amount	Date	Rate	Type
$20,570	On Demand	Variable	Overnight	$6,060	On Demand	Variable	Overnight
429	2010	3.930%	Fixed	571	2010	3.930%	Fixed
10,000	2012	5.060%	Fixed	14,000	2007	5.320%	30 Day
7,500	2017	3.776%	Fixed	10,000	2007	5.360%	30 Day
7,500	2017	3.690%	Fixed	—	—	—	—
11,000	2017	3.588%	Fixed	—	—	—	—
9,500	2017	3.875%	Fixed	—	—	—	—
15,000	2017	3.448%	Fixed	—	—	—	—
3,000	2017	2.955%	Fixed	—	—	—	—

$84,499				$30,631

     The Bank has lines of credit with the FHLB with a total maximum available balance of $100,114,000. As of December 31, 2007, $15,615,000 was available to be drawn against the lines of credit.
     Wholly owned first mortgage loans on 1 — 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $243,731,000 were pledged to the FHLB as collateral on advances as of December 31, 2007.
     The Bank has unsecured lines of credit with the Community Bankers Bank and Silverton Bank with total maximum available balances of $5,000,000 and $5,900,000, respectively. As of December 31, 2007 the maximum balances were available to be drawn against the lines of credit.
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

11. INCOME TAXES
     Income tax expense (in thousands) for the years ended December 31 consists of:

	2007	2006

Current income taxes:
Federal	$2,486	$1,660
State	550	367

	3,036	2,027

Deferred income taxes:
Federal	(731)	(420)
State	(246)	(87)

	(977)	(507)

Total income tax expense	$2,059	$1,520

     The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2007	2006
Deferred tax assets:
Deferred loan origination fees	$395	$361
Loan loss allowance	1,227	856
Deferred compensation	1,398	879
Net unrealized loss on available-for-sale securities	58	18
State net operating loss carry-forwards	89	61
Other	170	34

Total gross deferred tax assets	3,337	2,209

Deferred tax liabilities:
FHLB stock dividends	28	28
Mortgage servicing rights	95	74
Carrying value in excess of tax basis of goodwill	373	291
Tax accumulated depreciation in excess of book	186	206

Total gross deferred tax liabilities	682	599

Net deferred tax assets before valuation allowance	2,655	1,610
Valuation allowance	(89)	(61)

Net deferred tax assets	$2,566	$1,549

     At December 31, 2007 and 2006, the Company had state net operating loss carry-forwards of approximately $1,074,000 and $865,000, respectively, which, due to the uncertainty of realization, have a full valuation allowance established. The loss carry-forwards begin to expire in 2010 through 2027.
     A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2007	2006
Federal income tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	4.5	4.5
Other	(0.8)	(2.5)

Effective tax rate	37.7%	36.0%

12. STOCKHOLDERS’ EQUITY
     The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan. During the year ended December 31, 2007, there were no shares issued under the plan.
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
     The regulations of the Federal Reserve in effect at December 31, 2007, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million. The Company is, therefore, not subject to the Federal Reserves capital ratio requirements. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2007, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.
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
     The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2007, the Bank was well capitalized as defined in the Federal Reserve’s regulations. There are no subsequent conditions or events that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

			To Be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)		(in thousands)
As of December 31, 2007:

Total risk-based capital (to risk-weighted assets)
The Bank	$44,190	13.05%	$33,860	10.00%	$27,088	8.00%
Tier I capital (to risk-weighted assets)
The Bank	28,481	8.41	20,316	6.00	13,554	4.00
Tier I capital (to adjusted total assets)
The Bank	28,481	7.34	19,406	5.00	15,525	4.00

As of December 31, 2006:

Total risk-based capital (to risk-weighted assets)
The Bank	$39,867	13.80%	$28,893	10.00%	$23,114	8.00%
Tier I capital (to risk-weighted assets)
The Bank	25,050	8.67	17,336	6.00	11,557	4.00
Tier I capital (to adjusted total assets)
The Bank	25,050	7.72	16,214	5.00	12,971	4.00
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
          The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP was recorded as debt and shares pledged as collateral were reported as unearned ESOP shares, a reduction of stockholders’ equity. As shares were released from collateral, the Bank recorded compensation expense in an amount equal to the fair value of the shares, and the shares became outstanding for earnings per share computations. All shares were released from collateral as of December 31, 2004, as the loan balance has been paid in full. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. There was no ESOP compensation expense recorded in 2007 or 2006.
     Stock-Based Compensation Plans
          In 1995, the Company formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Compensation expense in connection with the MRP was zero for the years ended December 31, 2007 and 2006, respectively.
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
          A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	16,032	$6.00	20,426	$5.33
Forfeited	—	—	(4,394)	2.81
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at end of year	16,032	$6.00	16,032	$6.00

Options exercisable at year end	16,032	$6.00	16,032	$6.00

          The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding and Exercisable
		Remaining
Exercise	Number	Life
Price	Outstanding	(Years)	Intrinsic Value

$6.00	16,032	1.3	$48,096
          As of December 31, 2007, all of the Company’s outstanding stock options were considered to be in the money.
          The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2007 and 2006.
     Deferred Compensation
          The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2007 and 2006 was $1,251,000 and $1,019,000, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $7,532,000 and $5,914,000 at December 31, 2007 and 2006, respectively, which were purchased as a method of partially financing the benefits under this plan.
15. PROFIT SHARING PLAN
     The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees’ contribution. In applying the matching contribution, only employee salary reductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2007 and 2006, the Bank’s expense related to the Plan was $200,000 and $151,000, respectively.
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
     Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $46,082,000 at December 31, 2007, and $50,248,000 at December 31, 2006. These commitments are contingent upon continuing customer compliance with the terms of the agreement.
     Unused portions of home equity lines at year-end amounted to approximately $1,848,000 in 2007 and $2,038,000 in 2006. The Bank’s home equity line accounts are secured by the borrower’s residence.
     Irrevocable letters of credit, totaling $14,897,000 at December 31, 2007 and $11,891,000 at December 31, 2006, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance and are seldom exercised.
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
     The calculation of net income per common share for the years ended December 31 is as follows:

	2007	2006
BASIC:
Net income available to common stockholders	$3,400,000	$2,708,000

Average common shares outstanding	3,678,286	3,678,286

Basic net income per share	$0.92	$0.74

DILUTED:
Net income available to common stockholders	$3,400,000	$2,708,000

Average common shares outstanding	3,678,286	3,678,286
Stock option adjustment	5,828	4,806

Average common shares outstanding — diluted	3,684,114	3,683,092

Diluted net income per share	$0.92	$0.74

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

     The estimated fair values of financial instruments (in thousands) at December 31, 2007 are as follows:

		Estimated
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$5,511	$5,511
Investment securities:
Available-for-sale	2,470	2,470
Held-to-maturity	2,749	2,753
Loans receivable	358,704	376,632
Restricted investment securities	4,750	4,750
Accrued interest receivable	2,122	2,122
Financial liabilities:
Deposits	267,032	263,836
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,301
Advances from FHLB	84,499	84,446
     The estimated fair values of financial instruments (in thousands) at December 31, 2006 are as follows:

		Estimated
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$6,575	$6,575
Investment securities:
Available-for-sale	2,534	2,534
Held-to-maturity	3,737	3,738
Loans receivable	312,300	322,557
Restricted investment securities	2,382	2,382
Accrued interest receivable	1,695	1,695
Financial liabilities:
Deposits	270,604	266,635
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	16,835
Advances from FHLB	30,631	30,619

19. CECIL BANCORP, INC. — HOLDING COMPANY ONLY FINANCIAL INFORMATION
     The following condensed balance sheets (in thousands) as of December 31, 2007 and 2006 and condensed statements of income and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.
BALANCE SHEETS

	2007	2006
ASSETS
Cash	$220	$1,321
Investment in subsidiaries	31,452	27,949
Notes receivable from subsidiaries	12,923	12,600
Premises and equipment	398	—
Accrued interest receivable from subsidiaries	25	24
Other assets	100	—

Total assets	$45,118	$41,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$17,000	$17,000
Loans payable to subsidiaries	200	—
Other liabilities	676	621

Total liabilities	17,876	17,621

Stockholders’ equity:
Common stock, $.01 par value, authorized 10,000,000 shares in 2007 and 4,000,000 shares in 2006, issued and outstanding 3,678,286 shares in 2007 and 1,839,143 shares in 2006	37	18
Additional paid-in capital	11,441	11,460
Retained earnings	15,856	12,824
Accumulated other comprehensive loss	(92)	(29)

Total stockholders’ equity	27,242	24,273

Total liabilities and stockholders’ equity	$45,118	$41,894

STATEMENTS OF INCOME

	Years Ended December 31
	2007	2006
Income:
Interest income on notes receivable from subsidiaries	$880	$460
Equity in undistributed earnings of subsidiaries	3,536	2,783
Other income	56	—

Total income	4,472	3,243

Operating expenses:
Compensation and benefits	11	11
Interest expense on junior subordinated debentures	1,121	550
Interest expense on loans payable to subsidiaries	4	—
Other	9	12

Total operating expenses	1,145	573

Net income before income taxes	3,327	2,670

Income tax benefit	73	38

Net income	$3,400	$2,708

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,400	$2,708
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,536)	(2,783)
Net change in other assets and other liabilities	(46)	593

Net cash flows (used) provided by operating activities	(182)	518

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of premises and equipment	(398)	—
Notes receivable from subsidiaries	(323)	(12,600)

Net cash used in investing activities	(721)	(12,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(368)	(374)
Loans payable to subsidiaries	200	—
Proceeds from sale of junior subordinated debentures	—	17,000
Investment in subsidiaries	(30)	(3,527)

Net cash (used) provided by financing activities	(198)	13,099

NET (DECREASE) INCREASE IN CASH	(1,101)	1,017
CASH AT BEGINNING OF PERIOD	1,321	304

CASH AT END OF PERIOD	$220	$1,321

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES.
As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Fourth Quarter 2007 Changes in Internal Control over Financial Reporting
No change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Other Executive Officers
Following are the name, age (as of December 31, 2007), and principal position of executive officers of the Company and The Bank who are not directors.

Name	Age	Title
Brian J. Hale	48	Executive Vice President/Chief Operating Officer
Sandra D. Feltman	58	Sr. Vice President/Director of Lending
R. Lee Whitehead	30	Vice President/Chief Financial Officer

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
Other information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction G to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction G to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction G to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction G to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction G to Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents Filed as Part of this Report
     (1) Financial Statements.
     The following financial statements are filed in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements.
     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:

3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-81374)

3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Form 10-KSB for the year ended December 31, 2003, SEC File No. 0-24926.

3.3	Articles of Incorporation of Cecil Federal Bank	Exhibit 3.3 to Form 10-KSB for the year ended December 31, 2004, SEC File No. 0-24926.

3.4	Bylaws of Cecil Federal Bank	Exhibit 3.4 to Form 10-KSB for the year ended December 31, 2004, SEC File No. 0-24926.

4	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)

10.1*	Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey	Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-81374)

10.2*	Cecil Bancorp, Inc. Stock Option and Incentive Plan	Exhibit to Company’s Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).

10.3*	Cecil Bancorp, Inc. Management Recognition Plan	Exhibit to Company’s Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).

10.4*	Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors	Exhibit 10.4 to Form 10-KSB for the year ended December 31, 1994, SEC File No. 0-24926.

10.5*	Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan	Columbian Bank, a Federal Savings Bank, Registration Statement on Form S-B.

10.6*	Cecil Federal Bank Supplemental Executive Retirement Plan covering Charles F. Sposato, Chairman; Mary B. Halsey, President and Chief Executive Officer; and Brian J. Hale, Executive Vice President and Chief Operating Officer and related agreements with such officers	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004

21	Subsidiaries

Exhibit No.	Description	Incorporated by Reference to:

23	Consent of Stegman & Company

31	Rule 13a-14(a)/15d-14(a) Certification

32	18 U.S.C. Section 1350 Certification

*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECIL BANCORP, INC.
March 27, 2008	By:	/s/ Mary B. Halsey
Mary B. Halsey
President and Chief Executive Officer

March 27, 2008	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Vice President and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary B. Halsey	Date: March 27, 2008
Mary B. Halsey
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Lee Whitehead	Date: March 27, 2008
Robert Lee Whitehead
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Charles F. Sposato	Date: March 27, 2008
Charles F. Sposato
Chairman of the Board

By:	/s/ Donald F. Angert	Date: March 27, 2008
Donald F. Angert
Director

By:	/s/ Matthew G. Bathon	Date: March 27, 2008
Matthew G. Bathon
Director

By:	/s/ Brian L. Lockhart	Date: March 27, 2008
Brian L. Lockhart
Director

By:	/s/ Mark W. Saunders	Date: March 27, 2008
Mark W. Saunders
Director

By:	/s/ Thomas L. Vaughan, Sr.	Date: March 27, 2008
Thomas L. Vaughan, Sr.
Director