Form 10-Q
period 2008-03-31
CECIL BANCORP INC
filed 2008-05-12
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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
3,678,286

CECIL BANCORP, INC. AND SUBSIDIARIES
CONTENTS

			PAGE
PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements (unaudited)

		Consolidated Balance Sheets — March 31, 2008 and December 31, 2007	3-4

		Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2008 and 2007	5-6

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	7

		Notes to Consolidated Financial Statements	8-10

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	ITEM 4.	Controls and Procedures	17

	ITEM 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION		18

SIGNATURES			19

CERTIFICATIONS			20-23

PART I. Financial Information
CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)

Cash and due from banks	$12,171	$1,205

Interest bearing deposits with banks	226	4,306

Investment securities:
Securities available-for-sale at fair value	4,578	2,470

Securities held-to-maturity (fair value of $249 in 2008 and $2,753 in 2007)	248	2,749

Restricted investment securities — at cost	4,866	4,750

Loans receivable	371,759	358,704

Less: Allowance for loan losses	(3,397)	(3,109)

Net loans receivable	368,362	355,595

Other real estate owned	655	655

Premises and equipment, net	12,178	11,997

Accrued interest receivable	2,034	2,122

Goodwill	2,182	2,182

Other intangible assets	263	240

Bank owned life insurance	7,577	7,532

Other assets	3,927	5,629

TOTAL ASSETS	$419,267	$401,432

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007
	(unaudited)
LIABILITIES:
Deposits	$278,808	$267,032
Other liabilities	10,649	5,659
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	84,929	84,499

Total liabilities	391,386	374,190

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding 3,678,286 shares in 2008 and 2007	37	37
Additional paid in capital	11,441	11,441
Retained earnings	16,528	15,856
Accumulated other comprehensive loss	(125)	(92)

Total stockholders’ equity	27,881	27,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,267	$401,432

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,011	$6,564
Interest on investment securities	71	74
Dividends on FHLB and FRB stock	68	35
Other interest-earning assets	15	24

Total interest income	7,165	6,697

INTEREST EXPENSE:
Interest expense on deposits	2,588	2,664
Guaranteed preferred beneficial interest in junior subordinated debentures	280	278
Interest expense on advances from FHLB	696	421

Total interest expense	3,564	3,363

NET INTEREST INCOME	3,601	3,334

PROVISION FOR LOAN LOSSES	325	195

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,276	3,139

NONINTEREST INCOME:
Checking account fees	152	138
ATM fees	83	50
Commission income	3	5
Gain on sale of loans	44	8
Income from bank owned life insurance	45	52
Other	55	41

Total noninterest income	382	294

NONINTEREST EXPENSE:
Salaries and employee benefits	1,520	1,290
Occupancy expense	188	161
Equipment and data processing expense	318	249
Other	382	310

Total noninterest expense	2,408	2,010

INCOME BEFORE INCOME TAXES	1,250	1,423

INCOME TAX EXPENSE	486	668

NET INCOME	$764	$755

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)
(Continued)

	For the Three Months Ended March 31,
	2008	2007

NET INCOME	$764	$755

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on investment securities, net of deferred taxes	(33)	2

TOTAL COMPREHENSIVE INCOME	$731	$757

Earnings per common share — basic	$0.21	$0.21

Earnings per common share — diluted	$0.21	$0.21

Dividends declared per common share	$0.025	$0.025

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$764	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	108
Provision for loan losses	325	195
Gain on sale of loans	(44)	(8)
Increase in cash surrender value of bank owned life insurance	(45)	(52)
Excess servicing rights	(35)	(7)
Reinvested dividends on investments	(10)	(26)
Origination of loans held for sale	(2,600)	(493)
Proceeds from sales of loans held for sale	2,616	495
Net change in:
Accrued interest receivable and other assets	1,815	(187)
Other liabilities	4,989	68

Net cash provided by operating activities	7,920	848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(2,161)	—
Purchases of investment securities held-to-maturity	(247)	(3,719)
Net purchase of restricted investment securities	(116)	(210)
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	3	5
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	2,750	3,750
Net increase in loans	(13,064)	(14,465)
Surrender of bank owned life insurance	—	1,550
Purchase of bank owned life insurance	—	(3,163)
Purchases of premises and equipment	(313)	(1,457)

Net cash used in investing activities	(13,148)	(17,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,776	12,118
Net increase in advances from Federal Home Loan Bank of Atlanta	430	2,670
Payments of cash dividends	(92)	(92)

Net cash provided by financing activities	12,114	14,696

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,886	(2,165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,511	6,575

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,397	$4,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for income taxes	$83	$260

Cash paid for interest	$3,602	$3,279

Interest capitalized during the period	$69	$—

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
1. GENERAL
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. These statements are condensed, and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
2. FINANCIAL STATEMENT PREPARATION
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Estimates are used when accounting for uncollectible loans, depreciation and amortization, intangible assets, deferred income taxes and contingencies, among others. Actual results could differ from those estimates.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, the Company is able to elect the fair value option for certain assets and liabilities but has not yet elected to do so; therefore, SFAS No. 159 did not have a material effect on its consolidated financial statements.
4. EARNINGS PER SHARE
     Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. For the three months ended

March 31, 2008 and 2007, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive. All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

	Three Months Ended March 31,
	2008	2007
Basic:
Net income available to common stockholders	$764,000	$755,000

Average common shares outstanding	3,678,286	3,678,286

Basic earnings per common share	$0.21	$0.21

Diluted:
Net income available to common stockholders	$764,000	$755,000

Average common shares outstanding	3,678,286	3,678,286
Stock option adjustment	5,443	5,732

Average common shares outstanding — diluted	3,683,729	3,684,018

Diluted earnings per common share	$0.21	$0.21

5. FAIR VALUE ACCOUNTING FOR SHARE-BASED COMPENSATION
     No options were granted or vested during the three months ended March 31, 2008 and 2007. The Company’s stock options have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Three months ended		Year ended
	March 31, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	16,032	$6.00	16,032	$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled/expired	—	—	—	—

Outstanding at end of period	16,032	$6.00	16,032	$6.00

Options exercisable at end of period	16,032	$6.00	16,032	$6.00

     The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding and Exercisable
Exercise	Number	Life
Price	Outstanding	(Years)	Intrinsic Value

6.00	16,032	1.1	$48,096

6. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
     In March 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust I (“Trust I”). On March 23, 2006, the Trust sold $10.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $10.3 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.51% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.38%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 23, 2036 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.
     In November 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust II (“Trust II”). On November 30, 2006, the Trust sold $7.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $7.2 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.58% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.68%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 6, 2037 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.
7. ASSETS MEASURED AT FAIR VALUE
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at March 31, 2008 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$4,578	$2,302	$2,276	$0

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
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
     The Company’s assets increased by $17.8 million, or 4.4%, to $419.3 million at March 31, 2008 from $401.4 million at December 31, 2007, primarily as a result of increases in the loans receivable portfolio, cash and cash equivalents, and investment securities available-for-sale, partially offset by decreases in investment securities held-to-maturity and other assets. The increase in total assets was funded by increases in deposits and other liabilities.

     Cash and cash equivalents increased by $6.9 million to $12.4 million at March 31, 2008 from $5.5 million at December 31, 2007. Investment securities available-for-sale increased by $2.1 million, or 85.3%, to $4.6 million at March 31, 2008 from $2.5 million at December 31, 2007 primarily due to the purchase of a Small Business Administration guaranteed securitized loan pool. Investment securities held-to-maturity decreased by $2.5 million, or 91.0%, to $248,000 at March 31, 2008 from $2.7 million at December 31, 2007 primarily due to the maturity of a US Treasury security.
     The loans receivable portfolio increased by $13.1 million, or 3.6%, to $371.8 million at March 31, 2008 from $358.7 million at December 31, 2007, primarily as a result of growth in construction loans (up $3.5 million, or 4.5%), one- to four-family residential and home equity loans (up $2.9 million, or 2.3%), commercial real estate loans (up $6.5 million, or 5.1%), and commercial business loans (up $1.4 million, or 14.1%), offset in part by a decline in consumer loans (down $1.1 million, or 16.7%). The allowance for loan losses increased $288,000, or 9.3%, during the period. (See “analysis of allowance for loan losses” below.)
     Other assets decreased by $1.7 million, or 30.2%, to $3.9 million at March 31, 2008 from $5.6 million at December 31, 2007 primarily due to a receivable from Money Gram Payment Systems, the Company’s third party official check processing agent, which was outstanding at December 31, 2007 and received in January 2008.
     The Company’s liabilities increased $17.2 million, or 4.6%, to $391.4 million at March 31, 2008 from $374.2 million at December 31, 2007. The increase in deposits of $11.8 million, or 4.4%, to $278.8 million at March 31, 2008 from $267.0 million at December 31, 2007, was mainly due to increases in NOW accounts (up $7.5 million, or 47.2%), regular checking accounts (up $3.9 million, or 22.1%), IRA certificates of deposit (up $801,000, or 5.7%), and money market certificates (up $507,000, or 9.0%), partially offset by decreases in passbook savings accounts (down $1.0 million, or 8.6%). Other liabilities increased $4.9 million, or 88.2%, to $10.6 million at March 31, 2008 from $5.7 million at December 31, 2007 primarily due to an increase in the amount owed to Money Gram Payment Systems for official checks written, as well as an increase in the Supplemental Executive Retirement Plan liability.
     The Company’s stockholders’ equity increased by $639,000, or 2.4%, to $27.9 million at March 31, 2008 from $27.2 million December 31, 2007. This increase is primarily the result of net income of $764,000, offset in part by the Company’s regular cash dividend of $0.025 per share, or $92,000, for the quarter ended March 31, 2008, and a $33,000 decrease in the Company’s accumulated other comprehensive income.
Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007
     Net income for the three-month period ended March 31, 2008 increased $9,000, or 1.2%, to $764,000 as compared to net income for the same period in 2007 of $755,000. This increase was primarily the result of increases in net interest income and noninterest income, and a decrease in income tax expense, partially offset by increases in the provision for loan losses and noninterest expense. Basic and diluted earnings per share both remained level at $0.21 for the three-month periods ended March 31, 2008 and 2007. The earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.76% and 10.89%, respectively, for the three-month period ended March 31, 2008. This compares to an annualized return on average assets and annualized return on average equity of 0.86% and 12.20%, respectively, for the same period in 2007.
     Net interest income, the Company’s primary source of income, increased 8.0%, or $267,000, to $3.6 million for the three months ended March 31, 2008, from $3.3 million over the same period in 2007. The weighted average yield on interest earning assets decreased to 7.83% for the three months ended March 31, 2008 from 8.16% for the three months ended March 31, 2007. The weighted average rate paid on interest bearing liabilities decreased to 3.90% for the three months ended March 31, 2008 from 4.16% for the three months ended March 31, 2007. The net interest spread decreased to 3.93% from 4.01% and the net interest margin decreased to 3.94% for the three months ended March 31, 2008 as compared to 4.06% for the three months ended March 31, 2007.
     Interest and fees on loans increased by $447,000, or 6.8%, to $7.0 million for the three months ended March 31, 2008 from $6.6 million for the three months ended March 31, 2007. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $40.1 million, or 12.7%, to $356.1 million for the three months ended March 31, 2008 from $316.0 million for the three months ended March 31, 2007. The weighted-average yield decreased to 7.88% for the three months ended March 31, 2008 from 8.31% for the three months ended March 31, 2007.

     Dividends on Federal Reserve and Federal Home Loan Bank stock increased $33,000, or 94.3%, to $68,000 for the three months ended March 31, 2008 from $35,000 for the three months ended March 31, 2007. The average balance outstanding increased $2.2 million, or 89.4%, to $4.6 million for the three months ended March 31, 2008 from $2.4 million for the three months ended March 31, 2007. The weighted-average yield increased to 5.97% for the three months ended March 31, 2008 from 5.84% for the three months ended March 31, 2007.
     Interest on deposits decreased $76,000, or 2.9%, to $2.6 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007. The average balance outstanding decreased $6.5 million, or 2.4%, to $268.4 million for the three months ended March 31, 2008 from $274.9 million for the same period in 2007. The weighted-average rate paid on deposits decreased to 3.86% for the three months ended March 31, 2008 from 3.88% for the three months ended March 31, 2007. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $275,000, or 65.3%, to $696,000 for the three months ended March 31, 2008 from $421,000 for the three months ended March 31, 2007. The average balance outstanding increased $48.8 million, or 154.3%, for the period noted above. The weighted average rate decreased to 3.46% for the three months ended March 31, 2008 from 5.32% for the three months ended March 31, 2007.
     The provision for loan losses increased by $130,000, or 66.7%, to $325,000 for the three months ended March 31, 2008 from $195,000 over the same period in 2007 (see “analysis of allowance for loan losses” below).
     Noninterest income increased 29.9%, or $88,000, for the three months ended March 31, 2008, over the same period in 2007. Checking account fees increased $14,000, or 10.1%, to $152,000 for the three months ended March 31, 2008 from $138,000 for the three months ended March 31, 2007. ATM fees increased $33,000 to $83,000 for the three months ended March 31, 2008 from $50,000 for the three months ended March 31, 2007. Gain on sale of loans increased $36,000 to $44,000 for the three months ended March 31, 2008 from $8,000 for the same period in 2007 due to an increase in the volume of loans sold during the quarter. Other income increased $14,000, or 34.2%, to $55,000 for the three months ended March 31, 2008 from $41,000 for the three months ended March 31, 2007. This increase is primarily due to an increase in rental income.
     Noninterest expense increased 19.8%, or $398,000, for the three months ended March 31, 2008, over the same period in 2007. Salary and employee benefits increased $230,000, or 17.8%, to $1.5 million for the three months ended March 31, 2008 from $1.3 million over the same period in 2007. This increase is attributable to annual merit increases and an increase in the supplemental executive retirement plan expense. Occupancy expense increased $27,000, or 16.8%, to $188,000 for the three months ended March 31, 2008 from $161,000 for the three months ended March 31, 2007 primarily due to branch expansion and the opening of the Fair Hill branch in January 2008. Equipment and data processing expense increased $69,000, or 27.7%, to $318,000 for the three months ended March 31, 2008 from $249,000 for the same period in 2007 due to an increase in fees for the Company’s data service provider. Other expenses increased $72,000, or 23.2%, to $382,000 for the three months ended March 31, 2008 compared to $310,000 during the same period in 2007, primarily due to increases in FDIC insurance premium, loan expenses, and advertising, partially offset by a decrease in costs related to Sarbanes-Oxley compliance.
     Income tax expense for the three-month periods ended March 31, 2008 and 2007 was $486,000 and $668,000, respectively, which equates to effective rates of 38.9% and 46.9% respectively. The decrease in the effective tax rate is due to the provision recorded in the first quarter of 2007 for life-to-date increases in the cash surrender value of bank owned life insurance policies that were surrendered during the period.

Loans Receivable
     The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	March 31,		December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$82,699	22.24%	$79,150	22.07%
One- to four-family residential and home equity	128,618	34.59	125,723	35.05
Multi-family residential	6,901	1.86	7,149	1.99
Land	3,299	0.89	3,262	0.91
Commercial	133,302	35.86	126,850	35.36

Commercial business loans	11,641	3.13	10,206	2.85

Consumer loans	5,299	1.43	6,364	1.77

Gross loans	371,759	100.00%	358,704	100.00%

Less: allowance for loan losses	(3,397)		(3,109)

Net loans receivable	$368,362		$355,595

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

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Nonaccrual loans and leases	$4,858	$5,065
Loans and leases 90 days or more past due	0	0
Restructured loans and leases	0	0

Total nonperforming loans and leases	4,858	5,065
Other real estate owned, net	655	655

Total nonperforming assets	$5,513	$5,720

Nonperforming loans and leases to total loans	1.31%	1.41%
Nonperforming assets to total assets	1.31	1.42
Allowance for loan losses to non-performing loans and leases	69.93	61.38
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
     Management determined that the appropriate allowance for loan losses at March 31, 2008 was $3.4 million, (0.91% of total loans), an increase of $288,000 from the $3.1 million allowance (0.87% of total loans) at December 31, 2007. Annualized net charge-offs for the first three months of 2008 were 0.04% of average loans, while net charge-offs were 0.01% of average loans for the year 2007. The provision for loans losses required for the first three months of 2008 and 2007 was $325,000 and $195,000, respectively.
A summary of activity in the allowance is shown below.

	3 Months Ended	12 Months Ended
	March 31, 2008	December 31, 2007
	(In thousands)

Balance at beginning of period	$3,109	$2,217

Charge-offs:
Residential real estate	(35)	0
Commercial	0	(30)
Consumer	(5)	(40)

Total charge-offs	(40)	(70)

Recoveries:
Residential real estate	0	0
Commercial	0	0
Consumer	3	27

Total recoveries	3	27

Net charge-offs	(37)	(43)

Provision for loan losses	325	935

Balance at end of period	$3,397	$3,109

Net charge-offs to average loans outstanding during the period (annualized)	(0.04)%	(0.01)%
Allowance for loan losses to loans	0.91	0.87
Allowance for loan losses to nonperforming loans	69.93	61.38
Analysis of Deposits
The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	March 31,	%	December 31,	%
	2008	Deposits	2007	Deposits
		(Dollars in thousands)

Regular checking	$21,692	7.78%	$17,764	6.65%
NOW accounts	23,450	8.41	15,927	5.96
Passbook	10,818	3.88	11,830	4.43
Statement savings	8,152	2.92	8,193	3.07
Money market	6,914	2.48	7,127	2.67
Holiday club	146	0.05	72	0.03
Certificates of Deposit	186,697	66.97	186,488	69.84
IRA Certificates of Deposit	14,811	5.31	14,010	5.25
Money Market Certificates	6,128	2.20	5,621	2.10

Total Deposits	$278,808	100.00%	$267,032	100.00%

Capital Adequacy

     Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of March 31, 2008 and December 31, 2007.

			Regulatory Minimums
	2008	2007	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	13.11%	13.05%	10.00%	8.00%

Tier 1 risk-based capital ratio	8.47%	8.41%	6.00%	4.00%

Tangible capital ratio	7.36%	7.34%	5.00%	4.00%
     As of March 31, 2008 and December 31, 2007, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.
Item 3. Qualitative and Quantitative Disclosures about Market Risk —
     Not Applicable
Item 4. Controls and Procedures —
     Not Applicable
Item 4T. Controls and Procedures
Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CECIL BANCORP, INC.
Date: May 9, 2008	By:	/s/ Mary B. Halsey
Mary B. Halsey
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Vice President and Chief Financial Officer