Form 10-Q
period 2008-06-30
CECIL BANCORP INC
filed 2008-08-01
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
☑ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
3,682,294 shares outstanding as of August 1, 2008

CECIL BANCORP INC. AND SUBSIDIARIES

PART I. Financial Information
CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and due from banks	$7,193	$1,205
Interest bearing deposits with banks	190	4,306
Investment securities:
Securities available-for-sale at fair value	4,408	2,470
Securities held-to-maturity (fair value of $250 in 2008 and $2,753 in 2007)	250	2,749
Restricted investment securities — at cost	5,353	4,750
Loans receivable	392,674	358,704
Less: allowance for loan losses	(3,724)	(3,109)

Net loans receivable	388,950	355,595

Other real estate owned	655	655
Premises and equipment, net	12,137	11,997
Accrued interest receivable	2,145	2,122
Goodwill	2,182	2,182
Other intangible assets	306	240
Bank owned life insurance	7,636	7,532
Other assets	3,969	5,629

TOTAL ASSETS	$435,374	$401,432

LIABILITIES:
Deposits	$285,779	$267,032
Other liabilities	10,175	5,659
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	93,811	84,499

Total liabilities	406,765	374,190

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding 3,682,294 shares in 2008 and 3,678,286 shares in 2007	37	37
Additional paid in capital	11,465	11,441
Retained earnings	17,309	15,856
Accumulated other comprehensive loss	(202)	(92)

Total stockholders’ equity	28,609	27,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$435,374	$401,432

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,120	$6,845	$14,131	$13,409
Interest on investment securities	52	76	123	150
Dividends on FHLB and FRB stock	75	34	143	69
Other interest income	9	31	24	55

Total interest income	7,256	6,986	14,421	13,683

INTEREST EXPENSE:
Interest expense on deposits	2,434	2,916	5,022	5,580
Guaranteed preferred beneficial interest in junior subordinated debentures	280	280	560	558
Interest expense on advances from FHLB	779	361	1,475	782

Total interest expense	3,493	3,557	7,057	6,920

NET INTEREST INCOME	3,763	3,429	7,364	6,763

PROVISION FOR LOAN LOSSES	275	195	600	390

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,488	3,234	6,764	6,373

NONINTEREST INCOME:
Checking account fees	165	131	317	269
ATM fees	97	86	180	136
Commission income	33	14	36	19
Gain on sale of loans	64	39	108	47
Income from bank owned life insurance	59	74	104	126
Other	72	30	127	71

Total noninterest income	490	374	872	668

NONINTEREST EXPENSE:
Salaries and employee benefits	1,678	1,497	3,198	2,787
Occupancy expense	163	150	351	311
Equipment and data processing expense	333	312	651	561
Other	379	377	761	687

Total noninterest expense	2,553	2,336	4,961	4,346

INCOME BEFORE INCOME TAXES	1,425	1,272	2,675	2,695

INCOME TAX EXPENSE	552	476	1,038	1,144

NET INCOME	$873	$796	$1,637	$1,551

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET INCOME	$873	$796	$1,637	$1,551

OTHER COMPREHENSIVE INCOME
Unrealized losses on investment securities, net of deferred taxes	(77)	(29)	(110)	(27)

TOTAL COMPREHENSIVE INCOME	$796	$767	$1,527	$1,524

Earnings per common share — basic	$0.24	$0.22	$0.44	$0.42

Earnings per common share — diluted	$0.24	$0.22	$0.44	$0.42

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,637	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295	223
Provision for loan losses	600	390
Gain of sale of loans	(108)	(47)
Gain on disposal of premises and equipment	(3)	—
Increase in cash surrender value of bank owned life insurance	(104)	(126)
Excess servicing rights	(92)	(40)
Reinvested dividends on investments	(10)	(26)
Origination of loans held for sale	(6,145)	(2,926)
Proceeds from sales of loans held for sale	6,198	2,938
Net change in:
Accrued interest receivable and other assets	1,711	(65)
Other liabilities	4,515	2,612

Net cash provided by operating activities	8,494	4,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(247)	(3,719)
Purchases of investment securities available-for-sale	(2,162)	—
Net (purchase) redemption of restricted investment securities	(603)	202
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	43	9
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	2,750	3,750
Net increase in loans	(33,901)	(19,738)
Surrender of bank owned life insurance	—	1,863
Purchases of bank owned life insurance	—	(3,163)
Proceeds on disposal of premises and equipment	5	—
Purchases of premises and equipment — net	(406)	(1,879)

Net cash used in investing activities	(34,521)	(22,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	18,747	24,811
Net increase (decrease) in advances from Federal Home Loan Bank	9,312	(3,246)
Proceeds from exercise of stock options	24	—
Payments of cash dividends	(184)	(184)

Net cash provided by financing activities	27,899	21,381

INCREASE IN CASH AND CASH EQUIVALENTS	1,872	3,190
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,511	6,575

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,383	$9,765

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$1,514	$1,815

Cash paid for interest	$7,032	$6,701

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
1. GENERAL
     In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
3. EARNINGS PER SHARE
     Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and six months ended June 30, 2008 and 2007, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive. All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic:
Net income available to common stockholders	$873,000	$796,000	$1,637,000	$1,551,000

Average common shares outstanding	3,679,783	3,678,286	3,679,035	3,678,286

Basic earnings per common share	$0.24	$0.22	$0.44	$0.42

Diluted:
Net income available to common stockholders	$873,000	$796,000	$1,637,000	$1,551,000

Average common shares outstanding	3,679,783	3,678,286	3,679,035	3,678,286
Stock option adjustment	3,759	6,138	3,920	5,943

Average common shares outstanding — diluted	3,683,542	3,684,424	3,682,955	3,684,229

Diluted earnings per common share	$0.24	$0.22	$0.44	$0.42

4. STOCK OPTION PLANS
     No options were granted or vested during the three and six months ended June 30, 2008 and 2007. The Company’s stock options have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Six months ended		Year ended
	June 30, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	16,032	$6.00	16,032	$6.00
Granted	—	—	—	—
Exercised	(4,008)	6.00	—	—
Canceled/expired	—	—	—	—

Outstanding at end of period	12,024	$6.00	16,032	$6.00

Options exercisable at end of period	12,024	$6.00	16,032	$6.00

     The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding and Exercisable
		Remaining
Exercise	Number	Life
Price	Outstanding	(Years)	Intrinsic Value

$6.00	12,024	0.8	$26,693
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
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141, Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS 163, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS 133. SFAS 163 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 163 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users financial statements with enhanced understanding of: (a) How and why an entity uses derivative instruments; (b) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 163 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the implementation of SFAS 163 to have a material impact on its consolidated financial statements.
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

7. ASSETS MEASURED AT FAIR VALUE
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at June 30, 2008 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$4,408	$2,164	$2,244	$0
     We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets:

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
	Carrying	Prices	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$655	$0	$0	$655
Impaired loans	8,036	0	0	8,036

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
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
     In the normal course of business, the Bank originates construction loans, the majority of which are located in the Bank’s primary market of Cecil and Harford Counties in Maryland, after thoroughly reviewing the borrower and the proposed project. These loans provide short term funding primarily for the construction of residential real estate, and are granted to both builders, who are constructing homes for their customers, and to individuals, who use the proceeds to pay custom builders under a contract or act as their own contractor. The total outstanding at June 30, 2008 and December 31, 2007 was $100,564 and $79,150, respectively. The Bank currently does not, and never has, participated in subprime lending activities.
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
Comparison of Financial Condition at June 30, 2008 and December 31, 2007
     The Company’s assets increased by $33.9 million, or 8.5%, to $435.4 million at June 30, 2008 from $401.4 million at December 31, 2007 primarily as a result of increases in loans receivable and cash and cash equivalents, partially offset by decreases in investment securities and other assets. This increase was funded by increases in deposits, other liabilities, and advances from the Federal Home Loan Bank of Atlanta. Cash and cash equivalents increased by $1.9 million, or 34.0%, to $7.4 million at June 30, 2008 from $5.5 million at December 31, 2007. Investment securities available-for-sale increased by $1.9 million, or 78.5%, to $4.4 million at June 30, 2008 from $2.5 million at December 31, 2007 primarily due to the purchase of a Small Business Administration guaranteed securitized loan pool. Investment securities held-to-maturity decreased by $2.5 million, or 90.9%, to $250,000 at June 30, 2008 from $2.7 million at December 31, 2007 primarily due to the maturity of a US Treasury security. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased $603,000, or 12.7%, during this period as a result of the ongoing review of the investment requirements by the FHLB and the FRB.
     The loans receivable portfolio increased by $34.0 million, or 9.5%, to $392.7 million at June 30, 2008 from $358.7 million at December 31, 2007, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $21.4 million (27.1%) increase in construction loans, a $1.5 million (14.3%) increase in commercial business loans, a $11.1 million (8.8%) increase in commercial real estate loans loans, a $0.2 million (7.6%) increase in land loans, and a $1.5 million (1.2%) increase in one-to-four family residential and home equity loans, offset in part by a $0.4 million (5.0%) decrease in multi-family residential loans and a $1.4 million (22.4%) decrease in personal consumer loans. The allowance for loan losses increased by $615,000, or 19.8%, during the period (see “Analysis of Allowance for Loan Losses” below).
     Other assets decreased by $1.7 million, or 29.5%, to $4.0 million at March 31, 2008 from $5.6 million at December 31, 2007 primarily due to a receivable from Money Gram Payment Systems, the Company’s third party official check processing agent, which was outstanding at December 31, 2007 and received in January 2008.
     The Company’s liabilities increased $32.6 million, or 8.7%, to $406.8 million at June 30, 2008 from $374.2 million at December 31, 2007. Deposits increased $18.7 million, or 7.0%, to $285.8 million at June 30, 2008 from $267.0 million at December 31, 2007. Increases in certificates of deposit (up $7.5 million, or 4.1%), checking accounts (up $4.9 million, or 27.8%), NOW accounts (up $4.8 million, or 30.4%), and IRA certificates (up $1.2 million, or 8.7%) were primarily due to marketing campaigns and product specials focused on local core funding. Other liabilities increased by $4.5 million, or 79.8%, to $10.2 million at June 30, 2008 from $5.7 million at December 31, 2007 primarily due to increases in the amount owed to Money Gram Payment Systems for the official checks written on June 30 and SERP payable, partially offset by a decrease in income taxes payable. Advances from the Federal Home Loan Bank of Atlanta increased $9.3 million, or 11.0%, to $93.8 million at June 30, 2008 from $84.5 million at December 31, 2007 to complement deposits in funding asset growth.
     The Company’s stockholders’ equity increased by $1.4 million, or 5.0%, to $28.6 million at June 30, 2008 from $27.2 million at December 31, 2007. The increase was primarily the result of net income of $1.6 million, partially offset by the Company’s regular dividend of $0.05 per share, or $184,000, for the six months ended June 30, 2008.
Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007
     Net income for the three month period ended June 30, 2008 increased $77,000, or 9.7% to $873,000 as compared to net income for the same period in 2007 of $796,000. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Basic and diluted earnings per share were both $0.24 for the second quarter of 2008, an increase of 9.1%, from $0.22 for the same period in 2007. The earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.82% and 12.15% respectively, for the three-month period ended June 30, 2008. This compares to an annualized return on average assets and annualized return on average equity of 0.87% and 12.63% respectively, for the same period in 2007.
     Net interest income, the Company’s primary source of income, increased 9.7%, or $334,000, to $3.8 million for the three months ended June 30, 2008, from $3.4 million over the same period in 2007. The weighted average yield on interest earning assets decreased to 7.43% for the three months ended June 30, 2008 from 8.25% for the three months ended June 30, 2007. The weighted average rate paid on interest bearing liabilities decreased to 3.58% for the three months ended June 30, 2008 from 4.24% for the three months ended June 30, 2007. The net interest margin decreased to 3.86% for the three months ended June 30, 2008 as compared to 4.05% for the same period in 2007.
     Interest and fees on loans increased by $275,000, or 4.0%, to $7.1 million for the three months ended June 30, 2008 from $6.8 million for the three months ended June 30, 2007. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $54.0 million, or 16.5%, to $380.2 million for the three months ended June 30, 2008 from $326.2 million for the three months ended June 30, 2007. The weighted-average yield decreased to 7.49% for the three months ended June 30, 2008 from 8.39% for the three month period ended June 30, 2007.
     Interest on investment securities decreased $24,000, or 31.6%, to $52,000 for the three months ended June 30, 2008 from $76,000 for the three months ended June 30, 2007. The average balance outstanding decreased $1.3 million for the three months ended June 30, 2008 over the three months ended June 30, 2007. The weighted-average yield decreased to 4.32% for the three months ended June 30, 2008 from 4.94% for the three months ended June 30, 2007.
     Dividends on Federal Reserve and Federal Home Loan Bank stock increased to $75,000 for the three months ended June 30, 2008 from $34,000 for the three months ended June 30, 2007. The average balance outstanding increased $2.9 million, or 129.3%, to $5.2 million for the three months ended June 30, 2008 from $2.2 million for the three months ended June 30, 2007. The weighted-average yield decreased to 5.74% for the three months ended June 30, 2008 from 5.98% for the three months ended June 30, 2007.
     Other interest income, consisting of income on interest bearing deposits of banks and interest on outstanding official checks, decreased $22,000 to $9,000 for the three months ended June 30, 2008 from $31,000 for the three months ended June 30, 2007 due to a decrease in the fed funds interest rate.
     Interest on deposits decreased $482,000, or 16.5%, to $2.4 million for the three months ended June 30, 2008 from $2.9 million for the three months ended June 30, 2007. The average balance outstanding decreased $9.3 million, or 3.2%, to $282.0 million for the three months ended June 30, 2008 from $291.3 million for the three months ended June 30, 2007. The weighted-average rate paid decreased to 3.45% for the three months ended June 30, 2008 from 4.00% for the three months ended June 30, 2007. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $418,000, or 115.8%, to $779,000 for the three months ended June 30, 2008 from $361,000 for the three months ended June 30, 2007. The average balance outstanding increased $63.6 million, or 234.5%, to $90.8 million for the three months ended June 30, 2008 from $27.2 million for the three months ended June 30, 2007. The weighted average rate decreased to 3.43% for the three months ended June 30, 2008 from 5.32% for the three months ended June 30, 2007.
     Noninterest income increased 31.0%, or $116,000, for the three months ended June 30, 2008, over the same period in 2007. Checking account fees increased by $34,000, or 26.0%, to $165,000 for the quarter ended June 30, 2008 from $131,000 over the three months ended June 30, 2007. ATM fees increased $11,000 to $97,000 for the three months ended June 30, 2008 from $86,000 for the three months ended June 30, 2007 due to an increase in surcharge fees from non-customer usage of our ATM machines. Commission income increased $19,000 to $33,000 for the three months ended June 30, 2008 from $14,000 for the same period in 2007 due to an increase in brokerage and investment services. Gain on sale of loans increased 64.1% to $64,000 for the three months ended June 30, 2008 from $39,000 for the three months ended June 30, 2007. Income from bank owned life insurance decreased 20.3% to $59,000 for the three months ended June 30, 2008 from $74,000 for the three months ended June 30, 2007 due to a decrease in rates being paid by the insurance carriers, as well as policy anniversary charge incurred during the period. Other income increased by $42,000 to $72,000 for the three months ended June 30, 2008 from $30,000 for the three months ended June 30, 2007 primarily due to increases in rental income and income from our investment in Maryland Title Center LLC.
     Noninterest expense increased 9.3%, or $217,000, to $2.6 million for the three months ended June 30, 2008, from $2.3 million over the same period in 2007. Salaries and employee benefits increased 12.1% to $1.7 million for the three months ended June 30, 2008 from $1.5 million for the three months ended June 30, 2007. This is attributable to annual merit increases and an increase in the supplemental executive retirement plan expense. Occupancy expense increased $13,000, or 8.7%, to $163,000 for the three months ended June 30, 2008, as compared to $150,000 for the same period in 2007 due to an increase in depreciation expense after the opening of our Fair Hill branch in January 2008. Equipment and data processing expense increased $21,000, or 6.7%, to $333,000 for the three months ended June 30, 2008 from $312,000 for the three months ended June 30, 2007. This increase is attributable to an increase in fees for the Company’s data service provider.
     Income tax expense for the three-month periods ended June 30, 2008 and 2007 was $552,000 and $476,000, respectively, which equates to effective rates of 38.7% and 37.4%.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Net income for the six month period ended June 30, 2008 increased $86,000, or 5.5%, to $1.64 million as compared to net income for the same period in 2007 of $1.55 million. This increase was primarily the result of increases in net interest income and noninterest income and a decrease in income tax expense, partially offset by increases in the provision for loan losses and noninterest expense. Basic and diluted earnings per share both increased 4.8% to $0.44 for the six-month period ended June 30, 2008 as compared to $0.42 for the same period in 2007. The earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.79% and 11.53% respectively, for the six-month period ended June 30, 2008. This compares to an annualized return on average assets and annualized return on average equity of 0.86% and 12.45% respectively, for the same period in 2007.
     Net interest income, the Company’s primary source of income, increased 8.9%, or $601,000, to $7.4 million for the six months ended June 30, 2008, from $6.8 million over the same period in 2007. The weighted-average yield on interest earning assets decreased to 7.63% for the six months ended June 30, 2008 from 8.21% for the six months ended June 30, 2007. The weighted-average rate paid on interest bearing liabilities decreased to 3.74% for the six months ended June 30, 2008 from 4.20% for the six months ended June 30, 2007. The net interest margin was 3.89% for the six months ended June 30, 2008 as compared to 4.06% for the same period in 2007.
     Interest and fees on loans increased by $722,000, or 5.4%, to $14.1 million for the six months ended June 30, 2008 from $13.4 million for the six months ended June 30, 2007. The increase is attributable to an increase in the average balance outstanding partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $47.2 million to $368.1 million for the six months ended June 30, 2008 from $320.9 million for the six months ended June 30, 2007. The weighted-average yield decreased to 7.68% for the six months ended June 30, 2008 from 8.36% for the six months ended June 30, 2007.
     Interest on investment securities decreased $27,000, or 18.0%, to $123,000 for the six months ended June 30, 2008 from $150,000 for the six months ended June 30, 2007. The average balance outstanding decreased $1.2 million for the six months ended June 30, 2008 over the six months ended June 30, 2007. The weighted-average yield increased to 5.03% for the six months ended June 30, 2008 from 4.94% for the six months ended June 30, 2007.
     Dividends on Federal Reserve and Federal Home Loan Bank stock increased $74,000 to $143,000 for the six months ended June 30, 2008 from $69,000 for the six months ended June 30, 2007. The average balance outstanding increased $2.5 million, or 108.7%, to $4.9 million for the six months ended June 30, 2008 from $2.3 million for the six months ended June 30, 2007. The weighted-average yield decreased to 5.85% for the six months ended June 30, 2008 from 5.91% for the six months ended June 30, 2007.
     Other interest income, consisting of income on interest bearing deposits of banks and interest on outstanding official checks, decreased $31,000 to $24,000 for the three months ended June 30, 2008 from $55,000 for the three months ended June 30, 2007 due to a decrease in the fed funds interest rate.
     Interest on deposits decreased $558,000, or 10.0%, to $5.0 million for the six months ended June 30, 2008 from $5.6 million for the six months ended June 30, 2007. The average balance outstanding decreased $8.0 million, or 2.8%, to $275.2 million for the six months ended June 30, 2008 from $283.2 million for the six months ended June 30, 2007. The weighted-average rate paid decreased to 3.65% for the six months ended June 30, 2008 from 3.94% for the six months ended June 30, 2007. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $693,000, or 88.6%, to $1.5 million for the six months ended June 30, 2008 from $782,000 for the six months ended June 30, 2007. The average balance outstanding increased $56.2 million, or 191.5%, to $85.6 million for the six months ended June 30, 2008 from $29.4 million for the six months ended June 30, 2007. The weighted-average rate decreased to 3.44% for the six months ended June 30, 2008 from 5.32% for the six months ended June 30, 2007.
     Noninterest income increased 30.5%, or $204,000, for the six months ended June 30, 2008, over the same period in 2007. Checking account fees increased $48,000, or 17.8%, to $317,000 for the six months ended June 30, 2008 from $269,000 for the six months ended June 30, 2007 due to the growth in deposits. ATM fees increased by $44,000 to $180,000 for the six months ended June 30, 2008 from $136,000 for the six months ended June 30, 2007 due to an increase in surcharge fees from non-customer usage of our ATM machines. Commission income increased $17,000 to $36,000 for the six months ended June 30, 2008 from $19,000 for the same period in 2007 due to an increase in brokerage and investment services. Gain on sale of loans increased $61,000 to $108,000 for the six months ended June 30, 2008 from $47,000 for the six months ended June 30, 2007. Income from bank owned life insurance decreased 17.5% to $104,000 for the six months ended June 30, 2008 from $126,000 for the six months ended June 30, 2007 due to a decrease in rates being paid by the insurance carriers, as well as policy anniversary charge incurred during the period. Other income increased $56,000 to $127,000 for the six months ended June 30, 2008 from $71,000 for the same period in 2007, primarily due to increases in rental income, as well as income earned on our investments in Triangle Capital Partners, Maryland Title Center LLC and CBS Holdings LLC.
     Noninterest expense increased 14.2%, or $615,000, for the six months ended June 30, 2008, over the same period in 2007. Salaries and employee benefits increased 14.8% to $3.2 million for the six months ended June 30, 2008 from $2.8 million for the six months ended June 30, 2007. This is attributable to annual merit increases and an increase in the supplemental executive retirement plan expense. Occupancy expense increased by $40,000, or 12.9%, to $351,000 for the six months ended June 30, 2008 from $311,000 for the same period in 2007 primarily due to depreciation expense on our new Fair Hill branch and an increase in real estate taxes. Equipment and data processing expense increased by $90,000, or 16.0%, to $651,000 for the six months ended June 30, 2008 from $561,000 for the six months ended June 30, 2007. This increase is due to an increase in fees charged by the Company’s data service provider. Other expense increased by $74,000, or 10.8%, to $761,000 for the six months ended June 30, 2008 from $687,000 for the six months ended June 30, 2007 primarily due to increases in advertising, loan collection expense, and FDIC insurance premiums, partially offset by decreases in legal fees, audit and accounting services, and loan expense.
     Income tax expense for the six-month periods ended June 30, 2008 and 2007 was $1.0 million and $1.1 million, respectively, which equates to effective rates of 38.8% and 42.5% respectively.
Loans Receivable
     The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	June 30,		December 31,
	2008		2007
	Amount	%	Amount	%
		(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$100,564	25.61%	$79,150	22.07%
One- to four-family residential and home equity	127,203	32.39	125,723	35.05
Multi-family residential	6,793	1.73	7,149	1.99
Land	3,511	0.90	3,262	0.91
Commercial	137,996	35.14	126,850	35.36

Commercial business loans	11,668	2.97	10,206	2.85

Consumer loans	4,939	1.26	6,364	1.77

Gross loans	392,674	100.00%	358,704	100.00%

Less: allowance for loan losses	(3,724)		(3,109)

Net loans receivable	$388,950		$355,595

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

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Non-accrual loans and leases	$8,036	$5,065
Loans and leases 90 days or more past due	0	0
Restructured loans and leases	0	0

Total nonperforming loans and leases	8,036	5,065
Other real estate owned, net	655	655

Total nonperforming assets	$8,691	$5,720

Nonperforming loans and leases to total loans and leases	2.05%	1.41%
Nonperforming assets to total assets	2.00	1.42
Allowance for loan losses to non-performing loans and leases	46.34	61.38
Analysis of Allowance for Loan Losses
     The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first six months of 2008, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.
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
     Management determined that the appropriate allowance for loan losses at June 30, 2008 was $3.7 million, (0.95% of total loans), an increase of $615,000 (19.8%) from the $3.1 million allowance (0.87% of total loans) at December 31, 2007. Annualized net recoveries for the first six months of 2008 were 0.01% of average loans, as compared to net charge-offs of 0.01% of average loans for the year 2007. The provision for loan losses required for the first six months of 2008 and 2007 was $600,000 and $390,000, respectively.
     A summary of activity in the allowance is shown below.

	6 Months Ended	12 Months Ended
	June 30, 2008	December 31, 2007
	(In thousands)

Balance at beginning of period	$3,109	$2,217

Loans charged-off:
Residential real estate	(35)	0
Commercial	(47)	(30)
Consumer	(22)	(40)

Total charge-offs	(104)	(70)

Recoveries:
Residential real estate	0	0
Commercial	110	0
Consumer	9	27

Total recoveries	119	27

Net recoveries (charge-offs)	15	(43)

Provision for loan losses	600	935

Balance at end of period	$3,724	$3,109

Net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.01%	(0.01)%
Allowance for loan losses to loans	0.95	0.87
Allowance for loan losses to nonperforming loans	46.34	61.38

Analysis of Deposits
The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	June 30,	%	December 31,	%
	2008	Deposits	2007	Deposits
	(Dollars in thousands)

Regular checking	$22,709	7.94%	$17,764	6.65%
NOW accounts	20,769	7.27	15,927	5.96
Passbook	11,769	4.12	11,830	4.43
Statement savings	8,685	3.04	8,193	3.07
Money market	6,790	2.37	7,127	2.67
Holiday club	237	0.08	72	0.03
Certificates of Deposit	194,033	67.90	186,488	69.84
IRA Certificates of Deposit	15,224	5.33	14,010	5.25
Money Market Certificates	5,563	1.95	5,621	2.10

	$285,779	100.00%	$267,032	100.00%

Capital Adequacy
     Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of June 30, 2008 and December 31, 2007.

			Regulatory Minimums
	2008	2007	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	12.27%	13.05%	10.00%	8.00%

Tier 1 risk-based capital ratio	7.92%	8.41%	6.00%	4.00%

Tangible capital ratio	7.06%	7.34%	5.00%	4.00%
     As of June 30, 2008 and December 31, 2007, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk -
Not Applicable

Item 4.	Controls and Procedures -
Not Applicable

Item 4T.	Controls and Procedures
Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information:
Item 1.     Legal Proceedings -
     Not Applicable
Item 1A.  Risk Factors -
     Not Applicable
Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds -
     Not Applicable
Item 3.     Defaults Upon Senior Securities -
     Not Applicable
Item 4.     Submission of Matters to a Vote of Security Holders -
     Not Applicable
Item 5.     Other Information -
     Not Applicable
Item 6.     Exhibits -

Exhibit 3.1	Cecil Bancorp, Inc. Amended Articles of Incorporation.
Exhibit 31(a),(b)	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32(a),(b)	18 U.S.C. Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CECIL BANCORP, INC.
Date: August 1, 2008	By:	/s/ Mary B. Halsey
Mary B. Halsey
President and Chief Executive Officer

Date: August 1, 2008	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Vice President and Chief Financial Officer