Form 10-Q
period 2008-09-30
CECIL BANCORP INC
filed 2008-11-07
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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
3,684,196 shares outstanding as of November 5, 2008

CECIL BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and due from banks	$6,766	$1,205
Interest bearing deposits with banks	15,177	4,306
Investment securities:
Securities available-for-sale at fair value	2,138	2,470
Securities held-to-maturity (fair value of $249 in 2008 and $2,753 in 2007)	248	2,749
Restricted investment securities — at cost	3,918	4,750
Loans receivable	401,577	358,704
Less: allowance for loan losses	(3,889)	(3,109)

Net loans receivable	397,688	355,595

Other real estate owned	1,951	655
Premises and equipment, net	12,094	11,997
Accrued interest receivable	2,142	2,122
Goodwill	2,182	2,182
Other intangible assets	315	240
Bank owned life insurance	7,717	7,532
Other assets	4,294	5,629

TOTAL ASSETS	$456,630	$401,432

LIABILITIES:
Deposits	$337,724	$267,032
Other liabilities	8,638	5,659
Guaranteed preferred beneficial interest in junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,857	84,499

Total liabilities	427,219	374,190

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding 3,684,196 shares in 2008 and 3,678,286 shares in 2007	37	37
Additional paid in capital	11,481	11,441
Retained earnings	18,137	15,856
Accumulated other comprehensive loss	(244)	(92)

Total stockholders’ equity	29,411	27,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,630	$401,432

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,323	$6,979	$21,454	$20,388
Interest on investment securities	62	67	185	217
Dividends on FHLB and FRB stock	38	36	181	105
Other interest income	10	26	34	81

Total interest income	7,433	7,108	21,854	20,791

INTEREST EXPENSE:
Interest expense on deposits	2,366	2,992	7,388	8,572
Guaranteed preferred beneficial interest in junior subordinated debentures	282	282	842	840
Interest expense on fed funds purchased	13	—	13	—
Interest expense on advances from FHLB	767	413	2,242	1,195

Total interest expense	3,428	3,687	10,485	10,607

NET INTEREST INCOME	4,005	3,421	11,369	10,184

PROVISION FOR LOAN LOSSES	330	195	930	585

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,675	3,226	10,439	9,599

NONINTEREST INCOME:
Deposit account fees	165	128	482	397
ATM fees	94	83	274	219
Commission income	13	5	49	24
Gain on sale of loans	32	25	140	72
Gain on sale of other real estate owned	11	—	11	—
Impairment loss on investment securities	(106)	—	(106)	—
Income from bank owned life insurance	81	96	185	222
Other	58	35	185	106

Total noninterest income	348	372	1,220	1,040

NONINTEREST EXPENSE:
Salaries and employee benefits	1,556	1,374	4,754	4,161
Occupancy expense	180	151	531	462
Equipment and data processing expense	354	311	1,005	872
Other	448	312	1,209	999

Total noninterest expense	2,538	2,148	7,499	6,494

INCOME BEFORE INCOME TAXES	1,485	1,450	4,160	4,145

INCOME TAX EXPENSE	565	533	1,603	1,677

NET INCOME	$920	$917	$2,557	$2,468

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share data)
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET INCOME	$920	$917	$2,557	$2,468

OTHER COMPREHENSIVE INCOME
Unrealized losses on investment securities, net of deferred taxes	(42)	(3)	(152)	(30)

TOTAL COMPREHENSIVE INCOME	$878	$914	$2,405	$2,438

Earnings per common share — basic	$0.25	$0.25	$0.69	$0.67

Earnings per common share — diluted	$0.25	$0.25	$0.69	$0.67

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,557	$2,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	351
Provision for loan losses	930	585
Gain on sale of loans	(140)	(72)
Gain on sale of other real estate owned	(11)	—
Gain on disposal of premises and equipment	(3)	—
Impairment loss on investment securities	106	—
Increase in cash surrender value of bank owned life insurance	(185)	(222)
Excess servicing rights	(116)	(62)
Reinvested dividends on investments	(27)	(28)
Origination of loans held for sale	(7,861)	(4,478)
Proceeds from sales of loans held for sale	7,928	4,497
Net change in:
Accrued interest receivable and other assets	1,417	(802)
Other liabilities	2,979	2,917

Net cash provided by operating activities	8,012	5,154

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investment securities available-for-sale	(2,162)	—
Purchases of investment securities held-to-maturity	(495)	(3,719)
Net redemption (purchases) of restricted investment securities	833	(318)
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	2,151	19
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	3,000	4,750
Proceeds from sale of other real estate owned	320	—
Net increase in loans	(44,555)	(32,082)
Surrender of bank owned life insurance	—	1,863
Purchases of bank owned life insurance	—	(3,163)
Proceeds from disposal of premises and equipment	5	—
Purchases of premises and equipment — net	(492)	(2,373)

Net cash used in investing activities	(41,395)	(35,023)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)
(Continued)

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits	70,692	21,185
Net (decrease) increase in advances from Federal Home Loan Bank	(20,641)	7,419
Proceeds from issuance of common stock	40	—
Payments of cash dividends	(276)	(276)

Net cash provided by financing activities	49,815	28,328

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,432	(1,541)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,511	6,575

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,943	$5,034

Supplemental disclosures of cash flows information:

Cash paid for income taxes	$2,465	$2,438

Cash paid for interest	$10,482	$10,250

Transfer of loans to other real estate owned	$1,605	$—

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
1. GENERAL
          In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
3. EARNINGS PER SHARE
          Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and nine months ended September 30, 2008 and 2007, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive. All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Basic:
Net income available to common stockholders	$920,000	$917,000	$2,557,000	$2,468,000

Average common shares outstanding	3,683,401	3,678,286	3,680,501	3,678,286

Basic earnings per common share	$0.25	$0.25	$0.69	$0.67

Diluted:
Net income available to common stockholders	$920,000	$917,000	$2,557,000	$2,468,000

Average common shares outstanding	3,683,401	3,678,286	3,680,501	3,678,286
Stock option adjustment	2,549	5,675	3,507	5,855

Average common shares outstanding — diluted	3,685,950	3,683,961	3,684,008	3,684,141

Diluted earnings per common share	$0.25	$0.25	$0.69	$0.67

4. STOCK OPTION PLANS
          No options were granted or vested during the three and nine months ended September 30, 2008 and 2007. The Company’s stock options have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Nine months ended		Year ended
	September 30, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	16,032	$6.00	16,032	$6.00
Granted	—	—	—	—
Exercised	(4,008)	6.00	—	—
Canceled/expired	—	—	—	—

Outstanding at end of period	12,024	$6.00	16,032	$6.00

Options exercisable at end of period	12,024	$6.00	16,032	$6.00

          The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding and Exercisable
Exercise	Number	Life
Price	Outstanding	(Years)	Intrinsic Value

$6.00	12,024	0.5	$15,030
5. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES
          In March 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust I (the “Trust”). On March 23, 2006, the Trust sold $10.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $10.3 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.51% for five years and then at a variable rate, which resets quarterly, of the 3-month LIBOR plus 1.38%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 23, 2036 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.
          In November 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust II (the “Trust”). On November 30, 2006, the Trust sold $7.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $7.2 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.58% for five years and then at a variable rate, which resets quarterly, of the 3-month LIBOR plus 1.68%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 6, 2037 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

6. RECENT ACCOUNTING PRONOUNCEMENTS
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements (the “Statement”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.
          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, the Company is able to elect the fair value option for certain assets and liabilities but has not yet elected to do so; therefore, SFAS 159 did not have a material effect on its consolidated financial statements.
          In December 2007, the FASB issued SFAS 141, Revised 2007, Business Combinations. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.
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
7. ASSETS MEASURED AT FAIR VALUE
          SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than Level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at September 30, 2008 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Investment securities available-for-sale	$2,138	$2,021	$117	$—
          We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,951	$—	$—	$1,951
Impaired loans	7,330	—	—	7,330
          The following table provides a roll forward of the changes in fair value during the nine months ended September 30, 2008 for items included in the Level 3 category:

	Other
	Real
	Estate	Impaired
	Owned	Loans

Balance at December 31, 2007	$655	$5,065
Loans put on nonaccrual status	—	4,068
Loans returned to accrual status	—	(1,803)
Loans transferred to other real estate owned	1,605	—
Other real estate owned sold	(309)	—

Balance at September 30, 2008	$1,951	$7,330

Net realized gains included in net income	$11	$—

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
Forward-Looking Statements
     This Management’s Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of the Company’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of possible loan losses; and statements of the Company’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates, market behavior, and other economic conditions; future laws and regulations; and a variety of other matters. These other matters include, among other things, the direct and indirect effects of the recent unsettled national and international economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company’s past growth and performance do not necessarily indicate its future results.
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
     In the normal course of business, the Bank originates construction loans, the majority of which are located in the Bank’s primary market of Cecil and Harford Counties in Maryland, after thoroughly reviewing the borrower and the proposed project. These loans provide short term funding primarily for the construction of residential real estate, and are granted to both builders, who are constructing homes for their customers, and to individuals, who use the proceeds to pay custom builders under a contract or act as their own contractor. Total real estate construction loans outstanding were $99.6 million at September 30, 2008 and $79.2 million at December 31, 2007. The Bank currently does not, and never has, participated in subprime lending activities.

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
Comparison of Financial Condition at September 30, 2008 and December 31, 2007
     The Company’s assets increased by $55.2 million, or 13.8%, to $456.6 million at September 30, 2008 from $401.4 million at December 31, 2007, primarily as a result of increases in loans receivable and cash and cash equivalents, partially offset by decreases in investment securities and other assets. This increase was primarily funded by increases in deposits and other liabilities. Cash and due from banks increased by $5.6 million to $6.8 million at September 30, 2008 from $1.2 million at December 31, 2007. Interest-bearing deposits increased by $10.9 million to $15.2 million at September 30, 2008 from $4.3 million at December 31, 2007. Investment securities held-to-maturity decreased by $2.5 million, or 91.0%, to $248,000 at September 30, 2008 from $2.7 million at December 31, 2007 due to securities that matured, the proceeds of which were invested in loans. Restricted investment securities, which consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, decreased by $832,000 to $3.9 million at September 30, 2008 from $4.8 million at December 31, 2007 as a result of the ongoing review of the investment requirements by the FHLB and FRB.
     The loans receivable portfolio increased by $42.9 million, or 12.0%, to $401.6 million at September 30, 2008 from $358.7 million at December 31, 2007, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $20.4 million (25.8%) increase in construction loans, a $14.0 million (11.1%) increase in commercial real estate loans, a $5.4 million (52.7%) increase in commercial business loans, a $3.8 million (3.0%) increase in one-to-four family residential and home equity loans, and a $1.2 million (35.6%) increase in land loans. These increases were partially offset by a $1.6 million (24.9%) decrease in consumer loans and a $274,000 (3.8%) decrease in multi-family residential loans. The allowance for loan losses increased by $780,000, or 25.1%, to $3.9 million at September 30, 2008 from $3.1 million at December 31, 2007 (see “Analysis of Allowance for Loan Losses” below).
     Other real estate owned increased by $1.3 million to $2.0 million at September 30, 2008 from $655,000 at December 31, 2007 due to the acquisition of property in satisfaction of loans receivable in the normal course of business. Other assets decreased $1.3 million, or 23.7%, to $4.3 million at September 30, 2008 from $5.6 million at December 31, 2007 primarily due to a receivable from Money Gram Payment Systems, the Company’s third party official check processing agent, which was outstanding at December 31, 2007 and received in January 2008.
     The Company’s liabilities increased $53.0 million, or 14.2%, to $427.2 million at September 30, 2008 from $374.2 million at December 31, 2007. Deposits increased $70.7 million, or 26.5%, to $337.7 million at September 30, 2008 from $267.0 million at December 31, 2007. This increase was primarily due to a $21.5 million increase in local core funding, which totaled $261.9 million at September 30, 2008, and a $49.2 million increase in brokered deposits, which totaled $75.8 million at September 30, 2008. Increases of $63.7 million (34.1%) in certificates of deposit, $6.3 million (35.4%) in regular checking accounts, $2.9 million (18.0%) in NOW accounts, and $645,000 (4.6%) in IRA certificates of deposit, were offset in part by declines of $2.0 million (28.0%) in money market accounts and $974,000 (17.3%) in money market certificates. Other liabilities increased $3.0 million, or 52.6%, to $8.6 million at September 30, 2008 from $5.6 million at December 31, 2007 primarily due to increases in the supplemental executive retirement plan liability and the amount owed to Money Gram Payment Systems for the official checks written on September 30, partially offset by a decrease in income taxes payable. Advances from the Federal Home Loan Bank of Atlanta decreased $20.6 million, or 24.4%, to $63.9 million at September 30, 2008 from $84.5 million at December 31, 2007 due to repayments with the excess cash received from the increase in deposits and the decrease in investment securities.
     The Company’s stockholders’ equity increased by $2.2 million, or 8.0%, to $29.4 million at September 30, 2008 from $27.2 million at December 31, 2007. The increase was primarily the result of net income of $2.6 million, partially offset by the Company’s regular dividend of $0.075 per share, or $276,000, for the nine months ended September 30, 2008 and a $152,000 loss on investment securities, net of deferred income taxes.
Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007
     Net income for the three month period ended September 30, 2008 increased $3,000, or 0.3%, to $920,000 as compared to net income of $917,000 for the same period in 2007. This increase was primarily the result of increases in net interest income, partially offset by increases in the provision for loan losses and noninterest expense and a decrease in noninterest income. Basic and diluted earnings per share both remained level at $0.25 for the third quarters of 2008 and 2007. The annualized return on average assets and annualized return on average equity were 0.84% and 12.71%, respectively, for the three-month period ended September 30, 2008. This compares to an annualized return on average assets and annualized return on average equity of 0.99% and 14.16%, respectively, for the same period in 2007.
     Net interest income, the Company’s primary source of income, increased 17.1%, or $584,000, to $4.0 million for the three months ended September 30, 2008, from $3.4 million over the same period in 2007. The weighted average yield on interest earning assets decreased to 7.36% for the three months ended September 30, 2008 from 8.25% for the three months ended September 30, 2007. The weighted average rate paid on interest bearing liabilities decreased to 3.40% for the three months ended September 30, 2008 from 4.32% for the three months ended September 30, 2007. The interest rate spread and the net interest margin were both 3.96% for the quarter ended September 30, 2008, as compared to 3.93% and 3.97%, respectively, for the quarter ended September 30, 2007.
     Interest and fees on loans receivable increased by $344,000, or 4.9%, to $7.3 million for the three months ended September 30, 2008 from $7.0 million for the three months ended September 30, 2007. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $60.4 million to $393.3 million for the three months ended September 30, 2008 from $332.9 million for the three months ending September 30, 2007. The weighted-average yield decreased to 7.45% for the three months ended September 30, 2008 from 8.39% for the three months ended September 30, 2007.
     Interest income on investment securities decreased $5,000, or 7.5%, to $62,000 for the three months ended September 30, 2008 from $67,000 for the three months ended September 30, 2007. The average balance outstanding decreased $937,000 to $4.4 million for the three months ended September 30, 2008 from $5.4 million for the three months ended September 30, 2007. The weighted-average yield increased to 5.56% for the three months ended September 30, 2008 from 5.05% for the three months ended September 30, 2007.
     Other interest income, consisting of income on interest bearing deposits at banks and interest on outstanding official checks, decreased $16,000 to $10,000 for the three months ended September 30, 2008 from $26,000 for the three months ended September 30, 2007 due to a decrease in the fed funds interest rate, as well as a decline in the crediting rate of Money Gram Payment Systems.
     Interest expense on deposits decreased $626,000, or 20.9%, to $2.4 million for the three months ended September 30, 2008 from $3.0 million for the three months ended September 30, 2007. The average balance outstanding increased $4.5 million, or 1.6%, to $296.9 million for the three months ended September 30, 2008 from $292.4 million for the same period in 2007. The weighted-average rate decreased to 3.19% for the three months ended September 30, 2008 from 4.09% for the three months ended September 30, 2007.
     Interest expense on fed funds purchased increased by 100% to $13,000 for the three months ended September 30, 2008. The average balance outstanding for the third quarter of 2008 was $1.7 million, with a weighted-average rate of 3.12%.

     Interest expense on advances from the FHLB increased $354,000, or 85.7%, to $767,000 for the three months ended September 30, 2008 from $413,000 for the three months ended September 30, 2007. The average balance outstanding increased $55.5 million to $87.6 million for the three months ended September 30, 2008 from $32.1 million for the three months ended September 30, 2007. The weighted average rate decreased to 3.50% for the three months ended September 30, 2008 from 5.15% for the three months ended September 30, 2007.
     Noninterest income decreased 6.5%, or $24,000, to $348,000 for the three months ended September 30, 2008, from $372,000 over the same period in 2007. Deposit account fees increased $37,000 to $165,000 for the three months ended September 30, 2008 from $128,000 for the same period in 2007. ATM fees increased $11,000, or 13.3%, to $94,000 for the three months ended September 30, 2008 from $83,000 for the three months ended September 30, 2007 due to an increase in fees from increased use of debit cards. Commission income increased $8,000 to $13,000 for the three months ended September 30, 2008 from $5,000 for the three months ended September 30, 2007 due to an increase in brokerage and investment services. There was an $11,000 gain on the sale of other real estate owned during the three months ended September 30, 2008 as compared to no activity during the three months ended September 30, 2007. There was a $106,000 impairment loss on an investment during the quarter ended September 30, 2008 due to the Company’s investment in Triangle Capital Corporation, as compared to no activity over the same period in 2007. Income from bank owned life insurance decreased by $15,000, or 15.6%, to $81,000 for the three months ended September 30, 2008 from $96,000 for the three months ended September 30, 2007 due to a decrease in the crediting rate paid by the carriers. Other income increased $23,000 to $58,000 for the three months ended September 30, 2008 from $35,000 for the three months ended September 30, 2007 primarily due to an increase in income from the Company’s investment in Maryland Title Center LLC, as well as an increase in miscellaneous fees.
     Noninterest expense increased $390,000, or 18.2%, to $2.5 million for the three months ended September 30, 2008, from $2.1 million over the same period in 2007. Salaries and employee benefits increased $182,000, or 13.3%, to $1.6 million for the three months ended September 30, 2008 as compared to $1.4 million over the same period in 2007. This increase is attributable to annual merit increases, an increase in medical insurance and other employee benefits, and an increase in the supplemental executive retirement plan expense. Occupancy expense increased by $29,000, or 19.2%, to $180,000 for the three months ended September 30, 2008 from $151,000 for the same period in 2007 primarily due to depreciation expense on the new Fair Hill branch, as well as an increase in utilities expense. Equipment and data processing expenses increased $43,000, or 13.8%, to $354,000 for the three months ended September 30, 2008 from $311,000 for the three months ended September 30, 2007 primarily due to an increase in fees for the Company’s data service provider. Other expenses increased $136,000, or 43.6%, to $448,000 for the three months ended September 30, 2008 from $312,000 for the three months ended September 30, 2007, primarily as a result of increases in FDIC deposit insurance premiums, audit and accounting services, IT expense, loan collection and appraisal expense, and real estate and personal property taxes, partially offset by decreases in loan expense and ATM expense.
     Income tax expense for the three-month period ended September 30, 2008 and 2007 was $565,000 and $533,000, respectively, which equates to effective rates of 38.0% and 36.8% respectively.
Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007
     Net income for the nine month period ended September 30, 2008 increased $89,000, or 3.6%, to $2.6 million, compared to net income of $2.5 million for the same period in 2007. This increase is primarily the result of increases in net interest income and noninterest income and a decrease in income tax expense, partially offset by increases in the provision for loan losses and noninterest expense. Basic and diluted earnings per share both increased by 3.0% to $0.69 for the first nine months of 2008 from $0.67 for the same period in 2007. The earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. The annualized return on average assets and annualized return on average equity were 0.81% and 12.08%, respectively, for the nine month period ended September 30, 2008. This compares to an annualized return on average assets and annualized return on average equity of 0.91% and 13.03%, respectively, for the same period in 2007.
     Net interest income, the Company’s primary source of income, increased 11.6%, or $1.2 million, to $11.4 million for the nine months ended September 30, 2008, from $10.2 million over the same period in 2007. The weighted-average yield on interest earning assets decreased to 7.54% for the nine months ended September 30, 2008 from 8.22% for the nine months ended September 30, 2007. The weighted average rate paid on interest bearing liabilities decreased to 3.62% for the nine months ended September 30, 2008 from 4.24% for the nine months ended September 30, 2007. The interest rate spread and the net interest margin both decreased to 3.92% for the nine-month period ended September 30, 2008 from 3.98% and 4.03%, respectively, for the same period in 2007.
     Interest and fees on loans receivable increased by $1.1 million, or 5.2%, to $21.5 million for the nine months ended September 30, 2008 from $20.4 million for the nine months ended September 30, 2007. The average balance outstanding increased $51.7 million, or 15.9%, to $376.6 million for the nine months ended September 30, 2008 from $324.9 million for the nine months ended September 30, 2007. The weighted-average yield decreased to 7.60% for the nine months ended September 30, 2008 from 8.37% for the nine months ended September 30, 2007.
     Interest income on investment securities decreased $32,000, or 14.8%, to $185,000 for the nine months ended September 30, 2008 from $217,000 for the nine months ended September 30, 2007. The average balance outstanding decreased $1.1 million, or 18.6%, to $4.7 million for the nine months ended September 30, 2008 from $5.8 million for the nine months ended September 30, 2007. The weighted-average yield increased to 5.20% for the nine months ended September 30, 2008 from 4.98% for the nine months ended September 30, 2007.
     Dividends on FHLB and FRB stock increased $76,000 to $181,000 for the nine months ended September 30, 2008 from $105,000 for the same period in 2007. The weighted-average yield decreased to 4.92% for the nine months ended September 30, 2008 from 5.95% for the nine months ended September 30, 2007. The average balance outstanding increased $2.5 million, or 108.1%, to $4.9 million for the nine months ended September 30, 2008 as compared to $2.4 million for the nine months ended September 30, 2007.
     Other interest income, consisting of income on interest bearing deposits at banks and interest on outstanding official checks, decreased $47,000 to $34,000 for the nine months ended September 30, 2008 from $81,000 for the nine months ended September 30, 2007 due to a decrease in the fed funds interest rate, as well as a decline in the crediting rate of Money Gram Payment Systems.
     Interest expense on deposits decreased $1.2 million, or 13.8%, to $7.4 million for the nine months ended September 30, 2008 from $8.6 million for the nine months ended September 30, 2007. The average balance outstanding decreased $3.8 million, or 1.3%, to $282.5 million for the nine months ended September 30, 2008 from $286.3 million for the nine months ended September 30, 2007. The weighted-average rate decreased to 3.49% for the nine months ended September 30, 2008 from 3.99% for the nine months ended September 30, 2007.
     Interest expense on fed funds purchased increased by 100% to $13,000 for the nine months ended September 30, 2008. The average balance outstanding for the period was $578,000, with a weighted-average rate of 3.10%.
     Interest expense on advances from the FHLB increased $1.0 million, or 87.6%, to $2.2 million for the nine months ended September 30, 2008 from $1.2 million for the nine months ended September 30, 2007. The weighted average cost of funds decreased to 3.46% for the nine months ended September 30, 2008 from 5.26% for the nine months ended September 30, 2007. The average balance outstanding increased $56.0 million, or 184.8%, to $86.3 million for the nine months ended September 30, 2008 from $30.3 million for the nine months ended September 30, 2007.
     Noninterest income increased 17.3%, or $180,000, to $1.2 million for the nine months ended September 30, 2008, from $1.0 million over the same period in 2007. Deposit account fees increased $85,000 to $482,000 for the nine months ended September 30, 2008 from $397,000 for the same period in 2007. ATM fees increased $55,000, or 25.1%, to $274,000 for the nine months ended September 30, 2008 from $219,000 for the nine months ended September 30, 2007 due to an increase in fees from increased use of debit cards. Commission income increased $25,000 to $49,000 for the nine months ended September 30, 2008 from $24,000 for the nine months ended September 30, 2007 due to an increase in brokerage and investment services. Gain on sale of loans increased $68,000, or 94.4%, to $140,000 for the nine months ended September 30, 2008 from $72,000 for the nine months ended September 30, 2007. There was an $11,000 gain on the sale of other real estate owned during the nine months ended September 30, 2008 as compared to no activity during the nine months ended September 30, 2007. There was a $106,000 impairment loss on an investment during the nine months ended September 30, 2008 due to the Company’s investment in Triangle Capital Corporation, as compared to no activity over the same period in 2007. Income from bank owned life insurance decreased by $37,000, or 16.7%, to $185,000 for the nine months ended September 30, 2008 from $222,000 for the nine months ended

September 30, 2007 due to a decrease in the crediting rate paid by the carriers. Other income increased $79,000 to $185,000 for the nine months ended September 30, 2008 from $106,000 for the nine months ended September 30, 2007 primarily due to an increase in income from the Company’s investments in Maryland Title Center LLC, Triangle Capital Partners, and CBS Holdings LLC, a brokerage and investment and insurance services firm, as well as increases in rental income and miscellaneous fees.
     Noninterest expense increased $1.0 million, or 15.5%, to $7.5 million for the nine month period ended September 30, 2008 from $6.5 million for the nine months ended September 30, 2007. Salaries and employee benefits increased $593,000, or 14.3%, to $4.8 million for the nine months ended September 30, 2008 from $4.2 million over the same period in 2007. This increase is attributable to annual merit increases, an increase in medical insurance and other employee benefits, and an increase in the supplemental executive retirement plan expense. Occupancy expense increased by $69,000, or 14.9%, to $531,000 for the nine months ended September 30, 2008 from $462,000 for the same period in 2007 primarily due to depreciation expense on the new Fair Hill branch, as well as an increase in utilities expense. Equipment and data processing expenses increased $133,000, or 15.3%, to $1.0 million for the nine months ended September 30, 2008 from $872,000 over the same period in 2007 due to increased fees from the Company’s data service provider, partially offset by a decrease in depreciation expense on furniture, fixtures, and equipment. Other expenses increased $210,000, or 21.0%, to $1.2 million for the nine months ended September 30, 2008 from $999,000 for the nine months ended September 30, 2007, primarily as a result of increases in advertising, FDIC deposit insurance premiums, and loan collection expense, partially offset by decreases in audit and accounting fees, loan expense and miscellaneous expense.
     Income tax expense for the nine month period ended September 30, 2008 and 2007 was $1.6 million and $1.7 million, which equates to effective rates of 38.5% and 40.5% respectively. The decrease in the effective tax rate is due to the surrender of $1.9 million of bank owned life insurance during 2007.
Loans Receivable
     The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)

Type of Loan
Real estate loans:
Construction loans	$99,553	24.79%	$79,150	22.07%
One- to four-family residential and home equity	129,481	32.25	125,723	35.05
Multi-family residential	6,875	1.71	7,149	1.99
Land	4,422	1.10	3,262	0.91
Commercial	140,883	35.08	126,850	35.36

Commercial business loans	15,582	3.88	10,206	2.85

Consumer loans	4,781	1.19	6,364	1.77

Gross loans	401,577	100.00%	358,704	100.00%

Less: allowance for loan losses	(3,889)		(3,109)

Net loans receivable	$397,688		$355,595

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

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Non-accrual loans and leases	$7,330	$5,065
Loans and leases 90 days or more past due	0	0
Restructured loans and leases	0	0

Total nonperforming loans and leases	7,330	5,065
Other real estate owned, net	1,951	655

Total nonperforming assets	$9,281	$5,720

Nonperforming loans and leases to total loans and leases	1.83%	1.41%
Nonperforming assets to total assets	2.03	1.42
Allowance for loan losses to nonperforming loans and leases	53.06	61.38
Analysis of Allowance for Loan Losses
     The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on a careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first nine months of 2008, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.
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
     Management determined that the appropriate allowance for loan losses at September 30, 2008 was $3.9 million, (0.97% of total loans), an increase of $780,000, or 25.1%, from the $3.1 million allowance (0.87% of total loans) at December 31, 2007. Annualized net charge-offs for the first nine months of 2008 were 0.05% of average loans, as compared to 0.01% of average loans for the year 2007. The provision for loan losses required for the first nine months of 2008 and 2007 was $930,000 and $585,000, respectively.
     A summary of activity in the allowance is shown below.

	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007
	(In thousands)
Balance at beginning of period	$3,109	$2,217

Charge-offs:
Residential real estate	(188)	0
Commercial	(47)	(30)
Consumer	(37)	(40)

Total charge-offs	(272)	(70)

Recoveries:
Residential real estate	0	0
Commercial	110	0
Consumer	12	27

Total recoveries	122	27

Net charge-offs	(150)	(43)

Provision for loan losses	930	935

Balance at end of period	$3,889	$3,109

Net charge-offs to average loans outstanding during the period (annualized)	0.05%	0.01%
Allowance for loan losses to loans	0.97	0.87
Allowance for loan losses to nonperforming loans	53.06	61.38

Analysis of Deposits
     The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	September 30,	%	December 31,	%
	2008	Deposits	2007	Deposits
	(Dollars in thousands)

Regular checking	$24,050	7.12%	$17,764	6.65%
NOW accounts	18,801	5.57	15,927	5.96
Passbook	11,691	3.46	11,830	4.43
Statement savings	8,284	2.45	8,193	3.07
Money market	5,129	1.52	7,127	2.67
Holiday club	302	0.09	72	0.03
Certificates of Deposit	250,165	74.07	186,488	69.84
IRA Certificates of Deposit	14,655	4.34	14,010	5.25
Money Market Certificates	4,647	1.38	5,621	2.10

	$337,724	100.00%	$267,032	100.00%

Capital Adequacy
     Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. The following table sets forth applicable capital ratios of the Bank as of September 30, 2008 and December 31, 2007.

			Regulatory Minimums
	2008	2007	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	12.22%	13.05%	10.00%	8.00%

Tier 1 risk-based capital ratio	7.94%	8.41%	6.00%	4.00%

Tier 1 leverage ratio	7.02%	7.34%	5.00%	4.00%
     As of September 30, 2008 and December 31, 2007, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation under these regulations does not constitute a recommendation or endorsement of the Bank’s regulators.
Item 3. Qualitative and Quantitative Disclosures about Market Risk —
     Not Applicable
Item 4. Controls and Procedures —
     Not Applicable
Item 4T. Controls and Procedures —
     Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CECIL BANCORP, INC.
Date: November 7, 2008	By:	/s/ Mary B. Halsey
Mary B. Halsey
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Vice President and Chief Financial Officer