Form 10-K
period 2008-12-31
CECIL BANCORP INC
filed 2009-03-30
CIK 926865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number: 0-24926

CECIL BANCORP, INC.
(Exact name of Registrant as specified in its Charter)

Maryland	52-1883546
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

127 North Street, PO Box 568, Elkton, Maryland	21922-0568

Registrant’s telephone number, including area code: (410) 398-1650.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of March 27, 2009 the registrant had 3,689,346 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was approximately $15.3 million based on the closing sale price of $8.22 per share of the Registrant’s Common Stock on June 30, 2008. For purposes of this calculation, it is assumed that the 1,825,837 shares held by directors and officers of the Registrant are shares held by affiliates.

Documents Incorporated by Reference: Part III: Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting.

CECIL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2008

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Cecil Bancorp, Inc. (“Cecil Bancorp” or the “Company”) makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include:

•	Statements of goals, intentions, and expectations;
•	Estimates of risks and of future costs and benefits;
•	Assessments of loan quality, probable loan losses, liquidity, off-balance sheet arrangements, and interest rate risks; and
•	Statements of Cecil Bancorp’s ability to achieve financial and other goals.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•	monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government and other governmental initiatives affecting the financial services industry;
•

changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•

results of examinations of the Bank by federal and state banking regulators, including the possibility that such regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; and

•

other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K and in our other filings with the SEC.

Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Cecil Bancorp’s past results of operations do not necessarily indicate its future results.

PART I

Item 1. Business

General

Cecil Bancorp, Inc. (the “Company”) is the holding company for Cecil Bank (the “Bank”). The Company is a financial holding company subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is a Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank (“FHLB”) of Atlanta, and is an Equal Housing Lender. Its deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a Maryland commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

The Bank conducts it business through its main office in Elkton, Maryland, and branches in Elkton, North East, Fair Hill, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.

The Bank’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans while increasing its construction, commercial real estate, other commercial, and consumer lending portfolios; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. The Company offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC.

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold 11,560 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase 261,538 shares of the Company’s common stock to the United States Department of the Treasury for an aggregate purchase price of $11.560 million in cash, with $37,000 in offering costs, and net proceeds of $11.523 million. The Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The preferred stock may be redeemed by the Company after three years. Prior to the end of the three years, the preferred stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company.

The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $6.63 per share of common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of the Series A Preferred Stock shall be entitled to receive for each share of the Series A Preferred Stock, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to stockholders of the Company, subject to the rights of any creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock and any other stock of the Company ranking junior to the Series A Preferred Stock as to such distribution, payment in full in an amount equal to the sum of (i) the liquidation amount of $1,000 per share and (ii) the amount of any accrued and unpaid dividends, whether or not declared, to the date of payment.

The Company’s and the Bank’s principal executive office is at 127 North Street, Elkton, Maryland 21921, and its telephone number is (410) 398-1650. The Company maintains a website at www.cecilbank.com.

REGULATION, SUPERVISION, AND GOVERNMENTAL POLICY

Following is a brief summary of certain statutes and regulations that significantly affect the Company and the Bank. A number of other statutes and regulations affect the Company and the Bank but are not summarized below.

Holding Company Regulation. The Company is registered as a holding company under the Bank Holding Company Act of 1956 and, as such, is subject to supervision and regulation by the Federal Reserve. As a holding company, the Company is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. The Company is also subject to regular examination by the Federal Reserve.

The Bank Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of the Company are subject to these legal and regulatory limitations under the Bank Holding Company Act and Federal Reserve regulations.

The Company has elected to become a financial holding company within the meaning of the Gramm-Leach-Bliley Act. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Federal Reserve and the Treasury Department may authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may only remain a financial holding company as long as each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible.

If the Bank ceases to be “well capitalized” or “well managed,” the Company will not be in compliance with the requirements of the Bank Holding Company Act regarding financial holding companies. If a financial holding company is notified by the Federal Reserve of such a change in the ratings of any of its subsidiary banks, it must take certain corrective actions within specified time frames. Furthermore, if the Bank were to receive a CRA rating of less than “satisfactory,” then the Company would be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.

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

Under the Bank Holding Company Act of 1956, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

Under the Bank Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of the Company or the Bank. For purposes of the Bank Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

The Bank Holding Company Act permits the Federal Reserve to approve an application of bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than that holding company’s home state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Bank Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Bank Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The State of Maryland allows out-of-state financial institutions to establish branches in Maryland, subject to certain limitations.

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

The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. In a recent Supervisory Letter, the Federal Reserve staff has stated that, as a general matter, bank holding companies should eliminate cash dividends if net income available to shareholders for the past four quarters, net of dividends previously paid, is not sufficient to fully fund the dividend.

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

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the program by December 5, 2008 are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate of between

50 and 100 basis points of the amount of debt issued. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. The Bank is currently participating in both the Transaction Account Guarantee Program and the Debt Guarantee Program but Cecil Bancorp, Inc. will not remain in the Debt Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV have been assessed at annual rates of 10, 28 and 43 basis points, respectively.

For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV have been increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I at between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS would count as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the base assessment rate by more than 50%. The FDIC has further proposed to collect a special assessment of 20 basis points based on insured deposits as of June 30, 2009. The special assessment would be payable on September 30, 2009. The FDIC, however, has indicated that it will reduce the special assessment to 10 basis points if its line of credit from the U.S. Treasury is increased.

Regulatory Capital Requirements. The Federal Reserve has established guidelines for maintenance of appropriate levels of capital by bank holding companies and member banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted”

The regulations of the Federal Reserve in effect at December 31, 2008, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million that do not engage in a material amount of non-banking activities, conduct significant off-balance sheet activities or have outstanding a material amount of debt or equity securities that are registered with the SEC (other than trust preferred securities). The Company is, therefore, not subject to the Federal Reserves capital ratio requirements. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2008, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2008, required member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2008, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2008, the Bank was well capitalized as defined in the Federal Reserve’s regulations.

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

The Bank’s executive office, two branches, and financial and loan centers are in Elkton, Maryland, and additional Cecil County branches are located in North East, Fair Hill, Rising Sun, Cecilton, and Conowingo, Maryland. Elkton is the county seat, and has a population of approximately 12,000. The population of the Cecil County is approximately 86,000. Cecil County is located in the extreme northeast of the Chesapeake Bay, at the crux of four states - Maryland, Delaware, Pennsylvania, and New Jersey. Elkton is located about 50 miles from Philadelphia and Baltimore. One-fifth of the U.S. population resides within 300 miles of the County. Interstate I-95, the main north-south East Coast artery, bisects the County. In addition, the four lane U.S. 40 parallels the Interstate. Cecil County has over 200 miles of waterfront between five rivers and the Chesapeake Bay. Key employers include companies such as Air Products, ATK, DuPont, General Electric, W.L. Gore & Associates, IKEA and Terumo Medical, as well as State, County and Local Governments.

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

Loans and Mortgage Backed Securities

One to Four Family Residential Real Estate Lending. The Bank offers conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $350,000, on single-family properties located in the Bank’s primary market area. The Bank makes conventional mortgage loans, as well as loans guaranteed under the Rural Development Program of the Department of Agriculture (USDA Housing Loans). The Bank’s mortgage loan originations are generally for terms of 15, 20 and 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain “due-on-sale” clauses that permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. The Bank uses standard Federal Home Loan Mortgage Corporation (“FHLMC”) documents, to allow for the sale of loans in the secondary mortgage market. The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. Loans originated under Rural Development programs have loan-to-value ratios of up to 100% due to the guarantees provided by those agencies. The substantial majority of loans in the Bank’s loan portfolio have loan-to-value ratios of 80% or less.

The Bank offers adjustable-rate mortgage loans with terms of up to 40 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term. All newly originated residential adjustable rate mortgage loans have interest rate adjustments limited to three percentage points annually with no interest rate ceiling over the life of the loan. New loans also have an interest rate floor imbedded within the promissory note. Previously originated loans contain a limit of two percentage points annually and six percentage points over the life of the loan.

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

The Bank also originates conventional fixed-rate mortgages with terms of 15, 20, 30 or 40 years. The Bank has originated all fixed-rate mortgage loans in recent years for sale in the secondary mortgage market, and a substantial majority of all fixed-rate loans originated since 1990 have been sold, primarily to the FHLMC, with servicing retained by the Bank. Management assesses its fixed rate loan originations on an ongoing basis to determine whether the Bank’s portfolio position warrants the loans being sold or held in the Bank’s portfolio.

During the year ended December 31, 2008, the Bank originated $76.0 million in adjustable-rate mortgage loans and $8.1 million in fixed-rate mortgage loans. The Bank also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. The Bank offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

Construction and Land Loans. The Bank’s construction lending has primarily involved lending for construction of single-family residences, although the Bank does lend funds for the construction of commercial properties and multi-family real estate. All loans for the construction of speculative sale homes have a loan value ratio of not more than 80%. The Bank has financed the construction of non-residential properties on a case by case basis. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. Construction loans are underwritten on the basis of the estimated value of the property as completed.

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

Multi-Family and Commercial Real Estate Lending. The Bank originates loans on multi-family residential and commercial properties in its market area. Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans. The Bank’s permanent multi-family and commercial real estate loans are typically secured by retail or wholesale establishments, motels/hotels, service industries and industrial or warehouse facilities. The Bank has a concentration in commercial real estate loans secured by retail or wholesale establishments, with $46.3 million, or 11.3%, of the portfolio secured by these properties. Multi-family and commercial real estate loans generally have terms of 20 to 40 years, are either tied to the prime rate or have interest rate adjustments every one, three or five years. These adjustable rate loans have no interest rate change limitations, either annually or over the life of the loan. The loans are also subject to imbedded interest rate floors with no interest rate ceiling over the life of the loan. Multi-family and commercial mortgages are generally made in amounts not exceeding 80% of the lesser of the appraised value or purchase price of the property. Interest rates on commercial real estate loans are negotiated on a loan-by-loan basis.

Commercial Business Loans. The Bank offers commercial business loans and both secured and unsecured loans and letters of credit, or lines of credit for businesses located in its primary market area. Most business loans have a one year term, while lines of credit can remain open for longer periods. All owners, partners, and officers must sign the loan agreement. The security for a business loan depends on the amount borrowed, the business involved, and the strength of the borrower’s firm. Commercial business lending entails significant risk, as the payments on such loans may depend upon the successful operation or management of the business involved. Although the Bank attempts to limit its risk of loss on such loans by limiting the amount and the term, and by requiring personal guarantees of principals of the business (when additional guarantees are deemed necessary by management), the risk of loss on commercial business loans is substantially greater than the risk of loss from residential real estate lending.

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

The Bank’s consumer loans consist of automobile loans, deposit account loans, home improvement loans, and other consumer loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank’s loan portfolio. The Bank makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to the lesser of 100% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Bank makes deposit account loans for up to 90% of the amount of the depositor’s account balance. The maximum amount of the loan takes into consideration the amount of interest due. The term of the loan is either interest due monthly on demand, or a term loan not to exceed 5 years. The interest rate is 2% higher than the rate being paid on the deposit account. The Bank also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

Loan Solicitation and Processing. The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2008, the Bank’s loans to one borrower cannot exceed $8,932,000.

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

Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and general supply of money in the economy. In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank also receives servicing fees on the loan amount of the loans that it services. At December 31, 2008, the Bank was servicing $30.0 million in loans for other financial institutions. For the years ended December 31, 2008 and 2007, the Bank recognized gross servicing income of $100,000 and $96,000, respectively, and total loan fee income of $571,000 and $442,000, respectively.

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

Mortgage-backed securities, however, entail certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Bank to the risk that they will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Bank seeks to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven years or shorter maturity) mortgage-backed securities. At December 31, 2008, the Bank had no mortgage derivative products that met the definition of high risk mortgage securities.

Deposits and Borrowings

Deposits. Deposits are attracted principally from the Bank’s market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Bank also offers individual retirement accounts (“IRAs”). The Bank’s policies are designed primarily to attract deposits from local residents. To supplement local market deposits, the Bank has access to the national CD market through deposit brokers, including the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network and Finance 500, Inc. The Bank may use this market to meet liquidity needs. At December 31, 2008, the Bank had approximately $58.3 million in certificates of deposit that were obtained through the CDARS network, representing 20.0% of total certificates of deposit. Because CDARS deposits are considered brokered deposits, the Bank would not be able to accept or renew CDARS deposits without FDIC permission if the Bank were less than well capitalized. Interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings. Deposits historically have been the primary source of funds for the Bank’s lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are secured by the Bank’s stock in the FHLB or pledged assets. The Bank utilized advances from FHLB during the year. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

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

Based on data compiled by the FDIC as of June 30, 2008 (the latest date for which such information is available), the Bank had the second largest share of FDIC-insured deposits in Cecil County with approximately 23% and the 14th largest share of FDIC-insured deposits in Harford County with approximately 2%. This data does not reflect deposits held by credit unions with which the Bank also competes.

Employees

As of January 31, 2009, the Company and the Bank employed 92 persons. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Following are the locations of the Bank at December 31, 2008. The Company has no other locations.

Popular Name	Location
Main Office	127 North Street, Elkton, MD 21921
Cecil Financial Center*	135 North Street, Elkton, MD 21921
Loan Center	200 North Street, Elkton, MD 21921
Corporate Center	118 North Street, Elkton, MD 21921
North East*	108 North East Plaza, North East, MD 21901
Fair Hill	4434 Telegraph Road, Elkton, MD 21921
Rising Sun*	56 Rising Sun Towne Centre, Rising Sun, MD 21911
Turkey Point	1223 Turkey Point Road, North East, MD 21901
Cecilton	122 West Main Street, Cecilton, MD 21913
Crossroads*	114 E. Pulaski Hwy, Elkton, MD 21921
Aberdeen	3 W. Bel Air Avenue, Aberdeen, MD 21001
Conowingo	390 Conowingo Road, Conowingo, MD 21918
Downtown Havre de Grace	303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace	1609 Pulaski Highway, Havre de Grace, MD 21078

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008, through solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB, with quotations available on the OTC Bulletin Board. Stockholders received quarterly cash dividends totaling $0.10 per share in both 2008 and 2007. The ratio of dividends per share to diluted net income per share was 20.4% in 2008, compared to 10.9% for 2007. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Until the third anniversary of the issuance of the Series A Preferred Stock to the Treasury Department or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock without the consent of the Treasury Department. All per share amounts have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

The number of common shareholders of record was approximately 624 as of March 27, 2009, excluding stockholders who hold in nominee or “street name.”

Quarterly Stock Information (1)

	2008			2007
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st Quarter	$8.27	$9.90	$0.025	$8.75	$9.75	$0.025
2nd Quarter	8.22	9.05	0.025	9.00	10.43	0.025
3rd Quarter	6.45	8.25	0.025	9.00	9.50	0.025
4th Quarter	4.85	7.25	0.025	8.65	9.60	0.025
Total			$0.100			$0.100

(1) Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

During the year ended December 31, 2008, 11,589 shares of Cecil Bancorp common stock acquired on the open market by the Cecil Bancorp Employees’ Saving & Profit Sharing Plan (the “401(k) Plan”) were allocated to the accounts of participants in the 401(k) Plan prior to the date of filing of a registration statement for the 401(k) Plan. The Registrant did not receive any proceeds from these sales.

Item 6. Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
RESULTS OF OPERATIONS:
Interest Income	$29,451	$28,244	$21,646	$14,987	$10,427
Interest Expense	14,313	14,346	10,167	5,679	3,116
Net Interest Income	15,138	13,898	11,479	9,308	7,311
Provision for Loan Losses	3,405	935	665	625	370
Net Interest Income after Provision for Loan Losses	11,733	12,963	10,814	8,683	6,941
Noninterest Income	1,138	1,500	1,261	1,115	1,005
Noninterest Expenses	10,015	9,004	7,847	6,543	5,466
Income before Income Taxes	2,856	5,459	4,228	3,255	2,480
Income Tax Expense	1,005	2,059	1,520	1,193	948
Net Income	1,851	3,400	2,708	2,062	1,532

PER SHARE DATA: (1)
Basic Net Income Per Share	$.50	$.92	$.74	$.60	$.46
Diluted Net Income Per Share	.49	.92	.74	.60	.45
Dividends Declared	.10	.10	.10	.10	.10
Book Value (at year end) (2)	7.83	7.41	6.60	6.21	5.61
Tangible Book Value (at year end) (2), (3)	7.15	6.75	5.95	5.55	4.90

FINANCIAL CONDITION (at year end):
Assets	$492,397	$401,432	$347,451	$267,125	$200,380
Loans, net	401,749	355,595	310,083	233,307	173,790
Investment Securities	12,012	5,219	6,271	5,922	5,674
Deposits	364,551	267,032	270,604	198,207	140,841
Stockholders’ Equity	40,392	27,242	24,273	21,942	18,316

PERFORMANCE RATIOS (for the year):
Return on Average Assets	.42%	.92%	.91%	.89%	.89%
Return on Average Equity	6.47	13.28	11.70	10.54	8.70
Net Interest Margin	3.78	4.05	4.18	4.36	4.61
Efficiency Ratio (4)	61.53	58.48	61.59	62.77	65.73
Dividend Payout Ratio	20.41	10.87	13.51	16.67	22.22

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	6.56%	6.92%	7.81%	8.45%	10.23%
Allowance for Loan Losses to Loans	1.55	.87	.71	.74	.68
Nonperforming Assets to Total Assets	2.70	1.42	.46	1.21	1.06
Net Recoveries (Charge-offs) to Average Loans	(.05)	(.01)	(.07)	(.04)	.02

(1) All per share amounts have been adjusted to give retroactive effect for the two-for-one stock split approved by the Board of Directors on February 24, 2004, the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006, and the two-for-one stock split approved by the Board of Directors in March 2007.

(2) Book value is computed using the amount allocated to common stockholders, that is total stockholders’ equity, less the Series A Preferred Stock.

(3) Total stockholders’ equity less the Series A Preferred Stock, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.

(4) The Efficiency Ratio equals noninterest expenses as a percentage of net interest income plus noninterest income.

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

The Bank commenced operations in 1959 as a Federal savings and loan association and converted to a Maryland commercial bank in 2002. The Bank conducts its business through its main office in Elkton, Maryland, and branches in Elkton, North East, Fair Hill, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank, acts as leasing agent for the leased branches. The Bank offers a full range of brokerage and investment services through a relationship with Community Bankers Securities, LLC. The Bank’s business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.

Consolidated Average Balances, Yields and Rates (1)

	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Cost

Assets
Loans	$382,779	$28,951	7.56%	$331,021	$27,677	8.36%	$263,185	$21,174	8.05%
Investment securities	5,697	249	4.37	5,674	284	5.01	5,914	276	4.67
Other earning assets	12,096	251	2.08	6,845	283	4.12	5,551	196	3.53
Total earning assets	400,572	29,451	7.35	343,540	28,244	8.22	274,650	21,646	7.88
Other assets	35,196			26,442			21,795
Total assets	$435,768			$369,982			$296,445
Liabilities and Stockholders’ Equity:
Deposits	$301,982	10,311	3.41%	$280,899	11,213	3.99	$224,156	7,546	3.37%
FHLB advances	80,637	2,865	3.55	42,043	2,012	4.79	39,740	2,017	5.21
Fed funds purchased	433	13	3.10	0	0	0.00	0	0	0.00
Junior subordinated debentures	17,000	1,124	6.61	17,000	1,121	6.59	8,789	550	6.25
Total interest-bearing liabilities	400,052	14,313	3.58	339,942	14,346	4.22	272,685	10,167	3.73
Net interest income and spread		$15,138	3.77%		$13,898	4.00%		$11,479	4.15%
Noninterest-bearing liabilities	7,117			4,436			616
Total liabilities	407,169			344,378			273,301
Stockholders’ equity	28,599			25,604			34,144
Total liabilities and stockholders’ equity	$435,768			$369,982			$296,445

Net Interest Margin			3.78%			4.05%			4.18%
Average interest earning assets to interest bearing liabilities			100.13%			101.06%			100.72%

(1)	No tax equivalent adjustments were made.
(2)	Non-accrual loans are included in the average balances.

Comparison of Results of Operations

Net income decreased $1.5 million, or 45.6%, to $1.9 million for the year ended December 31, 2008, from $3.4 million for 2007. The decrease in net income is primarily the result of a $2.5 million, or 264.2%, increase in the provision for loan losses, a $1.0 million, or 11.2%, increase in noninterest expense, and a $362,000, or 24.1%, decrease in noninterest income, partially offset by a $1.2 million (8.9%) increase in net interest income and a $1.1 million (51.2%) decrease in income tax expense. Basic and diluted earnings per share for 2008 were $0.50 and $0.49, respectively, down $0.42 and $0.43, or approximately 45.7% and 46.7%, from corresponding 2007 basic and diluted earnings per share amounts of $0.92. Earnings per share calculations have been adjusted to give retroactive effect to the two-for-one stock split approved by the Board of Directors in March 2007. The return on average assets and return on average equity were 0.42% and 6.47%, respectively, for the year ended December 31, 2008. This compares to a return on average assets and the return on average equity of 0.92% and 13.28%, respectively, for 2007.

Net interest income, the Company’s primary source of income, increased $1.2 million, or 8.9%, to $15.1 million for the year ended December 31, 2008, from $13.9 million for the year ended December 31, 2007 primarily due to an increase in loan volume. The weighted average yield on interest-earning assets decreased to 7.35% for the year ended December 31, 2008 from 8.22% for the year ended December 31, 2007. The weighted average rate paid on interest bearing liabilities decreased to 3.58% for the year ended December 31, 2008 from 4.22% for the year ended December 31, 2007. The net interest spread decreased to 3.77% for 2008 from 4.00% for 2007 and the net interest margin decreased to 3.78% for 2007 from 4.05% for 2007.

Interest and fees on loans receivable increased by $1.3 million, or 4.6%, to $29.0 million for the year ended December 31, 2008 from $27.7 million for the year ended December 31, 2007. The increase is attributable to an increase in the average balance outstanding partially offset by a decline in the average yield earned. The average balance outstanding increased $51.8 million, or 15.6%, to $382.8 million for the year ended December 31, 2008 from $331.0 million for the year ended December 31, 2007. The weighted average yield decreased to 7.56% for the year ended December 31, 2008 from 8.36% for the year ended December 31, 2007.

Interest on investment securities decreased by $35,000, or 12.3%, to $249,000 for the year ended December 31, 2008 from $284,000 for the year ended December 31, 2007. The decrease is attributable to a decrease in the weighted average yield, partially offset by an increase in the average balance outstanding. The average balance outstanding increased $23,000 for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The weighted average yield decreased to 4.37% for the year ended December 31, 2008 from 5.01% for the year ended December 31, 2007.

Other earning assets consist of Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest bearing deposits with other banks. Dividends on Federal Home Loan and Federal Reserve Bank stock increased $18,000, or 10.4%, to $191,000 for the year ended December 31, 2008 from $173,000 for the year ended December 31, 2007 as a result of an increase in the average balance outstanding partially offset by a decrease in the weighted average yield. The average balance outstanding increased $1.8 million, or 61.8%, to $4.7 million for the year ended December 31, 2008 from $2.9 million for the year ended December 31, 2007. The weighted average yield decreased to 4.09% for the year ended December 31, 2008 from 5.98% for the year ended December 31, 2007. Interest on the interest bearing deposits with other banks decreased $50,000 to $60,000 for the year ended December 31, 2008 from $110,000 for the year ended December 31, 2007 as a result of a decrease in the weighted average yield, partially offset by an increase in the average balance outstanding. The weighted average yield decreased to 0.81% for the year ended December 31, 2008 from 2.77% for the year ended December 31, 2007. The average balance outstanding increased $3.5 million, or 87.6%, to $7.4 million for the year ended December 31, 2008 from $4.0 million for the year ended December 31, 2007.

Interest expense on deposits decreased $902,000, or 8.0%, to $10.3 million for the year ended December 31, 2008 from $11.2 million for the year ended December 31, 2007. The decrease was the result of a decrease in the average cost of funds partially offset by an increase in the average balance. The weighted average rate decreased to 3.41% for the year ended December 31, 2008 from 3.99% for the year ended December 31, 2007. The average balance outstanding increased $21.1 million, or 7.5%, to $302.0 million for the year ended December 31, 2008 from $280.9 million for the year ended December 31, 2007. Interest expense on fed funds purchased increased 100% to $13,000 for the year ended December 31, 2008. The average balance outstanding during the period was $433,000 and the weighted average rate paid was 3.10%. Interest expense on advances from the Federal Home Loan Bank of Atlanta increased $853,000, or 42.4%, to $2.9 million for the year ended December 31, 2008 from $2.0 million for the year ended December 31, 2007. The average balance outstanding increased $38.6 million, or 91.8%, to $80.6 million for the year ended December 31, 2008 from $42.0 million for the year ended December 31, 2007. The weighted average rate decreased to 3.55% for the year ended December 31, 2008 from 4.79% for the year ended December 31, 2007. Interest expense on junior subordinated debentures was approximately the same at $1.1 million, as the average balance remained the same and the interest rate increased by only 2 basis points.

Effect of Volume and Rate Changes on Net Interest Income

	2008 vs. 2007			2007 vs. 2006
	Increase	Due to Change		Increase	Due to Change
	or	In Average *		or	In Average *
(In thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans	$1,274	$4,071	$(2,797)	$6,503	$5,644	$859
Investment securities	(35)	1	(36)	8	(11)	19
Other interest-earning assets	(32)	152	(184)	87	50	37
Total Interest Income	1,207	4,386	(3,179)	6,598	5,629	969
Interest expense:
Interest bearing deposits	(902)	800	(1,702)	3,667	2,115	1,552
FHLB advances	853	1,475	(622)	(59)	116	(175)
Fed funds purchased	13	13	0	0	0	0
Junior subordinated debentures	3	0	3	571	540	31
Total Interest Income	(33)	2,329	(2,362)	4,179	2,723	1,456
Net Interest Income	$1,240	$2,057	$(817)	$2,419	$2,906	$(487)

________________

* Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $2.5 million to $3.4 million for the year ended December 31, 2008 from $935,000 for the year ended December 31, 2007 as a result of this analysis. (See “Allowance for Loan Losses.”)

Noninterest income decreased $362,000, or 24.1%, to $1.1 million for the year ended December 31, 2008 from $1.5 million for the year ended December 31, 2007. Deposit account fees increased $96,000, or 17.3%, to $650,000 for the year ended December 31, 2008 from $554,000 for the year ended December 31, 2007 due to growth in the portfolio. ATM fees increased $75,000 to $377,000 for the year ended December 31, 2008 from $302,000 for the year ended December 31, 2007. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Commission income increased $25,000 to $55,000 for the year ended December 31, 2008 from $30,000 for the year ended December 31, 2007. There was an $11,000 gain on the sale of other real estate owned during the year ended December 31, 2008 as compared to no activity during the same period in 2007. Gain on the sale of loans of $173,000 for the year ended December 31, 2008 was an increase of $59,000, or 51.8%, over the total of $114,000 for the year ended December 31, 2007. The Company recognized a loss of $618,000 on investments, consisting of a $125,000 loss on the sale of the AMF Intermediate Mortgage Fund and an additional $493,000 other than temporary impairment loss on its investments in Triangle Capital Corporation and the AMF Ultra Short Mortgage, Intermediate Mortgage, and Short U.S. Government Funds, for the year ended December 31, 2008, as compared to no such loss over the same period in 2007. Income from bank owned life insurance decreased by $63,000, or 19.8%, to $255,000 for the year ended December 31, 2008 from $318,000 for the year ended December 31, 2007 due to a decrease in crediting rates being paid by the insurance carriers. Other income increased $53,000, or 29.1%, to $235,000 for the year ended December 31, 2008 from $182,000 for the year ended December 31, 2007 primarily due to an increase in income from the Company’s investment in Maryland Title Center LLC, as well as an increase in miscellaneous fees, partially offset by a decrease in income from Triangle Capital Partners, a specialty finance company organized to provide financing solutions to lower middle market companies primarily located in the southeastern United States.

Noninterest expense increased $1.0 million, or 11.2%, to $10.0 million for the year ended December 31, 2008 from $9.0 million for the year ended December 31, 2007. The Company experienced an increase in salaries and employee benefits of $429,000, or 7.5%, to $6.1 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. This increase is attributable to annual merit increases and an increase in medical insurance benefits provided to employees. Occupancy expense increased $59,000, or 9.4%, to $689,000 for the year ended December 31, 2008 from $630,000 for the year ended December 31, 2007. This increase is due to an increase in utilities and depreciation expense on the new Fair Hill branch, partially offset by a decline in office building repairs and maintenance. Equipment and data processing increased $70,000, or 5.7%, to $1.3 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007 primarily due to an increase in the fees charged by the Bank’s data service processor, partially offset by declines in small equipment purchases and depreciation expense on furniture and equipment. Professional fees decreased $95,000, or 35.3%, to $174,000 for the year ended December 31, 2008 from $269,000 for the year ended December 31, 2007 primarily due to a decline in Sarbanes-Oxley Section 404 consulting fees, as well as a decrease in non-collection related attorney expenses. Other expenses increased $548,000, or 47.2%, to $1.7 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007, primarily due to increases in FDIC deposit insurance assessments, loan collection expense, advertising, real estate taxes, and supplies expense, partially offset by a decrease in loan expense. The Company anticipates an increase in deposit insurance expense during 2009 due to planned increases in the FDIC assessment rate and a planned special assessment of 20 basis points.

Income tax expense for the years ended December 31, 2008 and 2007 was $1.0 million and $2.1 million, respectively, which equates to effective rates of 35.2% and 37.7%, respectively.

Comparison of Financial Condition

The Company’s assets increased by $91.0 million, or 22.7%, to $492.4 million at December 31, 2008 from $401.4 million at December 31, 2007 primarily due to growth in loans, cash and cash equivalents, and investment securities available-for-sale. The loans receivable portfolio increased by $49.4 million, or 13.8%, to $408.1 million at December 31, 2008 from $358.7 million at December 31, 2007. The increase in loans is due to the Company’s growth strategy and the marketing efforts of the business development and loan departments. During the period, we realized a $24.3 million (30.7%) increase in construction loans, a $16.3 million (12.8%) increase in commercial real estate loans, a $5.8 million (56.7%) increase in commercial business loans, a $3.9 million (3.1%) increase in 1-4 family residential mortgage and home equity loans, and a $1.4 million (43.7%) increase in land loans, partially offset by a $1.9 million (30.6%) decrease in consumer loans. The allowance for loan losses increased by $3.2 million, or 103.1%, to $6.3 million at December 31, 2008 from $3.1 million at December 31, 2007. The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. (See “Allowance for Loan Losses” below.) Cash and interest-bearing deposits with banks increased $35.9 million to $41.4 million at December 31, 2008 from $5.5 million at December 31, 2007 primarily due to the excess cash obtained from the increase in the deposit portfolio and the sale of the Series A Preferred Stock, partially offset by increases in the loan and investment portfolios.

Investment securities available-for-sale increased by $9.2 million to $11.7 million at December 31, 2008 from $2.5 million at December 31, 2007 due to purchases made with the funds received from the growth in the deposit portfolio, partially offset by other than temporary declines in the market value of the investment in Triangle Capital Corporation and the Shay mutual funds. Investment securities held-to-maturity decreased by $2.4 million, or 89.1%, to $300,000 at December 31, 2008 from $2.7 million at December 31, 2007 due to a security that matured during the year that was not renewed. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, decreased by $832,000, or 17.5%, to $3.9 million at December 31, 2008 from $4.8 million at December 31, 2007 due to the decrease in FHLB advances, which requires a decrease in FHLB stock as mandated by the Federal Home Loan Bank of Atlanta. Other real estate owned increased $2.2 million to $2.8 million at December 31, 2008 from $655,000 at December 31, 2007 due to the acquisition of additional properties in satisfaction of loans receivable. Other intangible assets, consisting entirely of mortgage servicing rights, increased by $89,000, or 37.1%, to $329,000 at December 31, 2008 from $240,000 at December 31, 2007, primarily due to the continued sale of loans with servicing retained during 2008. Bank owned life insurance increased $255,000, or 3.4%, to $7.8 million at December 31, 2008 from $7.5 million at December 31, 2007 due to the increase in the cash surrender value during the year. Other assets increased $232,000, or 4.1%, to $5.9 million at December 31, 2008 from $5.6 million at December 31, 2007, primarily due to an increase of $1.9 million in the Company’s deferred tax asset partially offset by a decline from the $1.7 million receivable at December 31, 2007 from Money Gram Payment Systems, the Company’s third party official check processing agent, that was received in January 2008.

The Company’s liabilities increased $77.8 million, or 20.8%, to $452.0 million at December 31, 2008 from $374.2 million at December 31, 2007. Deposits increased $97.5 million, or 36.5%, to $364.5 million at December 31, 2008 from $267.0 million at December 31, 2007. NOW and money market accounts increased by $4.8 million (16.7%), savings accounts decreased by $117,000 (0.6%), national certificates of deposit increased by $93.0 million, local certificates of deposit decreased by $1.9 million (1.3%), and checking accounts increased by $1.7 million (9.6%). Other liabilities increased $1.0 million, or 17.8%, to $6.7 million at December 31, 2008 from $5.7 million at December 31, 2007, primarily due to increases in the liability to fund the supplement executive retirement plan, accrued interest on national certificates of deposit, and accrued FDIC premiums, partially offset by decreases in the liability owed to

MoneyGram Payment Systems to clear official checks written by the Bank and income taxes payable. Advances from the Federal Home Loan Bank of Atlanta decreased $20.7 million, or 24.5%, to $63.8 million at December 31, 2008 from $84.5 million at December 31, 2007 primarily due to repayments with the excess cash received from the increase in deposits.

The Company’s stockholders’ equity increased by $13.2 million, or 48.3%, to $40.4 million at December 31, 2008 from $27.2 million at December 31, 2007. This increase is primarily the result of the Series A Preferred Stock issued to the United States Department of the Treasury for an aggregate purchase price of $11.6 million in cash as part of the Troubled Asset Relief Program Capital Purchase Program, as well as net income of $1.9 million, net of cash dividends of $0.10 per share, or $368,000.

Loans Receivable

The Bank’s total gross loans grew $49.4 million, or 13.8%, during 2008. During the period, we realized a $24.3 million (30.7%) increase in construction loans, a $16.3 million (12.8%) increase in commercial real estate loans, a $5.8 million (56.7%) increase in commercial business loans, a $3.9 million (3.1%) increase in 1-4 family residential mortgage and home equity loans, and a $1.4 million (43.7%) increase in land loans, partially offset by a $1.9 million (30.6%) decrease in consumer loans. The following table shows the composition of the loan portfolio at December 31.

(In thousands)	2008	2007	2006	2005	2004
Real estate loans:
Construction	$103,407	$79,150	$73,782	$16,414	$14,556
1-4 family residential and home equity	129,581	125,723	109,151	86,334	69,012
Multi-family residential	6,852	7,149	6,679	4,523	4,422
Land	4,687	3,262	2,805	3,477	2,182
Commercial	143,126	126,850	102,348	45,338	26,174
Total real estate loans	387,653	342,134	294,765	156,086	116,346
Commercial business loans	15,995	10,206	10,755	67,277	49,474
Consumer loans	4,415	6,364	6,780	11,682	9,159
Gross loans	408,063	358,704	312,300	235,045	174,979
Less allowance for loan losses	(6,314)	(3,109)	(2,217)	(1,738)	(1,189)
Net loans	$401,749	$355,595	$310,083	$233,307	$173,790

Loan classifications beginning with December 31, 2006 in the two preceding tables have been prepared using call report rules, which generally classify loans secured by real estate as real estate loans, regardless of the loans’ primary purpose. Categories for prior years have not been restated, and reflect classification of commercial purpose loans secured by real estate as commercial business loans.

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2008. Balances are not reduced for loans in process or discounts.

	At December 31, 2008
	Remaining Maturities of Selected Credits in Years
(Dollars in thousands)	1 or Less	Over 1-5	Over 5	Total
Real estate:
Mortgage	$165,579	$183,505	$6,896	$355,980
Home equity and second mortgages	21,531	6,109	4,033	31,673
Commercial	12,279	3,365	351	15,995
Consumer	1,943	2,037	435	4,415
Total	$201,332	$195,016	$11,715	$408,063

Rate Terms:
Fixed	$4,366	$6,262	$11,331	$21,959
Variable or adjustable	196,966	188,754	384	386,104
Total	$201,332	$195,016	$11,715	$408,063

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on a careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the year ended December 31, 2008, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

Management determined that the appropriate allowance for loan losses at December 31, 2008 was $6.3 million, (1.55% of total loans), an increase of $3.2 million, or 103.1%, from the $3.1 million allowance (0.87% of total loans) at December 31, 2007. Net charge-offs were 0.05% of average loans in 2008, while net charge-offs were 0.01% of average loans in 2007. The provision for loan losses required for 2008 was $3.4 million, up $2.5 million (264.2%), from $935,000 in 2007.

A summary of activity in the allowance is shown below.

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Balance of allowance, January 1	$3,109	$2,217	$1,738	$1,189	$786
Loan and lease charge-offs:
Real estate	(189)	0	(35)	(5)	0
Commercial loans	(97)	(30)	(121)	(29)	(9)
Consumer	(42)	(40)	(92)	(86)	(63)
Total charge-offs	(328)	(70)	(248)	(120)	(72)
Loan and lease recoveries:
Real estate	0	0	0	0	0
Commercial loans	110	0	14	0	0
Consumer	18	27	48	44	105
Total recoveries	128	27	62	44	105
Net (charge-offs) recoveries	(200)	(43)	(186)	(76)	33
Provision for loan losses	3,405	935	665	625	370
Balance of allowance, December 31	$6,314	$3,109	$2,217	$1,738	$1,189

Net (charge-offs) recoveries to average loans and leases	(0.05)%	(0.01)%	(0.07)%	(0.04)%	0.02%
Allowance to total loans and leases	1.55%	0.87%	0.71%	0.74%	0.68%

The following table presents a five year history of the allocation of the allowance for loan losses, reflecting the methodology described above, along with the percentage of total loans in each category. The increase in the allowance for 2008 was primarily the result of larger reserves for commercial business loans and non-accrual loans, and to a lesser extent construction loans and commercial real estate loans.

	December 31
	2008		2007		2006		2005		2004
		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix
Amount applicable to:
Real estate loans:
Construction	$2,756	25%	$1,744	22%	$661	9%	$469	7%	$216	8%
1-4 family residential and home equity	200	32	194	35	123	29	118	37	170	39
Multi-family residential	0	2	0	2	0	2	0	2	0	3
Land	63	1	52	1	33	1	98	1	78	1
Commercial	1,248	35	931	35	589	28	410	19	94	15
Total Real Estate Loans	4,267	95	2,921	95	1,406	69	1,095	66	558	66
Commercial business loans	1,806	4	64	3	659	26	446	29	424	28
Consumer Loans	241	1	124	2	152	5	197	5	207	6
Total allowance	$6,314	100%	$3,109	100%	$2,217	100%	$1,738	100%	$1,189	100%

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

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Non-accrual loans and leases (1)	$10,459	$5,065	$1,382	$2,818	$2,092
Loans and leases 90 days past due	0	0	211	18	28
Restructured loans and leases	0	0	0	0	0
Total non-performing loans and leases (2)	10,459	5,065	1,593	2,836	2,120
Other real estate owned, net	2,843	655	0	385	0
Total non-performing assets	$13,302	$5,720	$1,593	$3,221	$2,120

Non-performing loans and leases to total loans	2.56%	1.41%	0.51%	1.21%	1.22%
Non-performing assets to total assets	2.70%	1.42%	0.46%	1.21%	1.06%
Allowance for loan and lease losses to non-performing loans and leases	60.37%	61.38%	139.17%	61.28%	56.08%

(1) Gross interest income that would have been recorded in 2008 if non-accrual loans and leases had been current and in accordance with their original terms was $1,004,000, while interest actually recorded on such loans was $380,000.

(2) Performing loans considered potential problem loans, as defined and identified by management, amounted to $13,142,000 at December 31, 2008.  Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Loans classified as nonaccrual totaled $10.5 million, or 2.56% of total loans at December 31, 2008, compared with $5.1 million or 1.41% at December 31, 2007. Major factors contributing to the increase were a $2.3 million increase in construction, land development, and other land loans, a $1.9 million increase in loans secured by 1-4 family residential properties and a $1.9 million increase in commercial real estate loans, partially offset by a $500,000 decline in multifamily residential properties.

Investment Securities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of U.S. Government and Agency securities and mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”) including Freddie Mac and Fannie Mae. The Bank has also invested in various mutual funds that invest in securities that the Bank is permitted to invest in directly, including the AMF Intermediate Mortgage, Ultra Short Mortgage, and Short U.S. Government Funds, which invest in agency and private label mortgage-backed securities. As a result of the current housing and credit crises, the market values of certain of these Funds’ holdings have declined precipitously over the past year and the Fund manager has prohibited cash redemptions. In light of these circumstances, the Company determined that the decline in the net asset value of these Funds was other-than temporary and wrote down its investment in these funds by $387,000. The Bank has also invested in the equity securities of Triangle Capital Corporation, a publicly traded business development/small business investment company that makes debt and equity investments in middle-market companies in the Southeastern states.Based on the current economic conditions, the duration of time that the security has been in a continuous loss position, and the magnitude of the loss, the Company determined that the decline in value was other than temporary and wrote down its investment in this security by $106,000. As a member of the Federal Reserve and FHLB system, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta.

The composition of investment securities at December 31 is shown below.

(Dollars in thousands)	2008	2007	2006
Available-for-Sale:(1)
Mutual Funds-AMF Intermediate Mortgage Fund	$176	$630	$631
Mutual Funds-AMF Ultra Short Mortgage Fund	571	753	744
Mutual Funds-AMF Short U.S. Government Fund	686	758	741
Equity Securities	193	213	277
FNMA Discount Note	9,999	—	—
Mortgage-backed Securities	87	116	141
Total	11,712	2,470	2,534

Held-to-Maturity:
U.S. Government and Agency (2)	250	2,749	3,737
Other	50	—	—
Total	300	2,749	3,737
Total Investment Securities (3)	$12,012	$5,219	$6,271

(1) At estimated fair value.

(2) Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.

(3) The outstanding balance of no single issuer, except for U.S. Government, U.S. Government Agency, and FNMA securities, exceeded ten percent of stockholders’ equity at December 31, 2008, 2007 or 2006.

Contractual maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2008 are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	One Year or Less		Over Ten Years		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
Mortgage Backed Securities	$—	—%	$87	6.42%	$87	6.42%
FNMA Discount Note	9,999	2.11%	—	—	9,999	2.11
Held-to-Maturity:
U.S. Government and Agency	250	3.29%	—	—	250	3.29
Total Debt Securities	$10,249	2.14%	$87	6.42%	$10,336	2.17%

Deposits

The following table sets forth the average dollar amount of deposits in the various types of accounts at December 31:

	2008			2007
		Weighted			Weighted
	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total	Balance	Rate	Total
NOW and Money Market Accounts	$31,595	2.27%	10.46%	$25,216	1.68%	8.98%
Savings accounts	20,118	0.76	6.66	20,603	0.75	7.33
Term Certificates	228,601	3.71	75.70	216,091	4.95	76.93
Checking Accounts	21,668	0.00	7.18	18,989	0.00	6.76
Total Deposits	$301,982		100.00%	$280,899		100.00%

	2006
		Weighted
	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total
NOW and Money Market Accounts	$23,338	1.77%	10.41%
Savings accounts	19,464	0.75	8.68
Term Certificates	162,663	4.65	72.57
Checking Accounts	18,691	0.00	8.34
Total Deposits	$224,156		100.00%

Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (in thousands):

2008				2007
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$0	Demand	Variable	Overnight	$20,570	Demand	Variable	Overnight
286	2010	3930	Fixed	429	2010	3.930	Fixed
10,000	2012	5.060	Fixed	10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,786				$84,499

2006
	Maturity
Amount	Date	Rate	Type

$6,060	Demand	Variable	Overnight
571	2010	3.93	Fixed
14,000	2007	5.32	30 Day
10,000	2007	5.36	30 Day
$30,631

The following table sets forth information concerning short-term borrowings, which consisted primarily of advances from the Federal Home Loan Bank of Atlanta during the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2008	2007	2006

Average outstanding	$16,371	$22,500	$36,075
Maximum amount outstanding at any month-end during the year	$31,349	$32,730	$52,935
Weighted average interest rate during the year	2.77%	5.38%	5.46%
Total short-term borrowings at year end	$0	$20,570	$30,060
Weighted average interest rate at year end	0.00%	4.40%	5.37%

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

The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. Due to the current interest rate environment, the Company did not perform analysis on decreases of 200 and 300 basis points as of December 31, 2008. This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2008, this analysis indicated that a shock decrease of 100 basis points would decrease the market value of portfolio equity by 13.37%, while interest rate shock increases of 100, 200 and 300 basis points would decrease the market value of portfolio equity by 11.27%, 9.80%, and 9.55%, respectively. These models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2008, this analysis indicated that a shock decrease of 100 basis points would increase net interest income by 2.49%. An interest rate shock increase of 100 basis points would decrease net interest income by 0.28%, while increases of 200 and 300 basis points would increase net interest income by 0.11% and 0.44%, respectively.

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

Cash and cash equivalents increased $35.9 million during 2008. This increase was the result of $88.0 million in cash provided by financing activities and $6.5 million in cash provided by operating activities, partially offset by $58.6 million in cash used by investing activities.

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

The Bank’s time deposits of $100,000 or more represented 25.60% of total deposits at December 31, 2008, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(Dollars in thousands)	less	to 6	to 12	12	TOTAL

Time deposits-$100 thousand or more	$42,608	$18,690	$25,066	$6,964	$93,328

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s and the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. As of December 31, 2008, since the Company had total assets less than $500 million, the capital adequacy requirements do not apply on a consolidated basis. At December 31, 2008, the Bank exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 14.64%, a tier 1 risk-based capital ratio of 10.24%, and a tier 1 leverage ratio of 8.64%. See Note 13 “Regulatory Matters” in the notes to the consolidated financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued when it is probable that Cecil Bancorp will not collect all principal and interest payments according to the loan’s contractual terms.

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

Cecil Bancorp’s systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under “Allowance for Loan Losses” and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2008, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $367,700 in the recommended allowance, assuming no change in other elements considered in the methodology.

Other Than Temporary Impairment of Securities. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

As of December 31, 2008, with the exception of the Bank’s investments in Triangle Capital Corporation and the AMF Intermediate Mortgage, Ultra Short Mortgage, and Short U.S. Government Funds, as described in the Investment Securities section above, we concluded that any unrealized losses in the available-for-sale portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent and ability to hold these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

Income Taxes. The Company accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider the Company to be a single reporting unit. Accordingly, all of the goodwill is associated with the entire Company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require us to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cecil Bancorp, Inc.

Elkton, Maryland

We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 19, 2009

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(dollars in thousands, except per share data)

ASSETS
	2008	2007

Cash and due from banks	$4,627	$1,205
Interest bearing deposits with banks	36,793	4,306
Investment securities:
Securities available-for-sale at fair value	11,712	2,470
Securities held-to-maturity (fair value of $300 in 2008 and $2,753 in 2007)	300	2,749
Restricted investment securities – at cost	3,918	4,750
Loans receivable	408,063	358,704
Less: Allowance for loan losses	(6,314)	(3,109)
Net loans receivable	401,749	355,595
Other real estate owned	2,843	655
Premises and equipment, net	12,071	11,997
Accrued interest receivable	2,225	2,122
Goodwill	2,182	2,182
Other intangible assets	329	240
Bank owned life insurance	7,787	7,532
Other assets	5,861	5,629
TOTAL ASSETS	$492,397	$401,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$364,551	$267,032
Other liabilities	6,668	5,659
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,786	84,499
Total liabilities	452,005	374,190

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2008 and zero shares in 2007	10,786	—
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,686,580 shares in
2008 and 3,678,286 shares in 2007	37	37
Additional paid in capital	12,234	11,441
Retained earnings	17,339	15,856
Accumulated other comprehensive loss	(4)	(92)
Total stockholders’ equity	40,392	27,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,397	$401,432

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(dollars in thousands, except per share data)

	2008	2007
INTEREST INCOME:
Interest and fees on loans	$28,951	$27,677
Interest on investment securities	249	284
Dividends on FHLB and FRB stock	191	173
Other interest-earning assets	60	110

Total interest income	29,451	28,244

INTEREST EXPENSE:
Interest expense on deposits	10,311	11,213
Interest expense on junior subordinated debentures	1,124	1,121
Interest expense on advances from Federal Home Loan Bank of Atlanta	2,865	2,012
Interest expense on fed funds purchased	13	—

Total interest expense	14,313	14,346

NET INTEREST INCOME	15,138	13,898

PROVISION FOR LOAN LOSSES	3,405	935

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,733	12,963

NONINTEREST INCOME:
Deposit account fees	650	554
ATM fees	377	302
Commission income	55	30
Gain on sale of other real estate owned	11	—
Gain on sale of loans	173	114
Loss on investments	(618)	—
Income from bank owned life insurance	255	318
Other	235	182

Total noninterest income	1,138	1,500

NONINTEREST EXPENSE:
Salaries and employee benefits	6,143	5,714
Occupancy expense	689	630
Equipment and data processing expense	1,301	1,231
Professional fees	174	269
Other	1,708	1,160

Total noninterest expense	10,015	9,004

INCOME BEFORE INCOME TAXES	2,856	5,459

INCOME TAX EXPENSE	1,005	2,059

NET INCOME	$1,851	$3,400

Earnings per common share - basic	$0.50	$0.92

Earnings per common share - diluted	$0.49	$0.92

Dividends declared per common share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCES AT JANUARY 1, 2007	$—	$18	$11,460	$12,824	$(29)	$24,273

Comprehensive income:
Net income	—	—	—	3,400	—	3,400
Other comprehensive loss, net of
tax effects of $40 (unrealized losses
on securities of $103)	—	—	—	—	(63)	(63)
Total comprehensive income	—	—	—	—	—	3,337
Cash dividends declared	—	—	—	(368)	—	(368)
2-for-1 stock split	—	19	(19)	—	—	—

BALANCES AT DECEMBER 31, 2007	—	37	11,441	15,856	(92)	27,242

Comprehensive income:
Net income	—	—	—	1,851	—	1,851
Other comprehensive income, net of
tax effects of $56 (unrealized losses
on securities of $762, adjusted for
a reclassification adjustment for losses
of $618)	—	—	—	—	88	88
Total comprehensive income	—	—	—	—	—	1,939
Cash dividends declared	—	—	—	(368)	—	(368)
Stock purchased by dividend	—
reinvestment plan	—	—	32	—	—	32
Stock options exercised	—	—	24	—	—	24
Sale of preferred stock, net of issuance costs of $37	11,523	—	—	—	—	11,523
Issuance of warrants for 261,538
shares of common stock	(737)	—	737	—	—	—

BALANCES AT DECEMBER 31, 2008	$10,786	$37	$12,234	$17,339	$(4)	$40,392

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(dollars in thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,851	$3,400
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	524	490
Provision for loan losses	3,405	935
Gain on sale of loans	(173)	(114)
Gain on sale of real estate owned	(11)	—
Loss on investments	618	—
Gain on disposal of premises and equipment	(3)	—
Increase in cash surrender value of bank owned life insurance	(255)	(318)
Deferred income taxes	(1,865)	(977)
Excess servicing rights	(127)	(87)
Reinvested dividends on investments	(27)	(65)
Originations of loans held for sale	(9,302)	(6,337)
Proceeds from sales of loans held for sale	9,383	6,376
Net change in:
Accrued interest receivable and other assets	1,474	(2,091)
Other liabilities	1,009	716
Net cash provided by operating activities	6,501	1,928

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investment securities available-for-sale	(12,094)	—
Purchase of investment securities held-to-maturity	(545)	(3,719)
Proceeds from sales, maturities, calls and principal payments
of investment securities available-for-sale	2,430	26
Proceeds from maturities, calls and principal payments
of investment securities held-to-maturity	3,000	4,750
Net redemption (purchase) of stock in Federal Home Loan Bank	832	(2,368)
Net increase in loans	(51,965)	(47,026)
Proceeds from sale of real estate owned	320	—
Proceeds from sale of premises and equipment	5	—
Purchase of bank owned life insurance	(779)	(3,163)
Surrender of bank owned life insurance	779	1,863
Purchases of premises and equipment - net	(592)	(3,283)
Net cash used by investing activities	(58,609)	(52,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	97,519	(3,572)
Net (decrease) increase in advances from Federal Home Loan Bank:
Short-term	(20,570)	14,510
Long-term	(143)	39,358
Proceeds from issuance of preferred stock, net of issuance costs	11,523	—
Proceeds from issuance of common stock	56	—
Payments of cash dividends	(368)	(368)
Net cash provided by financing activities	88,017	49,928

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(dollars in thousands)

	2008	2007

Increase (decrease) in cash and cash equivalents	$35,909	$(1,064)

Cash and cash equivalents at beginning of year	5,511	6,575

Cash and cash equivalents at end of year	$41,420	$5,511

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$3,125	$3,208
Cash paid for interest	$14,101	$14,117

Supplemental disclosure of noncash investing and financing activities:

Transfer of loans receivable to other real estate owned	$2,496	$655

Interest capitalized during the period	$69	$—

Sale of other real estate owned:
Carrying value	$309	$—
Gain on sale	11	—

Cash received from sale	$320	$—

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Cecil Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Cecil Financial Services Corporation, Cecil Properties, Inc., 3106 Emmorton Road, LLC, 1223 Turkey Point Road, LLC, and Cecil Bank (the “Bank”), together with its subsidiary, Cecil Service Corporation, conform to accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008. The following is a summary of the more significant accounting policies:

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

Restricted Investment Securities

Restricted investment securities consist of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company’s stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank’s common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2008 and 2007, the Company met all stock ownership requirements set forth by the FRB and FHLB.

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

Loans Held for Sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2008 and 2007.

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

Income Taxes

Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse. We recognize interest and penalties related to income tax matters in other noninterest expense.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $148,000 and $96,000 for the years ended December 31, 2008 and 2007, respectively.

Earnings Per Share

Basic earnings per share (EPS) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. Earnings per share have been calculated to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007. As of December 31, 2008 and 2007, there were no anti-dilutive options excluded from the earnings per share calculation.

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, under the prospective method on January 1, 2006. Among other things, SFAS 123(R) eliminates the ability to account for stock-based compensation using Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be recognized as compensation cost in the income statement based on their fair value on the date of grant.

There were no options granted or vested during the two years ended December 31, 2008.

Comprehensive Income

The Company reports comprehensive income which includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

Transfers of Financial Assets

The Company accounts for transfers and servicing of financial assets in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement of SFAS 125). Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the

Company only has one operating segment, which is commercial banking. The chief operating decision-makers use consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The implementation of SFAS 162 did not have a material impact on its consolidated financial statements.

3.	INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at December 31, 2008 and 2007 are summarized in the following table (in thousands).

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$747	$—	$—	$747
Mutual funds - U.S. Government securities	686	—	—	686
Equity securities	226	—	33	193
FNMA discount note	9,966	33	—	9,999
Mortgage-backed securities	93	—	6	87
	$11,718	$33	$39	$11,712

Held-to-Maturity:
Other	$50	$—	—	$50
U. S. Treasury securities and obligations	250	—	—	250
	$300	$—	$—	$300

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$1,435	$—	$52	$1,383
Mutual funds - U.S. Government securities	760	—	2	758
Equity securities	306	—	93	213
Mortgage-backed securities	120	—	4	116
	$2,621	$—	$151	$2,470

Held-to-Maturity:
U. S. Treasury securities and obligations	$2,749	$4	$—	$2,753

At December 31, 2008 and 2007, investment securities with a carrying value of $250,000 and $2.8 million, respectively, were pledged to secure deposits of municipalities. At December 31, 2008, investment securities with a carrying value of $10.0 million were pledged to secure advances from the Federal Home Loan Bank of Atlanta.

The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income. At December 31, 2008, a deferred tax asset of $2,000 and accumulated other comprehensive loss of $4,000 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2007, a deferred tax asset of $58,000 and accumulated other comprehensive loss of $92,000 relate to the unrealized holding loss on available-for-sale securities.

The U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2008, by contractual maturities, are due within one year. All mortgage-backed securities at December 31, 2008, by contractual maturities, are due after ten years. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

As of December 31, 2008, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Equity securities	$193	$33	$—	$—	$193	$33
Mortgage-backed securities	—	—	87	6	87	6
	$193	$33	$87	$6	$280	$6

The securities with unrealized holding losses are impaired due to declines in fair value resulting from changes in interest rates. None of these securities have exhibited a decline in value due to changes in credit risk. Additionally, the Company has the intent and ability to hold the mortgage-backed securities until they mature, and the equity securities until the foreseeable future, and does not expect to realize losses on any of the investments. Therefore, management does not consider the declines in fair value to be other than temporary.

The Company sold mutual funds with an amortized cost of $375,000 for $250,000, thereby recording a realized loss of $125,000 during the year ended December 31, 2008. The Company also recorded an other than temporary impairment loss of $493,000 on its investments in mutual funds and equity securities during the year ended December 31, 2008. There were no sales of investment securities during the year ended December 31, 2007.

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. A summary of loans (in thousands) follows:

	2008	2007
Real estate loans:
1 - 4 dwelling units and home equity	$130,311	$126,725
5 or more	6,852	7,149
Nonresidential	143,126	126,850
Land	4,687	3,262
Construction	118,571	95,954
	403,547	359,940
Commercial loans	15,995	10,206
Consumer loans	4,415	6,364

Gross loans	423,957	376,510
Less:
Undisbursed proceeds on loans in process	(15,164)	(16,804)
Deferred loan fees and costs	(730)	(1,002)

Loans receivable	$408,063	$358,704

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

	2008	2007

Balance at beginning of year	$15,431	$10,687
New loans and additional borrowings	727	5,450
Repayments	(2,574)	(706)
Balance at end of year	$13,584	$15,431

An analysis of the allowance for loan losses for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Balance at beginning of period	$3,109	$2,217
Provision charged to operations	3,405	935
Charge-offs	(328)	(70)
Recoveries	128	27
Balance at end of period	$6,314	$3,109

Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned.

Information (in thousands) with respect to nonperforming assets at December 31, 2008 and 2007 is as follows:

	2008	2007

Non-accrual loans	$10,459	$5,065
Loans 90 days or more past due and still accruing	—	—

Total nonperforming loans	10,459	5,065
Other real estate owned, net	2,843	655

Total nonperforming assets	$13,302	$5,720

Impaired loans include nonperforming loans and other loans that management has identified where it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired.

Information with respect to impaired loans at December 31, 2008 and 2007 and for the years then ended is as follows (in thousands):

	2008	2007

Impaired loans with a valuation allowance	$3,855	$956
Impaired loans without a valuation allowance	6,604	4,109

Total impaired loans	$10,459	$5,065

Allowance for loan losses related to impaired loans	$2,434	$145
Allowance for loan losses related to other than
impaired loans	3,880	2,964

Total allowance for loan losses	$6,314	$3,109

Average impaired loans for the year	$7,671	$3,882
Interest income on impaired loans
recognized on the cash basis	$380	$200

5.	SERVICING

At December 31, 2008 and 2007, the Bank was servicing loans for others amounting to approximately $30.0 million and $23.5 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $329,000 and $240,000 as of December 31, 2008 and 2007, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $38,000 and $40,000 for the years ended December 31, 2008 and 2007, respectively.

The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

	2008	2007

Balance at beginning of period	$240	$193
Mortgage servicing rights capitalized	127	87
Mortgage servicing rights amortized	(38)	(40)
Balance at end of period	$329	$240

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classifications as follows (in thousands):

	2008	2007

Land	$3,036	$3,036
Buildings and improvements	9,336	8,967
Furniture, fixtures and equipment	2,436	2,218
Leasehold improvements	450	452
	15,258	14,673
Less: accumulated depreciation	3,187	2,676
	$12,071	$11,997

Depreciation expense for the years ended December 31, 2008 and 2007 was $516,000 and $494,000, respectively.

The Bank leases three of its branch facilities, two automated teller machine facilities, and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2008:

Year ending December 31:
2009	$134
2010	106
2011	93
2012	94
2013	45
Thereafter	50

Rent expense was $144,000 and $136,000 for the years ended December 31, 2008 and 2007, respectively.

7.	GOODWILL

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

2008 and 2007
Gross		Net
Carrying	Accumulated	Carrying
Amount	Amortization	Amount

$2,816	$634	$2,182

8.	DEPOSITS

The following is a summary of deposits (in thousands) as of December 31:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

NOW and Money Market accounts	$33,456	2.27%	$28,675	1.68%
Savings accounts	19,978	0.76	20,095	0.75
Term certificates	291,608	3.71	200,498	4.95
Checking accounts	19,510	0.00	17,764	0.00
	$364,551		$267,032

A summary of certificate accounts (in thousands) by maturity as of December 31, 2008 follows:

Three months or less	$148,133
Three months to twelve months	119,570
Twelve months to twenty-four months	17,946
Twenty-four months to thirty-six months	2,060
Thirty-six months to forty-eight months	1,042
Forty-eight months to sixty months	2,857
$291,608

During the fourth quarter of 2008, the Federal Deposit Insurance Corporation temporarily increased its insurance coverage through December 31, 2009 from $100,000 to $250,000 for eligible deposits. The Bank is also participating in the FDIC’s temporary program to insure noninterest bearing transaction accounts, regardless of the balance.

Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $93,328,000 and $57,623,000 as of December 31, 2008 and 2007, respectively.

Officers’ and directors’ deposit accounts amounted to approximately $2,338,000 and $2,143,000 at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, $49,000 and $74,000, respectively, in overdrawn demand deposit accounts was reclassified as loans receivable on the consolidated balance sheet.

9.	ADVANCES FROM FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

At December 31, advances from the FHLB consisted of the following (in thousands):

2008				2007
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$0	Demand	Variable	Overnight	$20,570	Demand	Variable	Overnight
286	2010	3930	Fixed	429	2010	3.930	Fixed
10,000	2012	5.060	Fixed	10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,786				$84,499

The Bank has lines of credit with the FHLB with a total maximum available balance of $63,786,000. As of December 31, 2008, there were no funds available to be drawn against the lines of credit.

Wholly owned first mortgage loans on 1 - 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $127,443,000 were pledged to the FHLB as collateral on advances as of December 31, 2008. Investment securities with a carrying value of $9,999,000 and interest bearing deposits with banks totaling $4,922,000 were also pledged to the FHLB as collateral on advances as of December 31, 2008.

The Bank has unsecured lines of credit with the Community Bankers Bank and Silverton Bank with total maximum available balances of $5,000,000 and $5,900,000, respectively. As of December 31, 2008 the maximum balances were available to be drawn against the lines of credit.

10.	JUNIOR SUBORDINATED DEBENTURES

In March 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust I (the “Trust”). On March 23, 2006, the Trust sold $10.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $10.3 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.51% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.38%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 23, 2036 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes

In November 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust II (the “Trust”). On November 30, 2006, the Trust sold $7.0 million of trust preferred securities in a private placement. The Trust used the proceeds to purchase $7.2 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.58% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.68%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 6, 2037 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “guaranteed preferred beneficial interest in junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

11.	INCOME TAXES

Income tax expense (in thousands) for the years ended December 31 consists of:

	2008	2007
Current income taxes:
Federal	$2,275	$2,486
State	595	550

Deferred income taxes:
Federal	(1,477)	(731)
State	(388)	(246)
	(1,865)	(977)
Total income tax expense	$1,005	$2,059

The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2008	2007

Deferred tax assets:
Deferred loan origination fees	$288	$395
Loan loss allowance	2,491	1,227
Deferred compensation	1,853	1,398
Net unrealized loss on available-for-sale securities	2	58
State net operating loss carry-forwards	97	89
Other	504	170
Total gross deferred tax assets	5,235	3,337

Deferred tax liabilities:
FHLB stock dividends	28	28
Mortgage servicing rights	130	95
Carrying value in excess of tax basis of goodwill	448	373
Tax accumulated depreciation in excess of book	157	186
Total gross deferred tax liabilities	763	682
Net deferred tax assets before valuation allowance	4,472	2,655
Valuation allowance	(97)	(89)
Net deferred tax assets	$4,375	$2,566

At December 31, 2008 and 2007, the Company had state net operating loss carry-forwards of approximately $1,173,000 and $1,074,000, respectively, which, due to the uncertainty of realization, have a full valuation allowance established. The loss carry-forwards begin to expire in 2010 through 2028. A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2008	2007

Federal income tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal
income tax benefit	4.5	4.5
Other	(3.3)	(0.8)
Effective tax rate	35.2%	37.7%

12.	STOCKHOLDERS’ EQUITY

The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan. During the year ended December 31, 2008, there were 4,286 shares issued under the plan.

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold 11,560 shares of fixed rate cumulative perpetual preferred stock, series A, and a warrant to purchase 261,538 shares of the Company’s common stock to the United States Department of the Treasury for an aggregate purchase price of $11.560 million in cash, with $37,000 in offering costs, and net proceeds of $11.523 million. The preferred stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The preferred stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The preferred stock may be redeemed by the Company after three years. Prior to the end of the three years, the preferred stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company.

The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $6.63 per share of common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of the preferred stock shall be entitled to receive for each share of the preferred stock, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to stockholders of the Company, subject to the rights of any creditors of the Company, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock and any other stock of the Company ranking junior to the preferred stock as to such distribution, payment in full in an amount equal to the sum of (i) the liquidation amount of $1,000 per share and (ii) the amount of any accrued and unpaid dividends, whether or not declared, to the date of payment.

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

The regulations of the Federal Reserve in effect at December 31, 2008, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million. The Company is, therefore, not subject to the Federal Reserves capital ratio requirements. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2008, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2008, the Bank was well capitalized as defined in the Federal Reserve’s regulations. There are no subsequent conditions or events that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

			To be Well
			Capitalized
			Under Prompt		For Capital
	Actual		Corrective Purposes		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total risk-based capital (to risk-weighted assets)	$58,692	14.64%	$40,088	10.00%	$32,070	8.00%
Tier 1 capital (to risk-weighted assets)	41,065	10.24	24,053	6.00	16,035	4.00
Tier 1 capital (to adjusted total assets	41,065	8.64	23,761	5.00	19,009	4.00

As of December 31, 2007:
Total risk-based capital (to risk-weighted assets)	$44,190	13.05%	$33,860	10.00%	$27,088	8.00%
Tier 1 capital (to risk-weighted assets)	28,481	8.41	20,316	6.00	13,554	4.00
Tier 1 capital (to adjusted total assets	28,481	7.34	19,406	5.00	15,525	4.00

14.	OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP was recorded as debt and shares pledged as collateral were reported as unearned ESOP shares, a reduction of stockholders’ equity. As shares were released from collateral, the Bank recorded compensation expense in an amount equal to the fair value of the shares, and the shares became outstanding for earnings per share computations. All shares were released from collateral as of December 31, 2004, as the loan balance has been paid in full. Compensation expense is also recognized for Corporation dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. There was no ESOP compensation expense recorded in 2008 or 2007.

Stock-Based Compensation Plans

In 1995, the Company formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Compensation expense in connection with the MRP was zero for the years ended December 31, 2008 and 2007, respectively.

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

The Company’s stock options have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	16,032	$6.00	16,032	$6.00
Forfeited		—	—	—
Granted		—	—	—
Exercised	(4,008)	6.00	—	—

Outstanding at end of year	12,024	$6.00	16,032	$6.00

Options exercisable at year end	12,024	$6.00	16,032	$6.00

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding and Exercisable

Exercise	Number	Life
Price	Outstanding	(Years)	Intrinsic Value

$6.00	12,024	0.3	$9,018

As of December 31, 2008, all of the Company’s outstanding stock options were considered to be in the money.

The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the

Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2008 and 2007.

Deferred Compensation

The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2008 and 2007 was $1,178,000 and $1,251,000, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $7,787,000 and $7,532,000 at December 31, 2008 and 2007, respectively, which were purchased as a method of partially financing the benefits under this plan.

15.	PROFIT SHARING PLAN

The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees’ contribution. In applying the matching contribution, only employee salary deductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2008 and 2007, the Bank’s expense related to the Plan was $189,000 and $200,000, respectively.

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

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $36,221,000 at December 31, 2008, and $46,082,000 at December 31, 2007. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of home equity lines at year-end amounted to approximately $1,527,000 in 2008 and $1,848,000 in 2007. The Bank’s home equity line accounts are secured by the borrower’s residence.

Irrevocable letters of credit, totaling $15,874,000 at December 31, 2008 and $14,897,000 at December 31, 2007, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance and are seldom exercised.

17.	EARNINGS PER SHARE

In the following table, basic earnings per share are derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and do not include the effect of any potentially dilutive common stock equivalents. The diluted earnings per share are derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants.

Earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

The calculation of net income per common share for the years ended December 31 is as follows:

	2008	2007
BASIC:
Net income	$1,851,000	$3,400,000
Preferred stock dividends	19,000	—
Net income available to common stockholders	$1,832,000	$3,400,000

Average common shares outstanding	$3,681,783	$3,678,286
Basic net income per share	$0.50	$0.92

DILUTED:
Net income	$1,851,000	$3,400,000
Preferred stock dividends	19,000	—
Net income available to common stockholders	$1,832,000	$3,400,000

Average common shares outstanding	3,681,783	3,678,286
Stock option adjustment	67,179	5,828

Average common shares outstanding – diluted	$3,748,962	$3,684,114
Diluted net income per share	$0.49	$0.92

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Accrued Interest Receivable - The fair value of the Company’s interest receivable approximates its carrying value.

Restricted Investment Securities - The fair value of the Company’s investment in stock of the FHLB and FRB approximates its carrying value.

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

The estimated fair values of financial instruments (in thousands) at December 31, 2008 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$41,420	$41,420
Investment securities:
Available-for-sale	11,712	11,712
Held-to-maturity	300	300
Loans receivable	408,063	436,382
Restricted investment securities	3,918	3,918
Accrued interest receivable	2,225	2,225
Financial liabilities:
Deposits	364,551	365,786
Junior subordinated debentures	17,000	19,968
Advances from FHLB	63,786	64,677

The estimated fair values of financial instruments (in thousands) at December 31, 2007 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$5,511	$5,511
Investment securities:
Available-for-sale	2,470	2,470
Held-to-maturity	2,749	2,753
Loans receivable	358,704	376,632
Restricted investment securities	4,750	4,750
Accrued interest receivable	2,122	2,122
Financial liabilities:
Deposits	267,032	263,836
Junior subordinated debentures	17,000	17,301
Advances from FHLB	84,499	84,446

19.	ASSETS MEASURED AT FAIR VALUE

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than Level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at December 31, 2008 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Investment securities available - for-sale	$11,712	$1,625	$10,087	$--

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at December 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$ 2,843	$ --	$ --	$ 2,843
Impaired loans	$10,459	$ --	$ --	$10,459

The following table provides a roll forward of the changes in fair value during the year ended December 31, 2008 for items included in the Level 3 category:

	Other Real
	Estate	Impaired
	Owned	Loans

Balance at December 31, 2007	$655	$5,065
Loans put on nonaccrual status	-	8,555
Loans returned to accrual status	-	(3,161)
Loans transferred to other real estate owned	2,497	-
Other real estate owned sold	(309)	-
Balance at December 31, 2008	$2,843	$10,459
Net realized gains included in net income	$11	$-

20.                CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

The following condensed balance sheets (in thousands) as of December 31, 2008 and 2007 and condensed statements of income and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

ASSETS

	2008	2007

Cash	$1,013	$220
Investment in subsidiaries	43,760	31,452
Investments held-to-maturity	50	—
Notes receivable from subsidiaries	12,923	12,923
Premises and equipment	398	398
Accrued interest receivable from subsidiaries	23	25
Other assets	185	100

Total assets	$58,352	$45,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$17,000	$17,000
Loans payable to subsidiaries	200	200
Other liabilities	760	676

Total liabilities	17,960	17,876

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares in 2008 and 2007, issued and outstanding 11,560 shares, liquidation preference $1,000 per share, in 2008 and 0 shares in 2007	10,786	—
Common stock, $.01 par value, authorized 10,000,000 shares in 2008 and 2007, issued and outstanding 3,678,286 shares in 2008 and 3,678,286 shares in 2007	37	37
Additional paid-in capital	12,234	11,441
Retained earnings	17,339	15,856
Accumulated other comprehensive loss	(4)	(92)

Total stockholders’ equity	40,392	27,242

Total liabilities and stockholders’ equity	$58,352	$45,118

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007
Income:
Interest income on notes receivable from subsidiaries	$882	$880
Rental income from subsidiaries	125	—
Dividends from subsidiaries	360	—
Equity in undistributed earnings of subsidiaries	1,537	3,536
Other income	83	56
Total income	2,987	4,472

Operating expenses:
Compensation and benefits	16	11
Interest expense on junior subordinated debentures	1,124	1,121
Interest expense on loans payable to subsidiaries	10	4
Other	10	9
Total operating expenses	1,160	1,145

Net income before income taxes	1,827	3,327

Income tax benefit	24	73

Net income	$1,851	$3,400

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,851	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,537)	(3,536)
Net change in other assets and other liabilities	1	(46)
Net cash flows provided (used) by operating activities	315	(182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of premises and equipment	—	(398)
Purchase of investment securities held-to-maturity	(50)	—
Notes receivable from subsidiaries	—	(323)
Net cash used in investing activities	(50)	(721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(368)	(368)
Loans payable to subsidiaries	—	200
Proceeds from issuance of preferred stock	11,523	—
Proceeds from issuance of common stock	56	—
Investment in subsidiaries	(10,683)	(30)
Net cash provided (used) by financing activities	528	(198)

NET INCREASE (DECREASE) IN CASH	793	(1,101)
CASH AT BEGINNING OF PERIOD	220	1,321
CASH AT END OF PERIOD	$1,013	$220

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures.

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Fourth Quarter 2008 Changes in Internal Control over Financial Reporting

No change occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other Executive Officers

Following are the name, age (as of December 31, 2008), and principal position of executive officers of the Company and the Bank who are not directors.

Name	Age	Title

Brian J. Hale	49	Executive Vice President/Chief Operating Officer
Sandra D. Feltman	59	Sr. Vice President/Director of Lending
R. Lee Whitehead	31	Vice President/Chief Financial Officer

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

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the registrant’s definitive proxy statement pursuant to General Instruction G to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Financial Statements.

The following financial statements are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements.

(2)        Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2000, SEC File No. 0-24926.
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.

4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
4.4

Amended and Restated Trust Agreement, dated as of March 23, 2006, among Cecil Bancorp, Inc., as depositor, Wilmington Trust Company, as property and Delaware Trustee, and Charles F. Sposato, Mary B. Halsey and Jennifer Carr, as administrative trustees.

Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to provide a copy of this document to the Commission upon request.
4.5	Junior Subordinated Indenture, dated as of March 23, 2006 between Cecil Bancorp, Inc. and Wilmington Trust Company, as Trustee.	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to provide a copy of this document to the Commission upon request.
4.6	Guarantee Agreement, dated as of March 23, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to provide a copy of this document to the Commission upon request.
4.7

Amended and Restated Declaration of Trust, dated as of November 30, 2006 by and among Wilmington Trust Company, as Delaware and institutional trustee, Cecil Bancorp, Inc., as sponsor, and Charles F. Sposato, Mary B. Halsey and Jennifer Carr, as administrators.

Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.
10.1*	Employment Agreement between Cecil Bancorp, Inc., Cecil Federal Savings Bank and Mary Halsey	Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-81374)
10.2*	Cecil Bancorp, Inc. Stock Option and Incentive Plan	Exhibit to Company’s Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).
10.3*	Cecil Bancorp, Inc. Management Recognition Plan	Exhibit to Company’s Proxy Statement for its Annual Meeting of May 25, 1995 (File No. 0-24926).

10.4*	Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors	Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 1994, SEC File No. 0-24926.
10.5*	Columbian Bank, a Federal Savings Bank 1994 Stock Option and Incentive Plan	Exhibit 99.1 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 33-81374).
10.6*

Cecil Federal Bank Supplemental Executive Retirement Plan covering Charles F. Sposato, Chairman; Mary B. Halsey, President and Chief Executive Officer; and Brian J. Hale, Executive Vice President and Chief Operating Officer and related agreements with such officers

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004
10.7

Letter Agreement, dated December 23, 2008, between Cecil Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant

Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008.
10.8*	Form of Waiver, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008.
10.9*	Form of Letter Agreement, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008.
10.10*	Incentive Compensation Plan
21	Subsidiaries
23	Consent of Stegman & Company
31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications

* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECIL BANCORP, INC.
Dated: March 30, 2009	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary B. Halsey	Date:	March 30, 2009
Mary B. Halsey President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Lee Whitehead	Date:	March 30, 2009
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Charles F. Sposato	Date:	March 30, 2009
Charles F. Sposato Chairman of the Board

By:	/s/ Matthew G. Bathon	Date:	March 30, 2009
Matthew G. Bathon Director

By:	/s/ William H. Cole, IV	Date:	March 30, 2009
William H. Cole, IV Director

By:	/s/ Brian L. Lockhart	Date:	March 30, 2009
Brian L. Lockhart Director

By:	/s/ Mark W. Saunders	Date:	March 30, 2009
Mark W. Saunders Director

By:	/s/ Thomas L. Vaughan, Sr.	Date:	March 30, 2009
Thomas L. Vaughan, Sr. Director