Form 10-Q
period 2009-03-31
CECIL BANCORP INC
filed 2009-05-08
CIK 926865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2009.

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-24926

CECIL BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Maryland	52-1883546
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

127 North Street, Elkton, Maryland	21921
(Address of principal executive offices)	(Zip Code)

(410) 398-1650
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ x ] YES          [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[	] YES	[	] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer  ☐      Accelerated filer  ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES          [ x ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 7, 2009, there were 3,689,346 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	March 31, 2009 and December 31, 2008

	Consolidated Statements of Income (Loss) and Comprehensive Income	4-5
	for the Three Months Ended March 31, 2009 and 2008)

	Consolidated Statements of Cash Flows	6
	for the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition	10-16
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION		17-18

SIGNATURES		19

CERTIFICATIONS		20-23

PART I.	Financial Information

CECIL BANCORP, INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

ASSETS
	March 31,	December 31,
	2009	2008
	(unaudited)

Cash and due from banks	$6,165	$4,627
Interest bearing deposits with banks	20,678	36,793
Cash and cash equivalents	26,843	41,420
Investment securities:
Securities available-for-sale at fair value	1,617	11,712
Securities held-to-maturity (fair value of $300 in 2009 and 2008)	300	300
Restricted investment securities – at cost	4,398	3,918
Loans receivable	413,088	408,063
Less: Allowance for loan losses	(8,356)	(6,314)
Net loans receivable	404,732	401,749
Other real estate owned	3,813	2,843
Premises and equipment, net	12,026	12,071
Accrued interest receivable	2,200	2,225
Goodwill	2,182	2,182
Other intangible assets	370	329
Bank owned life insurance	7,731	7,787
Other assets	6,810	5,861
TOTAL ASSETS	$473,022	$492,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$345,929	$364,551
Other liabilities	7,415	6,668
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,786	63,786
Total liabilities	434,130	452,005

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2009 and 2008	10,818	10,786
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,689,346 shares in
2009 and 3,686,580 shares in 2008	37	37
Additional paid in capital	12,251	12,234
Retained earnings	15,866	17,339
Accumulated other comprehensive loss	(80)	(4)
Total stockholders’ equity	38,892	40,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,022	$492,397

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(dollars in thousands, except per share data)

	2009	2008

INTEREST INCOME:
Interest and fees on loans	$7,229	$7,011
Interest on investment securities	61	71
Dividends on FHLB and FRB stock	3	68
Other interest-earning assets	10	15

Total interest income	7,303	7,165

INTEREST EXPENSE:
Interest expense on deposits	2,566	2,588
Interest expense on junior subordinated debentures	276	280
Interest expense on advances from FHLB	610	696

Total interest expense	3,452	3,564

NET INTEREST INCOME	3,851	3,601

PROVISION FOR LOAN LOSSES	3,460	325

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	391	3,276

NONINTEREST INCOME:
Checking account fees	146	152
ATM fees	93	83
Commission income	2	3
Gain on sale of loans	47	44
(Loss) income from bank owned life insurance	(55)	45
Other	53	55

Total noninterest income	286	382

NONINTEREST EXPENSE:
Salaries and employee benefits	1,531	1,520
Occupancy expense	191	188
Equipment and data processing expense	314	318
Other	496	382

Total noninterest expense	2,532	2,408

NET (LOSS) INCOME BEFORE INCOME TAXES	(1,855)	1,250

INCOME TAX (BENEFIT) EXPENSE	(735)	486

NET (LOSS) INCOME	$(1,120)	$764

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(dollars in thousands, except per share data)

(Continued)

	2009	2008

NET (LOSS) INCOME	$(1,120)	$764

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized losses on investment securities,
net of deferred taxes	(76)	(33)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,196)	$731

NET (LOSS) INCOME	$(1,120)	$764

PREFERRED STOCK DIVIDENDS	(260)	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(1,380)	$764

(Loss) earnings per common share - basic	$(0.37)	$0.21

(Loss) earnings per common share - diluted	$(0.37)	$0.21

Dividends declared per common share	$0.025	$0.025

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,120)	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	145
Provision for loan losses	3,460	325
Gain on sale of loans	(47)	(44)
Decrease (increase) in cash surrender value of bank owned life insurance	55	(45)
Excess servicing rights	(77)	(35)
Reinvested dividends on investments	—	(10)
Origination of loans held for sale	(6,576)	(2,600)
Proceeds from sales of loans held for sale	6,562	2,616
Net change in:
Accrued interest receivable and other assets	(793)	1,815
Other liabilities	748	4,989
Net cash provided by operating activities	2,336	7,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(2,161)
Purchases of investment securities held-to-maturity	(249)	(247)
Net purchase of restricted investment securities	(480)	(116)
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	10,002	3
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	250	2,750
Net increase in loans	(7,432)	(13,064)
Purchases of premises and equipment	(78)	(313)
Net cash provided by (used in) investing activities	2,013	(13,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(18,622)	11,776
Net increase in advances from Federal Home Loan Bank of Atlanta	—	430
Proceeds from issuance of common stock	16	—
Payments of cash dividends	(320)	(92)
Net cash (used in) provided by financing activities	(18,926)	12,114

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,577)	6,886
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,420	5,511
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,843	$12,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for income taxes	$—	$83

Cash paid for interest	$3,681	$3,602

Interest capitalized during the period	$—	$69

Transfer from loans to other real estate owned	$1,051	$—

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1.	GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. These statements are condensed, and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) released Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, “Other Than Temporary Impairment.” FASB has issued the staff positions to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The staff positions will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the staff positions effective for the period ending June 30, 2009, but does not anticipate that adoption will result in a material effect on consolidated results of operations.

4.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method. For the three months ended March 31, 2009, all 273,562 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive, and for the first quarter of 2008, there were no options excluded.

	Three Months Ended March 31,
	2009	2008
Basic:
Net (loss) income	$(1,120,000)	$764,000
Preferred stock dividends	(260,000)	—
Net (loss) income available to common stockholders	$(1,380,000)	$764,000

Average common shares outstanding	3,688,199	3,678,286

Basic (loss) earnings per common share	$(0.37)	$0.21

Diluted:
Net (loss) income	$(1,120,000)	$764,000
Preferred stock dividends	(260,000)	—

Net (loss) income available to common stockholders	$(1,380,000)	$764,000

Average common shares outstanding	3,688,199	3,678,286
Stock option adjustment	—	5,443

Average common shares outstanding – diluted	3,688,199	3,683,729

Diluted (loss) earnings per common share	$(0.37)	$0.21

5.	ACCOUNTING FOR STOCK OPTIONS

No options were granted or vested during the three months ended March 31, 2009 and 2008. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Three months ended		Year ended
	March 31, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	12,024	$6.00	16,032	$6.00
Granted	—	—	—	—
Exercised	—	—	(4,008)	6.00
Canceled/expired	—	—	—	—

Outstanding at end of period	12,024	$6.00	12,024	$6.00

Options exercisable at end of period	12,024	$6.00	12,024	$6.00

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding and Exercisable
Exercise	Number	Life
Price	Outstanding	(Years)	Intrinsic Value

$6.00	12,024	0.06	$0

6.  ASSETS MEASURED AT FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at March 31, 2009 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities
available-for-sale	$1,617	$1,530	$87	$0

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at March 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$ 3,813	$ --	$ --	$3,813
Impaired loans	11,231	--	--	11,231

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

In December, 2008, the Company sold 11,560 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at $1,000 per share and simultaneously issued a ten-year warrant to purchase 261,538 shares of the Company’s common stock at $6.63 per share to the United States Department of the Treasury as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The Series A Preferred Stock pays cumulative quarterly dividends at a rate of 5% per annum for the first five years, and, unless earlier redeemed, 9% per annum thereafter. We may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full. Whenever six or more quarterly dividends, whether or not consecutive, have not been paid, the holders of the Series A Preferred Stock will have the right to elect two directors until all accrued but unpaid dividends have been paid in full. Holders of the Series A Preferred Stock will also have the right to vote as a class on certain amendments to our Articles of Incorporation and on certain mergers. Until the third anniversary of the issuance of the Series A Preferred Stock or its earlier redemption or transfer by the Department of Treasury to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. In the event of any liquidation or dissolution of the Company, holders of the Series A Preferred Stock will have priority over holders of the common stock to the extent of (i) the liquidation amount of $1,000 per share and (ii) the amount of any accrued and unpaid dividends.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

The Company’s assets decreased by $19.4 million, or 3.9%, to $473.0 million at March 31, 2009 from $492.4 million at December 31, 2008, primarily as a result of decreases in interest bearing cash and maturities of investment securities available-for-sale, the proceeds of which were used to fund decreases in the deposit portfolio.

Cash and cash equivalents decreased by $14.6 million to $26.8 million at March 31, 2009 from $41.4 million at December 31, 2008. Investment securities available-for-sale decreased by $10.1 million, or 86.2%, to $1.6 million at March 31, 2009 from $11.7 million at December 31, 2008 primarily due to the maturity of a FNMA discount note. Restricted investment securities increased by $480,000, or 12.3%, to $4.4 million at March 31, 2009 from $3.9 million at December 31, 2008 due to the ongoing review by the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta of their investment requirements.

The loans receivable portfolio increased by $5.0 million, or 1.2%, to $413.1 million at March 31, 2009 from $408.1 million at December 31, 2008, primarily as a result of growth in commercial real estate loans (up $4.3 million, or 3.0%) and commercial business loans (up $1.8 million, or 11.4%), offset in part by a decline in one to four family residential and home equity loans (down $995,000, or 0.8%). The allowance for loan losses increased $2.0 million, or 32.3%, during the period (see “analysis of allowance for loan losses” below). The increase in the allowance for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during the first quarter of 2009. The primary reason for this increase was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009. Our portion of the principal balance of this loan is approximately $1.8 million. The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million. The lead bank on this participation has recently been placed into receivership with the FDIC, which is now administering the loan. The Bank has approximately $9.2 million in other loan participations with this institution. The Bank had no investments in the lead bank’s securities or deposits with it in excess of the maximum FDIC insurance amount.

Other real estate owned increased by $970,000, or 34.1%, to $3.8 million at March 31, 2009 from $2.8 million at December 31, 2008 due to the acquisition of properties securing nonperforming loans receivable. Other assets increased by $949,000, or 16.2%, to $6.8 million at March 31, 2009 from $5.9 million at December 31, 2008 primarily as a result of an increase in income taxes receivable.

The Company’s liabilities decreased $17.9 million, or 3.9%, to $434.1 million at March 31, 2009 from $452.0 million at December 31, 2008. The decrease in deposits of $18.6 million, or 5.1%, to $345.9 million at March 31, 2009 from $364.6 million at December 31, 2008, was mainly due to decreases in certificates of deposit (down $26.3 million, or 9.5%) and money market certificates (down $413,000, or 5.8%), partially offset by increases in regular checking accounts (up $3.3 million, or 16.7%), IRA certificates of deposit (up $1.5 million, or 9.9%), NOW accounts (up $1.3 million, or 6.4%), statement savings accounts (up $1.1 million, or 13.2%), and money market accounts (up $814,000, or 13.3%). The significant decrease in certificates of deposit was primarily the result of a $29.4 million decline in national market certificates obtained in 2008 to complement local market deposits in funding loan growth. These certificates were not renewed due to their relatively high cost of funds and our current cash position. Other liabilities increased $747,000, or 11.2%, to $7.4 million at March 31, 2009 from $6.7 million at

December 31, 2008 primarily due to increases in the amount owed to Money Gram Payment Systems for official checks written and the Supplemental Executive Retirement Plan liability.

The Company’s stockholders’ equity decreased by $1.5 million, or 3.7%, to $38.9 million at March 31, 2009 from $40.4 million December 31, 2008. This decrease is primarily the result of a net loss of $1.1 million, the Company’s regular cash dividend of $0.025 per common share, or $92,000, preferred stock dividends totaling $228,000, and a $76,000 decrease in the Company’s accumulated other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net loss for the three-month period ended March 31, 2009 was $1.1 million, a decline of $1.9 million when compared to net income for the same period in 2008 of $764,000. This decrease was primarily the result of increases in the provision for loan losses and noninterest expense and a decrease in noninterest income, partially offset by increases in net interest income and income tax expense. Net loss available to common stockholders for the three months ended March 31, 2009 was $1.4 million compared to net income available to common stockholders of $764,000 for the three months ended March 31, 2008. Net loss available to common stockholders for the 2009 period reflects $260,000 in dividends on the Series A Preferred Stock in addition to the net loss for the period. Basic and diluted loss per common share were both $0.37 for the three months ended March 31, 2009 as compared to basic and diluted earnings per common share of $0.21 for the three-month period ended March 31, 2008. The annualized return on average assets and annualized return on average equity were -0.92% and -11.05%, respectively, for the three-month period ended March 31, 2009. This compares to an annualized return on average assets and annualized return on average equity of 0.76% and 10.89%, respectively, for the same period in 2008.

Net interest income, the Company’s primary source of income, increased 6.9%, or $250,000, to $3.9 million for the three months ended March 31, 2009, from $3.6 million over the same period in 2008. The increase in net interest income reflects a $138,000 increase in interest income driven primarily by growth in the loan portfolio as well as a $112,000 decline in interest expense related to the lower interest rate environment. The weighted average yield on interest earning assets decreased to 6.54% for the three months ended March 31, 2009 from 7.83% for the three months ended March 31, 2008. The weighted average rate paid on interest bearing liabilities decreased to 3.16% for the three months ended March 31, 2009 from 3.90% for the three months ended March 31, 2008. The net interest spread decreased to 3.38% from 3.93% and the net interest margin decreased to 3.45% for the three months ended March 31, 2009 as compared to 3.94% for the three months ended March 31, 2008.

Interest and fees on loans increased by $218,000, or 3.1%, to $7.2 million for the three months ended March 31, 2009 from $7.0 million for the three months ended March 31, 2008. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $49.3 million, or 13.8%, to $405.3 million for the three months ended March 31, 2009 from $356.1 million for the three months ended March 31, 2008. The weighted-average yield decreased to 7.13% for the three months ended March 31, 2009 from 7.88% for the three months ended March 31, 2008.

Dividends on Federal Reserve and Federal Home Loan Bank stock decreased $65,000, or 95.6%, to $3,000 for the three months ended March 31, 2009 from $68,000 for the three months ended March 31, 2008 primarily due to the discontinuation of dividends by the Federal Home Loan Bank of Atlanta. The average balance outstanding decreased $531,000, or 11.6%, to $4.1 million for the three months ended March 31, 2009 from $4.6 million for the three months ended March 31, 2008. The weighted-average yield decreased to 0.27% for the three months ended March 31, 2009 from 5.97% for the three months ended March 31, 2008.

Interest on deposits remained steady at $2.6 million for the three months ended March 31, 2009 and 2008. The average balance outstanding increased $88.5 million, or 33.0%, to $356.8 million for the three months ended March 31, 2009 from $268.4 million for the same period in 2008. The weighted-average rate paid on deposits decreased to 2.88% for the three months ended March 31, 2009 from 3.86% for the three months ended March 31, 2008. Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $86,000, or 12.4%, to $610,000 for the three months ended March 31, 2009 from $696,000 for the three months ended March 31, 2008. The average balance outstanding decreased $16.6 million, or 20.7%, for the period noted above. The weighted average rate increased to 3.82% for the three months ended March 31, 2009 from 3.46% for the three months ended March 31, 2008.

The provision for loan losses increased by $3.1 million to $3.5 million for the three months ended March 31, 2009 from $325,000 over the same period in 2008 (see “analysis of allowance for loan losses” below). The increase in the provision for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during the first quarter of 2009. The primary reason for this increase was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009. Our portion of the principal balance of this loan is approximately $1.8 million. The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million.

Noninterest income decreased 25.1%, or $96,000, to $286,000 for the three months ended March 31, 2009, from $382,000 over the same period in 2008 due primarily to lower income from bank owned life insurance. Income from bank owned life insurance decreased by $100,000 to -$55,000 for the three months ended March 31, 2009 from $45,000 for the same period in 2008 due to the annual fee charged by the insurance company at the anniversary date of the policy, which was purchased in the first quarter of 2008. Additionally, the Bank completed a conversion to a new insurance carrier, and was charged a surrender fee by the previous carrier. ATM fees increased $10,000, or 12.1%, to $93,000 for the three months ended March 31, 2009 from $83,000 for the three months ended March 31, 2008.

Noninterest expense increased 5.2%, or $124,000, to $2.5 million for the three months ended March 31, 2009, from $2.4 million over the same period in 2008 primarily due to an increase in other expenses, which increased $114,000, or 29.8%, to $496,000 for the three months ended March 31, 2009 from $382,000 during the same period in 2008. Increases in loan expense and legal fees relating to nonperforming loan resolution, as well as other real estate owned expenses resulting from write-downs to current appraised values, were the primary drivers of this increase.

Income tax benefit for the three-month period ended March 31, 2009 was $735,000 as compared to expense of $486,000 for the first quarter of 2008, which equates to effective rates of 39.6% and 38.9% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	March 31,		December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$103,721	25.11%	$103,407	25.34%
One- to four-family residential and home equity	128,586	31.13	129,581	31.76
Multi-family residential	6,831	1.65	6,852	1.68
Land	4,537	1.10	4,687	1.15
Commercial	147,426	35.69	143,126	35.07

Commercial business loans	17,817	4.31	15,995	3.92

Consumer loans	4,170	1.01	4,415	1.08

Gross loans	413,088	100.00%	408,063	100.00%

Less: allowance for loan losses	(8,356)		(6,314)

Net loans receivable	$404,732		$401,749

Nonperforming Assets

Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a nonaccrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned (assets acquired in settlement of loans). The following table sets forth certain information with respect to nonperforming assets.

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Nonaccrual loans and leases	$11,231	$10,459
Loans and leases 90 days or more past due	0	0
Restructured loans and leases	0	0
Total nonperforming loans and leases	11,231	10,459
Other real estate owned, net	3,813	2,843
Total nonperforming assets	$15,044	$13,302
Nonperforming loans and leases to total loans	2.72%	2.56%
Nonperforming assets to total assets	3.18	2.70
Allowance for loan losses to non-performing loans and leases	74.40	60.37

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

The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk rating, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allowances. These factors are set by management to reflect its assessment of the relative level of risk inherent in each category of loans, based primarily on historical charge-off experience.

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

Management determined that the appropriate allowance for loan losses at March 31, 2009 was $8.4 million, (2.02% of total loans), an increase of $2.0 million from the $6.3 million allowance (1.55% of total loans) at December 31, 2008. Annualized net charge-offs for the first three months of 2009 were 1.40% of average loans, while net charge-offs were 0.05% of average loans for the year 2008. The provision for loan losses required for the first three months of 2009 and 2008 was $3.5 million and $325,000, respectively. The increase in the allowance and provision for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during the first quarter of 2009. The primary reason for this increase was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009. Our portion of the principal balance of this loan is approximately $1.8 million. The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million.

A summary of activity in the allowance is shown below.

	3 Months	12 Months
	Ended	Ended
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$6,314	$3,109

Charge-offs:
Real estate	(1,386)	(189)
Commercial	(33)	(97)
Consumer	(5)	(42)
Total charge-offs	(1,424)	(328)
Recoveries:
Real estate	3	0
Commercial	0	110
Consumer	3	18
Total recoveries	6	128
Net charge-offs	(1,418)	(200)
Provision for loan losses	3,460	3,405
Balance at end of period	$8,356	$6,314
Net charge-offs to average loans
outstanding during the period (annualized)	(1.40)%	(0.05)%
Allowance for loan losses to loans	2.02	1.55
Allowance for loan losses to nonperforming loans	74.40	60.37

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	March 31,	%	December 31,	%
	2009	Deposits	2008	Deposits
	(Dollars in thousands)

Regular checking	$22,763	6.58%	$19,510	5.35%
NOW accounts	21,511	6.22	20,219	5.55
Passbook	11,430	3.30	11,347	3.11
Statement savings	9,680	2.80	8,550	2.35
Money market	6,936	2.01	6,122	1.68
Holiday club	155	0.04	81	0.02
Certificates of Deposit	250,538	72.42	276,851	75.94
IRA Certificates of Deposit	16,215	4.69	14,757	4.05
Money Market Certificates	6,701	1.94	7,114	1.95
Total Deposits	$345,929	100.00%	$364,551	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital. The following table sets forth applicable capital ratios of the Bank as of March 31, 2009 and December 31, 2008.

			Regulatory Minimums
	2009	2008	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	14.20%	14.64%	10.00%	8.00%
Tier 1 risk-based capital ratio	9.78%	10.24%	6.00%	4.00%
Tier 1 leverage ratio	8.09%	8.64%	5.00%	4.00%

As of March 31, 2009 and December 31, 2008, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3. Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4T. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.           Other Information:

Item 1. Legal Proceedings -

Not Applicable

Item 1A.Risk Factors -

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

Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECIL BANCORP, INC.
Date: May 8, 2009	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: May 8, 2009	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)