Form 10-Q
period 2009-06-30
CECIL BANCORP INC
filed 2009-08-07
CIK 926865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

[ ] YES           [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At July 31, 2009, there were 3,689,346 shares of common stock outstanding

CECIL BANCORP INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	June 30, 2009 and December 31, 2008

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	4-5
	for the Three and Six Months Ended June 30, 2009 and 2008)

	Consolidated Statements of Cash Flows	6
	for the Six Months Ended June 30, 2009 and 2008

	Notes to Consolidated Financial Statements	7-12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	13-21
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	21

ITEM 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION		22-23

SIGNATURES		24

CERTIFICATIONS		25-28

PART I.	Financial Information

Item 1. Financial Statements

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS:
Cash and due from banks	$6,468	$4,627
Interest bearing deposits with banks	38,844	36,793
Cash and cash equivalents	45,312	41,420
Investment securities:
Securities available-for-sale at fair value	1,669	11,712
Securities held-to-maturity (fair value of $300 in 2009 and 2008)	300	300
Restricted investment securities – at cost	4,396	3,918
Loans receivable	431,654	408,063
Less: Allowance for loan losses	(7.726)	(6,314)
Net loans receivable	423,928	401,749
Other real estate owned	6,852	2,843
Premises and equipment, net	11,940	12,071
Accrued interest receivable	2,164	2,225
Goodwill	2,182	2,182
Other intangible assets	397	329
Bank owned life insurance	7,772	7,787
Other assets	6,730	5,861
TOTAL ASSETS	$513,642	$492,397

LIABILITIES:
Deposits	$382,685	$364,551
Other liabilities	10,458	6,668
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,714	63,786
Total liabilities	473,857	452,005

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2009 and 2008	10,851	10,786
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,689,346 shares in
2009 and 3,686,580 shares in 2008	37	37
Additional paid in capital	12,251	12,234
Retained earnings	16,694	17,339
Accumulated other comprehensive loss	(48)	(4)
Total stockholders’ equity	39,785	40,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$513,642	$492,397

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30.
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$7,674	$7,120	$14,903	$14,131
Interest on investment securities	25	2	6	23
Dividends on FHLB and FRB stock	9	75	12	143
Other interest income	10	9	20	24
Total interest income	7,718	7,256	15,021	14,421

INTEREST EXPENSE:
Interest expense on deposits	2,058	2,434	4,624	5,022
Interest expense on junior subordinated debentures	280	280	556	560
Interest expense on federal funds purchased	1	—	1	—
Interest expense on advances from FHLB	616	779	1,226	1,475
Total interest expense	2,955	3,493	6,407	7,057

NET INTEREST INCOME	4,763	3,763	8,614	7,364

PROVISION FOR LOAN LOSSES	360	275	3,820	600

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,403	3,488	4,794	6,764

NONINTEREST INCOME:
Checking account fees	165	165	311	317
ATM fees	103	97	196	180
Commission income	3	33	5	36
Gain on sale of loans	75	64	122	108
Gain on sale of other real estate owned	139	—	139	—
Income (loss) from bank owned life insurance	41	59	(14)	104
Other	55	72	108	127
Total noninterest income	581	490	867	872

NONINTEREST EXPENSE:
Salaries and employee benefits	1,673	1,678	3,204	3,198
Occupancy expense	175	163	366	351
Equipment and data processing expense	309	333	623	651
FDIC deposit insurance premiums	415	60	482	162
Other	555	319	984	599
Total noninterest expense	3,127	2,553	5,659	4,961

NET INCOME BEFORE INCOME TAXES	1,857	1,425	2	2,675

INCOME TAX EXPENSE	761	552	26	1,038

NET INCOME (LOSS)	$1,096	$873	$(24)	$1,637

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(dollars in thousands, except per share data)

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET INCOME (LOSS)	$1,096	$873	$(24)	$1,637

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on investment securities,
net of deferred taxes	32	(77)	(44)	(110)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,128	$796	$(68)	$1,527

NET INCOME (LOSS)	$1,096	$873	$(24)	$1,637

PREFERRED STOCK DIVIDENDS AND DISCOUNT	(177)	—	(437)	—

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$919	$873	$(461)	$1,637

Earnings (loss) per common share - basic	$0.25	$0.24	$(0.12)	$0.44

Earnings (loss) per common share - diluted	$0.25	$0.24	$(0.12)	$0.44

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24)	$1,637
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	275	295
Provision for loan losses	3,820	600
Gain of sale of loans	(122)	(108)
Gain on sale of other real estate owned	(139)	—
Gain on disposal of premises and equipment	—	(3)
Loss (income) from bank owned life insurance	14	(104)
Excess servicing rights	(130)	(92)
Reinvested dividends on investments	—	(10)
Origination of loans held for sale	(11,272)	(6,145)
Proceeds from sales of loans held for sale	11,290	6,198
Net change in:
Accrued interest receivable and other assets	(700)	1,711
Other liabilities	3,790	4,515
Net cash provided by operating activities	6,802	8,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(249)	(247)
Purchases of investment securities available-for-sale	—	(2,162)
Net purchase of restricted investment securities	(478)	(603)
Proceeds from sales, maturities, calls and principal
payments of investment securities available-for-sale	10,004	43
Proceeds from maturities, calls and principal
payments of investment securities held-to-maturity	250	2,750
Net increase in loans	(30,355)	(33,901)
Proceeds from sale of other real estate owned	512	—
Proceeds on disposal of premises and equipment	—	5
Purchases of premises and equipment - net	(116)	(406)
Net cash used in investing activities	(20,432)	(34,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	18,133	18,747
Net (decrease) increase in advances from Federal Home Loan Bank of Atlanta	(71)	9,312
Proceeds from issuance of common stock	17	24
Payments of cash dividends	(557)	(184)
Net cash provided by financing activities	17,522	27,899

INCREASE IN CASH AND CASH EQUIVALENTS	3,892	1,872
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,420	5,511
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,312	$7,383
Supplemental disclosure of cash flows information:
Cash paid for income taxes	$755	$1,514
Cash paid for interest	$6,600	$7,032
Interest capitalized during the period	$—	$69
Transfer from loans to other real estate owned	$4,462	$—

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1.	GENERAL

In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or for any other period. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements included in this Form 10-Q are being issued.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) released Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, “Other Than Temporary Impairment.” FASB has issued the staff positions to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The staff positions will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the staff positions effective for the period ending June 30, 2009, but that adoption did not result in a material effect on consolidated results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

4.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and six months ended June 30, 2009, all options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive. For the three and six months ended June 30, 2008, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$1,096,000	$873,000	$(24,000)	$1,637,000
Preferred stock dividends and discount	(177,000)	—	(437,000)	—
Net income (loss) available to common stockholders	$919,000	$873,000	$(461,000)	$1,637,000

Average common shares outstanding	3,689,346	3,679,783	3,688,776	3,679,035

Basic earnings (loss) per common share	$0.25	$0.24	$(0.12)	$0.44

Diluted:
Net income (loss)	$1,096,000	$873,000	$(24,000)	$1,637,000
Preferred stock dividends and discount	(177,000)	—	(437,000)	—
Net income (loss) available to common stockholders	$919,000	$873,000	$(461,000)	$1,637,000

Average common shares outstanding	3,689,346	3,679,783	3,688,776	3,679,035
Stock option adjustment	—	3,759	—	3,920

Average common shares outstanding – diluted	3,689,346	3,683,542	3,688,776	3,682,955

Diluted earnings (loss) per common share	$0.25	$0.24	$(0.12)	$0.44

5.	ACCOUNTING FOR STOCK OPTIONS

No options were granted or vested during the three and six months ended June 30, 2009 and 2008. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Six Months Ended		Year Ended
	June 30, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	12,024	$6.00	16,032	$6.00
Granted	—	—	—	—
Exercised	—	—	(4,008)	6.00
Canceled/expired	(12,024)	6.00	—	—
Outstanding at end of period	—	—	12,024	$6.00

Options exercisable at end of period	—	—	16,032	$6.00

6.           ASSETS MEASURED AT FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at June 30, 2009 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities
available-for-sale	$1,669	$1,584	$85	$0

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at June 30, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$ 6,852	$ --	$ --	$ 6,852
Impaired loans	21,126	--	--	21,126

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments (in thousands) at June 30, 2009 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$45,312	$45,312
Investment securities:
Available-for-sale	1,669	1,669
Held-to-maturity	300	300
Loans receivable	431,654	444,107
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,164	2,164
Financial liabilities:
Deposits	382,685	380,810
Junior subordinated debentures	17,000	20,720
Advances from FHLB	63,714	64,166

The estimated fair values of financial instruments (in thousands) at December 31, 2008 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$41,420	$41,420
Investment securities:
Available-for-sale	11,712	11,712
Held-to-maturity	300	300
Loans receivable	408,063	436,382
Restricted investment securities	3,918	3,918
Accrued interest receivable	2,225	2,225
Financial liabilities:
Deposits	364,551	365,786
Junior subordinated debentures	17,000	19,968
Advances from FHLB	63,786	64,677

8.	INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at June 30, 2009 and December 31, 2008 are summarized in the following table (in thousands).

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$747	$—	$42	$705
Mutual funds - U.S. Government securities	686	—	14	672
Equity securities	226	—	19	207
Mortgage-backed securities	89	—	4	85
	$1,748	$—	$79	$1,669

Held-to-Maturity:
Other	$50	$—	$—	$50
U. S. Treasury securities and obligations	250	—	—	250
	$300	$—	$—	$300

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$747	$—	$—	$747
Mutual funds - U.S. Government securities	686	—	—	686
Equity securities	226	—	33	193
FNMA discount note	9,966	33	—	9,999
Mortgage-backed securities	93	—	6	87
	$11,718	$33	$39	$11,712

Held-to-Maturity:
Other	$50	$—	$—	$50
U. S. Treasury securities and obligations	250	—	—	250
	$300	$—	$—	$300

As of June 30, 2009, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$705	$42	$—	$—	$705	$42
Mutual funds - U.S. Government securities	672	14	—	—	672	14
Equity securities	207	19	—	—	207	19
Mortgage-backed securities	—	—	85	4	85	4
	$1,584	$75	$85	$4	$1,669	$79

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

CECIL BANCORP, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

The Company’s assets increased by $21.2 million, or 4.3%, to $513.6 million at June 30, 2009 from $492.4 million at December 31, 2008 primarily as a result of increases in loans receivable, other real estate owned, and cash and cash equivalents, partially offset by a decrease in investment securities available-for-sale. This increase was funded by increases in deposits and other liabilities and cash flows from maturing investment securities.

Cash and cash equivalents increased by $3.9 million, or 9.4%, to $45.3 million at June 30, 2009 from $41.4 million at December 31, 2008. The Bank is currently running marketing campaigns and deposit specials to increase local core funding and retaining this cash to repay brokered deposits as they mature. Investment securities available-for-sale decreased by $10.0 million, or 85.8%, to $1.7 million at June 30, 2009 from $11.7 million at December 31, 2008 primarily due to the maturity of a FNMA discount note. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased by $478,000, or 12.2%, to $4.4 million at June 30, 2009 from $3.9 million at December 31, 2008 as a result of the ongoing review of the investment requirements by the FHLB and the FRB.

Gross loans receivable increased by $23.6 million, or 5.8%, to $431.7 million at June 30, 2009 from $408.1 million at December 31, 2008, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $22.1 million (15.4%) increase in commercial real estate loans, a $3.1 million (19.7%) increase in commercial business loans, a $1.8 million (1.8%) increase in construction loans, offset in part by a $2.7 million (2.1%) decrease in one-to-four family residential and home equity loans. The allowance for loan losses increased by $1.4 million, or 22.4%, during the period (see “Analysis of Allowance for Loan Losses” below). The increase in the allowance for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during 2009. The primary reason for the increase in charge-offs was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009. Our portion of the principal balance of this loan is approximately $1.8 million. The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million. The lead bank on this participation has recently been placed into receivership with the FDIC, which is now administering the loan. The Bank has approximately $9.2 million in other loan participations with this institution. The Bank had no investments in the lead bank’s securities or deposits with it in excess of the maximum FDIC insurance amount.

Other real estate owned increased by $4.0 million, or 141.0%, to $6.8 million at June 30, 2009 from $2.8 million at December 31, 2008 due to the acquisition of properties securing nonperforming loans receivable. Other assets increased by $869,000, or 14.8%, to $6.7 million at June 30, 2009 from $5.9 million at December 31, 2008 primarily as a result of an increase in income taxes receivable.

The Company’s liabilities increased $21.9 million, or 4.8%, to $473.9 million at June 30, 2009 from $452.0 million at December 31, 2008. Deposits increased $18.1 million, or 5.0%, to $382.7 million at June 30, 2009 from $364.6 million at December 31, 2008. Increases in NOW accounts (up $5.8 million, or 28.8%), certificates of deposit (up $4.3 million, or 1.6%), checking accounts (up $3.2 million, or 16.5%), money market accounts (up $2.1 million, or 35.0%), IRA certificates

(up $2.0 million, or 13.6%), and statement savings accounts (up $1.1 million, or 12.3%), partially offset by a decrease in money market certificates (down $702,000, or 9.9%), were primarily due to marketing campaigns and product specials focused on local core funding. Other liabilities increased by $3.8 million, or 56.8%, to $10.5 million at June 30, 2009 from $6.7 million at December 31, 2008 primarily due to increases in the amount owed to MoneyGram Payment Systems for the official checks written on June 30, 2009, SERP payable, and accrued FDIC insurance premiums.

The Company’s stockholders’ equity decreased by $607,000, or 1.5%, to $39.8 million at June 30, 2009 from $40.4 million at December 31, 2008. This decrease is primarily the result of a net loss of $24,000, the Company’s regular cash dividend of $0.05 per common share, or $184,000, preferred stock dividends paid totaling $373,000, and a $44,000 decrease in the Company’s accumulated other comprehensive income, partially offset by $17,000 in proceeds received from the sale of common stock associated with new shares issued through the Company’s dividend reinvestment plan.

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

Net income for the three month period ended June 30, 2009 increased $223,000, or 25.5% to $1.1 million as compared to net income for the same period in 2008 of $873,000. This increase was primarily the result of increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expense, and income tax expense. Net income available to common stockholders for the three month period ended June 30, 2009 increased $46,000, or 5.3% to $919,000 as compared to net income available to common stockholders for the same period in 2008 of $873,000. Net income available to common stockholders for the 2009 period reflects $177,000 in dividends and discount accretion on the Series A Preferred Stock in addition to the net income for the period. Basic and diluted earnings per common share were both $0.25 for the second quarter of 2009, an increase of 4.2%, from $0.24 for the same period in 2008. The annualized return on average assets and annualized return on average equity were 0.90% and 11.18% respectively, for the three-month period ended June 30, 2009. This compares to an annualized return on average assets and annualized return on average equity of 0.82% and 12.15% respectively, for the same period in 2008.

Net interest income, the Company’s primary source of income, increased 26.6%, or $1.0 million, to $4.8 million for the three months ended June 30, 2009, from $3.8 million over the same period in 2008. The weighted average yield on interest earning assets decreased to 6.92% for the three months ended June 30, 2009 from 7.43% for the three months ended June 30, 2008. The weighted average rate paid on interest bearing liabilities decreased to 2.67% for the three months ended June 30, 2009 from 3.58% for the three months ended June 30, 2008. The net interest margin increased to 4.27% for the three months ended June 30, 2009 as compared to 3.86% for the same period in 2008.

Interest and fees on loans increased by $554,000, or 7.8%, to $7.7 million for the three months ended June 30, 2009 from $7.1 million for the three months ended June 30, 2008. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $33.6 million, or 8.8%, to $413.7 million for the three months ended June 30, 2009 from $380.2 million for the three months ended June 30, 2008. The weighted-average yield decreased to 7.42% for the three months ended June 30, 2009 from 7.49% for the three month period ended June 30, 2008.

Interest on investment securities decreased $27,000, or 51.9%, to $25,000 for the three months ended June 30, 2009 from $52,000 for the three months ended June 30, 2008. The average balance outstanding decreased $2.9 million to $1.9 million for the three months ended June 30, 2009 from $4.8 million over the three months ended June 30, 2008. The weighted-average yield increased to 5.20% for the three months ended June 30, 2009 from 4.32% for the three months ended June 30, 2008.

Dividends on Federal Reserve and Federal Home Loan Bank stock decreased to $9,000 for the three months ended June 30, 2009 from $75,000 for the three months ended June 30, 2008 primarily due to the discontinuation of dividend payments by the Federal Home Loan Bank of Atlanta. The average balance outstanding decreased $757,000, or 14.7%, to $4.4 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008. The weighted-average yield decreased to 0.85% for the three months ended June 30, 2009 from 5.74% for the three months ended June 30, 2008.

Interest on deposits decreased $376,000, or 15.5%, to $2.1 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008. The average balance outstanding increased $79.0 million, or 28.0%, to $361.0 million for the three months ended June 30, 2009 from $282.0 million for the three months ended June 30, 2008.

The weighted-average rate paid decreased to 2.28% for the three months ended June 30, 2009 from 3.45% for the three months ended June 30, 2008. Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $163,000, or 20.9%, to $616,000 for the three months ended June 30, 2009 from $779,000 for the three months ended June 30, 2008. The average balance outstanding decreased $27.1 million, or 29.8%, to $63.7 million for the three months ended June 30, 2009 from $90.8 million for the three months ended June 30, 2008. The weighted average rate increased to 3.87% for the three months ended June 30, 2009 from 3.43% for the three months ended June 30, 2008.

The provision for loan losses increased by $85,000 to $360,000 for the three months ended June 30, 2009 from $275,000 over the same period in 2008 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income increased 18.6%, or $91,000, to $581,000 for the three months ended June 30, 2009, from $490,000 over the same period in 2008. Commission income decreased by $30,000 to $3,000 for the three months ended June 30, 2009 from $33,000 for the same period in 2008. Gain on sale of loans increased 17.2% to $75,000 for the three months ended June 30, 2009 from $64,000 for the three months ended June 30, 2008. Gain on sale of other real estate owned increased 100% to $139,000 for the three months ended June 30, 2009, as compared to no activity for the quarter ended June 30, 2008, primarily due to the sale of one property. Income from bank owned life insurance decreased 30.5% to $41,000 for the three months ended June 30, 2009 from $59,000 for the three months ended June 30, 2008 due to a decrease in rates being paid by the insurance carriers. Other income decreased by $17,000 to $55,000 for the three months ended June 30, 2009 from $72,000 for the three months ended June 30, 2008 primarily due to a decrease in income from our investment in Maryland Title Center LLC.

Noninterest expense increased 22.5%, or $574,000, to $3.1 million for the three months ended June 30, 2009, from $2.6 million over the same period in 2008. Occupancy expense increased $12,000, or 7.4%, to $175,000 for the three months ended June 30, 2009, as compared to $163,000 for the same period in 2008 due to increases in rent expense on our leased branches and office building repairs and maintenance. Equipment and data processing expense decreased $24,000, or 7.2%, to $309,000 for the three months ended June 30, 2009 from $333,000 for the three months ended June 30, 2008. This decrease is attributable to decreases in furniture, fixtures, and equipment expense and depreciation expense. FDIC deposit insurance premiums increased by $355,000 to $415,000 for the three months ended June 30, 2009 from $60,000 for the three months ended June 30, 2008 partially due to the significant increase in deposits over the period. Additionally, beginning in January 2009, the FDIC doubled the assessment rate for most insured institutions. In addition, the FDIC imposed a special assessment on all FDIC-insured institutions equal to 5 basis points of assets less Tier 1 capital as of June 30, 2009. For the Bank, the special assessment equals $220,000. The FDIC may impose additional special assessments during the remainder of the year. Other noninterest expense increased by $236,000, or 74.0%, to $555,000 for the quarter ended June 30, 2009 from $319,000 for the same period in 2008. This increase is primarily due to an increase in accounting fees. Legal fees, loan expense, and collection expense also increased as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets. Other real estate owned expense increased due to an increase in the number of properties owned, as well as an increase in valuation allowances after updated appraisals were obtained.

Income tax expense for the three-month periods ended June 30, 2009 and 2008 was $761,000 and $552,000, respectively, which equates to effective tax rates of 41.0% and 38.7%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

Net loss for the six month period ended June 30, 2009 was $24,000 as compared to net income for the same period in 2008 of $1.6 million. This decrease was primarily the result of increases in the provision for loan losses and noninterest expense, partially offset by an increase in net interest income and a decrease in income tax expense. Net loss available to common stockholders for the six month period ended June 30, 2009 was $461,000 as compared to net income available to common stockholders for the same period in 2008 of $1.6 million. Net loss available to common stockholders for the 2009 period reflects $437,000 in dividends and discount accretion on the Series A Preferred Stock in addition to the net loss for the period. Basic and diluted loss per common share were both $0.12 for the six-month period ended June 30, 2009 as compared to earnings per common share of $0.44 for the same period in 2008. The annualized return on average assets and annualized return on average equity were -0.01% and -0.12% respectively, for the six-month period ended June 30, 2009. This compares to an annualized return on average assets and annualized return on average equity of 0.79% and 11.53% respectively, for the same period in 2008.

Net interest income, the Company’s primary source of income, increased 17.0%, or $1.2 million, to $8.6 million for the six months ended June 30, 2009, from $7.4 million over the same period in 2008. The weighted-average yield on interest earning assets decreased to 6.73% for the six months ended June 30, 2009 from 7.63% for the six months ended June 30, 2008. The weighted-average rate paid on interest bearing liabilities decreased to 2.91% for the six months ended June 30, 2009 from 3.74% for the six months ended June 30, 2008. The net interest margin was 3.86% for the six months ended June 30, 2009 as compared to 3.89% for the same period in 2008.

Interest and fees on loans increased by $772,000, or 5.5%, to $14.9 million for the six months ended June 30, 2009 from $14.1 million for the six months ended June 30, 2008. The increase is attributable to an increase in the average balance outstanding partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $41.4 million to $409.5 million for the six months ended June 30, 2009 from $368.1 million for the six months ended June 30, 2008. The weighted-average yield decreased to 7.28% for the six months ended June 30, 2009 from 7.68% for the six months ended June 30, 2008.

Interest on investment securities decreased $37,000, or 30.1%, to $86,000 for the six months ended June 30, 2009 from $123,000 for the six months ended June 30, 2008. The average balance outstanding increased $401,000 to $5.3 million for the six months ended June 30, 2009 from $4.9 million for the six months ended June 30, 2008. The weighted-average yield decreased to 3.25% for the six months ended June 30, 2009 from 5.03% for the six months ended June 30, 2008.

Dividends on Federal Reserve and Federal Home Loan Bank stock decreased $131,000 to $12,000 for the six months ended June 30, 2009 from $143,000 for the six months ended June 30, 2008 primarily due to the discontinuation of dividend payments by the Federal Home Loan Bank of Atlanta. The average balance outstanding decreased $643,000, or 13.2%, to $4.2 million for the six months ended June 30, 2009 from $4.9 million for the six months ended June 30, 2008. The weighted-average yield decreased to 0.57% for the six months ended June 30, 2009 from 5.85% for the six months ended June 30, 2008.

Interest on deposits decreased $398,000, or 7.9%, to $4.6 million for the six months ended June 30, 2009 from $5.0 million for the six months ended June 30, 2008. The average balance outstanding increased $83.7 million, or 30.4%, to $358.9 million for the six months ended June 30, 2009 from $275.2 million for the six months ended June 30, 2008. The weighted-average rate paid decreased to 2.58% for the six months ended June 30, 2009 from 3.65% for the six months ended June 30, 2008. Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $249,000, or 16.9%, to $1.2 million for the six months ended June 30, 2009 from $1.5 million for the six months ended June 30, 2008. The average balance outstanding decreased $21.9 million, or 25.5%, to $63.7 million for the six months ended June 30, 2009 from $85.6 million for the six months ended June 30, 2008. The weighted-average rate increased to 3.84% for the six months ended June 30, 2009 from 3.44% for the six months ended June 30, 2008.

The provision for loan losses increased by $3.2 million to $3.8 million for the six months ended June 30, 2009 from $600,000 over the same period in 2008 (see “Analysis of Allowance for Loan Losses” below). The increase in the provision for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during 2009. The primary reason for this increase was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009. Our portion of the principal balance of this loan is approximately $1.8 million. The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million.

Noninterest income decreased 0.6%, or $5,000, to $867,000 for the six months ended June 30, 2009, from $872,000 over the same period in 2008. ATM fees increased by $16,000, or 8.9%, to $196,000 for the six months ended June 30, 2009 from $180,000 for the six months ended June 30, 2008 due to an increase in surcharge fees from non-customer usage of our ATM machines. Commission income decreased $31,000 to $5,000 for the six months ended June 30, 2009 from $36,000 for the same period in 2008. Gain on sale of loans increased $14,000, or 13.0%, to $122,000 for the six months ended June 30, 2009 from $108,000 for the six months ended June 30, 2008. Gain on sale of other real estate owned increased 100% to $139,000 for the six months ended June 30, 2009, as compared to no activity for the six months ended June 30, 2008, primarily due to the sale of one property. Income from bank owned life insurance decreased $118,000 to $(14,000) for the six months ended June 30, 2009 from $104,000 for the six months ended June 30, 2008 due to the annual fee charged by the insurance company at the anniversary date of the policy, which was purchased in the first quarter of 2008. Additionally, the Bank completed a conversion to a new insurance carrier, and was charged a surrender fee by the previous carrier. Other income decreased $19,000, or 15.0%, to $108,000 for the six months ended June 30, 2009 from $127,000 for the same period in 2008, primarily due to decreases in rental income and income earned on our investment in Maryland Title Center LLC.

Noninterest expense increased 14.1%, or $698,000, for the six months ended June 30, 2009, over the same period in 2008. Occupancy expense increased by $15,000, or 4.3%, to $366,000 for the six months ended June 30, 2009 from $351,000 for the same period in 2008 primarily due to increases in rent expense on our leased branches and office building repairs and maintenance. Equipment and data processing expense decreased by $28,000, or 4.3%, to $623,000 for the six months ended June 30, 2009 from $651,000 for the six months ended June 30, 2008. This decrease is attributable to decreases in furniture, fixtures, and equipment expense and depreciation expense. FDIC deposit insurance premiums increased by $320,000 to $482,000 for the six months ended June 30, 2009 from $162,000 for the six months ended June 30, 2008 partially due to the significant increase in deposits over the period. Additionally, beginning in January 2009, the FDIC doubled the assessment rate for most insured institutions. In addition, the FDIC imposed a special assessment on all FDIC-insured institutions equal to 5 basis points of assets less Tier 1 capital as of June 30, 2009. For the Bank, the special assessment equals $220,000. The FDIC may impose additional special assessments during the remainder of the year. Other expense increased by $385,000, or 64.3%, to $984,000 for the six months ended June 30, 2009 from $599,000 for the six months ended June 30, 2008. This increase is primarily due to an increase in accounting fees. Legal fees, loan expense, and collection expense also increased as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets. Other real estate owned expense increased due to an increase in the number of properties owned, as well as an increase in valuation allowances after updated appraisals were obtained.

Income tax expense for the six-month periods ended June 30, 2009 and 2008 was $26,000 and $1.0 million, respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

``	June 30,		December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$105,224	24.38%	$103,407	25.34%
One- to four-family residential and home equity	126,865	29.39	129,581	31.76
Multi-family residential	6,567	1.52	6,852	1.68
Land	4,458	1.04	4,687	1.15
Commercial	165,182	38.27	143,126	35.07

Commercial business loans	19,139	4.43	15,995	3.92
Consumer loans	4,209	0.97	4,415	1.08
Gross loans	431,654	100.00%	408,063	100.00%
Less: allowance for loan losses	(7,726)		(6,314)
Net loans receivable	$423,928		$401,749

Nonperforming Assets

Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets are: loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate (assets acquired in settlement of loans). The increase in nonperforming assets is a result of the consequences of an unpredictable economy and an unstable financial and real estate market. The following table sets forth certain information with respect to nonperforming assets.

	June 30,	December 31,
(Dollars in Thousands)	2009	2008
Nonaccrual loans	$15,540	$10,459
Loans 90 days or more past due	19	0
Restructured loans	5,567	0
Total nonperforming loans	21,126	10,459
Other real estate owned, net	6,852	2,843
Total nonperforming assets	$27,978	$13,302
Nonperforming loans to total loans	4.89%	2.56%
Nonperforming assets to total assets	5.45	2.70
Allowance for loan losses to non-performing loans	36.57	60.37

Analysis of Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first six months of 2009, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

Management determined that the appropriate allowance for loan losses at June 30, 2009 was $7.7 million, (1.79% of total loans), an increase of $1.4 million (22.4%) from the $6.3 million allowance (1.55% of total loans) at December 31, 2008. Annualized net charge-offs for the first six months of 2009 were 1.18% of average loans, as compared to net charge-offs of 0.05% of average loans for the year 2008. The provision for loan losses required for the first six months of 2009 and

2008 was $3.8 million and $600,000, respectively. The increase in the allowance and provision for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during the first six months of 2009. The primary reason for the increase in charge-offs was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009. Our portion of the principal balance of this loan is approximately $1.8 million. The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million.

A summary of activity in the allowance is shown below.

	6 Months	12 Months
	Ended	Ended
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$6,314	$3,109

Loans charged-off:
Residential real estate	(1,211)	(189)
Commercial	(1,205)	(97)
Consumer	(12)	(42)
Total charge-offs	(2,428)	(328)
Recoveries:
Residential real estate	3	0
Commercial	11	110
Consumer	6	18
Total recoveries	20	128
Net charge-offs	(2,408)	(200)
Provision for loan losses	3,820	3,405
Balance at end of period	$7,726	$6,314
Net charge-offs to average loans
outstanding during the period (annualized)	(1.18)%	(0.05)%
Allowance for loan losses to loans	1.79	1.55
Allowance for loan losses to nonperforming loans	36.57	60.37

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	June 30,	%	December 31,	%
	2009	Deposits	2008	Deposits
	(Dollars in thousands)
Regular checking	$22,730	5.94%	$19,510	5.35%
NOW accounts	26,047	6.81	20,219	5.55
Passbook	11,473	3.00	11,347	3.11
Statement savings	9,603	2.51	8,550	2.35
Money market	8,263	2.16	6,122	1.68
Holiday club	223	0.06	81	0.02
Certificates of Deposit	281,171	73.47	276,851	75.94
IRA Certificates of Deposit	16,763	4.38	14,757	4.05
Money Market Certificates	6,412	1.67	7,114	1.95
	$382,685	100.00%	$364,551	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital. The following table sets forth applicable capital ratios of the Bank as of June 30, 2009 and December 31, 2008.

			Regulatory Minimums
	2009	2008	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	13.65%	14.64%	10.00%	8.00%
Tier 1 risk-based capital ratio	9.44%	10.24%	6.00%	4.00%
Tier 1 leverage ratio	8.31%	8.64%	5.00%	4.00%

As of June 30, 2009 and December 31, 2008, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3. Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4T. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	Other Information:

Item 1. Legal Proceedings -
Not Applicable

Item 1A.Risk Factors -

Not Applicable
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds -
Not Applicable
Item 3. Defaults Upon Senior Securities -
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders -

The Annual Meeting of Stockholders of Cecil Bancorp, Inc. was held on May 13, 2009, at 9:00 a.m. at the Cecil Bank Corporate Center, Elkton, Maryland, for the purpose of electing three members of the board of directors, approving the Cecil Bancorp, Inc. 2009 Equity Incentive Plan, and approving a non-binding resolution on executive compensation. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations.

All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares Voted “For”	Shares “Withheld”

To serve for a three-year term:
William H. Cole, IV	2,985,102	21,530
Mary B. Halsey	2,970,271	36,361
Thomas L. Vaughan, Sr.	2,977,601	29,031

There were no abstentions or broker non-votes on that proposal.

Other directors continuing in office following the annual shareholders’ meeting were Matthew G. Bathon, Brian L. Lockhart, Mark W. Saunders, and Charles F. Sposato.

The Cecil Bancorp, Inc. 2009 Equity Incentive Plan and the non-binding resolution on executive compensation were both approved with the following vote:

	Shares Voted ”For”	Shares “Against”	Shares “Abstain”	Broker Non-Vote
Approve 2009 Equity Incentive Plan	2,303,581	87,319	90,535	525,197
Approve non-binding resolution on
executive compensation	2,824,046	100,833	81,753	0

Item 5. Other Information -
Not Applicable

                Item 6.Exhibits -

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2000, SEC File No. 0-24926.
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
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

CECIL BANCORP, INC.
Date: August 7, 2009	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer)
Date: August 7, 2009	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)