Form 10-Q
period 2009-09-30
CECIL BANCORP INC
filed 2009-11-13
CIK 926865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES           [ x ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At October 30, 2009, there were 3,689,346 shares of common stock outstanding

CECIL BANCORP INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	September 30, 2009 and December 31, 2008

	Consolidated Statements of Income (Loss) and Comprehensive Income	4-5
	for the Three and Nine Months Ended September 30, 2009 and 2008)

	Consolidated Statements of Cash Flows	6
	for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Notes to Consolidated Financial Statements	7-12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	13-21
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	21

ITEM 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION		22-23

SIGNATURES		24

CERTIFICATIONS		25-28

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Cash and due from banks	$6,002	$4,627
Interest bearing deposits with banks	26,645	36,793
Federal funds sold	90	—
Cash and cash equivalents	32,737	41,420
Investment securities:
Securities available-for-sale at fair value	1,729	11,712
Securities held-to-maturity (fair value of $550
in 2009 and $300 in 2008)	550	300
Restricted investment securities – at cost	4,396	3,918
Loans receivable	433,755	408,063
Less: allowance for loan losses	(14,071)	(6,314)
Net loans receivable	419,684	401,749
Other real estate owned	5,268	2,843
Premises and equipment, net	11,861	12,071
Accrued interest receivable	2,044	2,225
Goodwill	2,182	2,182
Other intangible assets	406	329
Bank owned life insurance	7,819	7,787
Other assets	8,479	5,861

TOTAL ASSETS	$497,155	$492,397

LIABILITIES:
Deposits	371,222	364,551
Other liabilities	7,852	6,668
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,714	63,786

Total liabilities	459,788	452,005

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2009 and 2008	10,883	10,786
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,689,346 shares in
2009 and 3,686,580 shares in 2008	37	37
Additional paid in capital	12,251	12,234
Retained earnings	14,205	17,339
Accumulated other comprehensive loss	(9)	(4)

Total stockholders’ equity	37,367	40,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$497,155	$492,397

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30.
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$7,685	$7,323	$22,588	$21,454
Interest on investment securities	24	62	110	185
Dividends on FHLB and FRB stock	18	38	30	181
Other interest income	11	10	31	34
Total interest income	7,738	7,433	22,759	21,854

INTEREST EXPENSE:
Interest expense on deposits	2,191	2,366	6,815	7,388
Interest expense on junior subordinated debentures	282	282	838	842
Interest expense on federal funds purchased	—	13	1	13
Interest expense on advances from FHLB	622	767	1,848	2,242
Total interest expense	3,095	3,428	9,502	10,485

NET INTEREST INCOME	4,643	4,005	13,257	11,369

PROVISION FOR LOAN LOSSES	6,460	330	10,280	930

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	(1,817)	3,675	2,977	10,439

NONINTEREST INCOME:
Deposit account fees	186	165	497	482
ATM fees	103	94	299	274
Commission income	2	13	7	49
Gain on sale of loans	305	32	427	140
Gain on sale of other real estate owned	12	11	151	11
Impairment loss on investment securities	—	(106)	—	(106)
Income from bank owned life insurance	46	81	32	185
Other	63	58	171	185
Total noninterest income	717	348	1,584	1,220

NONINTEREST EXPENSE:
Salaries and employee benefits	1,463	1,556	4,667	4,754
Occupancy expense	161	180	527	531
Equipment and data processing expense	298	354	921	1,005
FDIC deposit insurance premiums	170	69	652	231
Other	523	379	1,507	978
Total noninterest expense	2,615	2,538	8,274	7,499

NET (LOSS) INCOME BEFORE INCOME TAXES	(3,715)	1,485	(3,713)	4,160

INCOME TAX BENEFIT (EXPENSE)	1,496	(565)	1,470	(1,603)

NET (LOSS) INCOME	$(2,219)	$920	$(2,243)	$2,557

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(dollars in thousands, except per share data)

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET (LOSS) INCOME	$(2,219)	$920	$(2,243)	$2,557

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on
investment securities,
net of tax	38	(42)	(6)	(152)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,181)	$878	$(2,249)	$2,405

NET (LOSS) INCOME	$(2,219)	$920	$(2,243)	$2,557

PREFERRED STOCK DIVIDENDS AND DISCOUNT	(177)	—	(614)	—

NET (LOSS) INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$(2,396)	$920	$(2,857)	$2,557

(Loss) earnings per common share - basic	$(0.65)	$0.25	$(0.77)	$0.69

(Loss) earnings per common share - diluted	$(0.65)	$0.25	$(0.77)	$0.69

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,243)	$2,557
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	424	438
Provision for loan losses	10,280	930
Gain on sale of loans	(427)	(140)
Gain on sale of other real estate owned	(151)	(11)
Gain on disposal of premises and equipment	—	(3)
Impairment loss on investment securities	—	106
Income from bank owned life insurance	(32)	(185)
Excess servicing rights	(166)	(116)
Reinvested dividends on investments	—	(27)
Origination of loans held for sale	(14,295)	(7,861)
Proceeds from sales of loans held for sale	14,339	7,928
Net change in:
Accrued interest receivable and other assets	(2,174)	1,417
Other liabilities	1,184	2,979
Net cash provided by operating activities	6,739	8,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(2,162)
Purchases of investment securities held-to-maturity	(749)	(495)
Net (purchase) redemption of restricted investment securities	(479)	833
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	10,007	2,151
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	500	3,000
Net increase in loans	(32,812)	(44,555)
Proceeds from sale of other real estate owned	2,448	320
Proceeds from disposal of premises and equipment	—	5
Purchases of premises and equipment - net	(160)	(492)
Net cash used in investing activities	(21,245)	(41,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	6,671	70,692
Net decrease in advances from Federal Home Loan Bank of Atlanta	(71)	(20,641)
Proceeds from issuance of common stock	17	40
Payments of cash dividends	(794)	(276)
Net cash provided by financing activities	5,823	49,815

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,683)	16,432
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,420	5,511
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,737	$21,943

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,030	$2,465
Cash paid for interest	$9,755	$10,482
Transfer of loans to other real estate owned	$4,981	$1,605

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

1.	GENERAL

In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009 and the results of its operations and cash flows for the three and nine months ended September 30, 2009 and 2008. These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or for any other period. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 13, 2009, the date the consolidated financial statements included in this Form 10-Q are being issued.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Statement of Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”), now included in the Codification as part of FASB ASC 320-10-35. FASB has issued the staff positions to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The staff positions will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the staff positions effective for the period ending June 30, 2009, but that adoption did not result in a material effect on consolidated results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), now included in the Codification as part of FASB ASC 270-10-05. This standard requires disclosures about fair value of financial instruments in interim and annual financial statements. The Company adopted this standard effective for the quarter ending June 30, 2009, but the adoption did not result in a material effect consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), now included in the Codification as part of FASB ASC 855-10-55. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166 (not incorporated into the Codification yet), a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167 (not incorporated into the Codification yet), a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The change initiated by this Statement is now included in the Codification as FASB ASC 105-10-10 and establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the Codification does not change GAAP, except for those nonpublic nongovernmental entities that must apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76, now included as part of FASB ASC Topic 985. The Company adopted FASB ASC Topic 105-10-10 effective for the quarter ending September 30, 2009. The adoption did not have an impact on the Company’s financial position or results of operations.

4.	EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method. For the three and nine months ended September 30, 2009, all options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive. For the three and nine months ended September 30, 2008, there were no options excluded from the diluted earnings per share calculation because their effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Net (loss) income	$(2,219,000)	$920,000	$(2,243,000)	$2,557,000
Preferred stock dividends and discount	(177,000)	—	(614,000)	—
Net (loss) income available to common stockholders	$(2,396,000)	$920,000	$(2,857,000)	$2,557,000

Average common shares outstanding	3,689,346	683,401	3,688,968	3,680,501

Basic (loss) earnings per common share	$(0.65)	$0.25	$(0.77)	$0.69

Diluted:
Net (loss) income	$(2,219,000)	$920,000	$(2,243,000)	$2,557,000
Preferred stock dividends and discount	(177,000)	—	(614,000)	—
Net (loss) income available to common stockholders	$(2,396,000)	$920,000	$(2,857,000)	$2,557,000

Average common shares outstanding	3,689,346	3,683,401	3,688,968	3,680,501
Stock option adjustment	—	2,549	—	3,507

Average common shares outstanding – diluted	3,689,346	3,685,950	3,688,968	3,684,008

Diluted (loss) earnings per common share	$(0.65)	$0.25	$(0.77)	$0.69

5.      ACCOUNTING FOR STOCK OPTIONS

No options were granted or vested during the three and nine months ended September 30, 2009 and 2008. A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Nine Months Ended		Year Ended
	September 30, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	12,024	$6.00	16,032	$6.00
Granted	—	—	—	—
Exercised	—	—	(4,008)	6.00
Canceled/expired	(12,024)	6.00	—	—
Outstanding at end of period	—	—	12,024	$6.00

Options exercisable at end of period	—	—	16,032	$6.00

6.	ASSETS MEASURED AT FAIR VALUE

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, now included in the Codification as part of FASB ASC 820-10-50. ASC 820-10-50 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC 820-10-50 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, ASC 820-10-50 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at September 30, 2009 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities
available-for-sale	$1,729	$1,648	$81	$0

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at September 30, 2009, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$ 5,268	$ --	$ --	$ 5,268
Impaired loans	37,242	--	--	37,242

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 “Disclosure About Fair Value of Financial Instruments”, now included in the Codification as part of FASB ASC 825-10-50 requires that the Company disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

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

The estimated fair values of financial instruments (in thousands) at September 30, 2009 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$32,737	$32,737
Investment securities:
Available-for-sale	1,729	1,729
Held-to-maturity	550	550
Loans receivable	433,755	458,937
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,044	2,044
Financial liabilities:
Deposits	371,222	370,824
Junior subordinated debentures	17,000	21,002
Advances from FHLB	63,714	64,185

The estimated fair values of financial instruments (in thousands) at December 31, 2008 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$41,420	$41,420
Investment securities:
Available-for-sale	11,712	11,712
Held-to-maturity	300	300
Loans receivable	408,063	436,382
Restricted investment securities	3,918	3,918
Accrued interest receivable	2,225	2,225
Financial liabilities:
Deposits	364,551	365,786
Junior subordinated debentures	17,000	19,968
Advances from FHLB	63,786	64,677

8.	INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment. Investment securities at September 30, 2009 and December 31, 2008 are summarized in the following table (in thousands).

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$—	$26	$721
Mutual funds - U.S. Government securities	686	7	—	693
Equity securities	226	8	—	234
Mortgage-backed securities	86	—	5	81
	$1,745	$15	$31	$1,729
Held-to-Maturity:
Other	$50	$—	$—	$50
U. S. Treasury securities and obligations	500	—	—	500
	$550	$—	$—	$550

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$747	$—	$—	$747
Mutual funds - U.S. Government securities	686	—	—	686
Equity securities	226	—	33	193
FNMA discount note	9,966	33	—	9,999
Mortgage-backed securities	93	—	6	87
	$11,718	$33	$39	$11,712

Held-to-Maturity:
Other	$50	$—	$—	$50
U. S. Treasury securities and obligations	250	—	—	250
	$300	$—	$—	$300

As of September 30, 2009, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$721	$26	$—	$—	$721	$26
Mortgage-backed securities	—	—	81	5	81	5
	$721	$26	$81	$5	$802	$31

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

CECIL BANCORP, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

General

Cecil Bancorp, Inc. (the “Company”) is the holding company for Cecil Bank (the “Bank”). The Company is subject to regulation by the Federal Reserve System. The Bank is a community-oriented Maryland chartered commercial bank, is a member of the Federal Reserve Bank (“FRB”) of Richmond and the Federal Home Loan Bank (“FHLB”) of Atlanta, and is an Equal Housing Lender. Its deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

The Company’s assets increased by $4.8 million, or 1.0%, to $497.2 million at September 30, 2009 from $492.4 million at December 31, 2008 primarily as a result of increases in loans receivable, other assets, and other real estate owned, partially offset by an increase in the allowance for loan losses and decreases in investment securities available-for-sale and cash and cash equivalents. This increase was funded by increases in deposits and other liabilities.

Cash and cash equivalents decreased by $8.7 million, or 20.1%, to $32.7 million at September 30, 2009 from $41.4 million at December 31, 2008 primarily due to growth in the loans receivable portfolio and the repayment of brokered deposits. Investment securities available-for-sale decreased by $10.0 million, or 85.2%, to $1.7 million at September 30, 2009 from $11.7 million at December 31, 2008 primarily due to the maturity of a FNMA discount note. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased by $478,000, or 12.2%, to $4.4 million at September 30, 2009 from $3.9 million at December 31, 2008 as a result of the ongoing review of the investment requirements by the FHLB and the FRB.

Gross loans receivable increased by $25.7 million, or 6.3%, to $433.8 million at September 30, 2009 from $408.1 million at December 31, 2008, primarily as a result of increased marketing efforts of our business development and loan departments. During the period, we realized a $23.4 million (16.4%) increase in commercial real estate loans, a $4.8 million (30.1%) increase in commercial business loans, and a $3.3 million (2.5%) increase in one-to-four family residential and home equity loans, offset in part by a $5.4 million (5.2%) decrease in construction loans. The allowance for loan losses increased by $7.8 million, or 122.9%, during the period (see “Analysis of Allowance for Loan Losses” below). The increase in the allowance for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during 2009. Additional provisions have been added for several development loans whose progress has slowed due to the slowdown in home sales. Management is anticipating that developers will have to carry projects for a longer period than anticipated. The Bank has added additional provisions based on the current condition of the economy. A now sustained period of slow home sales, higher unemployment, and increased delinquencies have been taken into consideration when reviewing the methodology. Management has determined that increased provisions for all of these factors are necessary to reflect the losses within the portfolio as of the balance sheet date.

Other real estate owned increased by $2.4 million, or 85.3%, to $5.3 million at September 30, 2009 from $2.8 million at December 31, 2008 due to the acquisition of properties securing nonperforming loans receivable. Other assets increased by $2.6 million, or 44.7%, to $8.5 million at September 30, 2009 from $5.9 million at December 31, 2008 primarily as a result of an increase in income taxes receivable arising from the income tax benefit associated with the net loss.

The Company’s liabilities increased $7.8 million, or 1.7%, to $459.8 million at September 30, 2009 from $452.0 million at December 31, 2008. Deposits increased $6.7 million, or 1.8%, to $371.2 million at September 30, 2009 from $364.6 million at December 31, 2008. Increases in certificates of deposit (up $40.3 million, or 20.3%), NOW accounts (up $5.2 million, or 25.5%), checking accounts (up $4.0 million, or 20.3%), IRA certificates (up $3.2 million, or 21.5%), money market accounts (up $1.8 million, or 28.9%), and statement savings accounts (up $1.2 million, or 13.8%), partially offset by a decrease in money market certificates (down $1.1 million, or 15.9%), were primarily due to marketing campaigns and product specials focused on local core funding. These core deposit changes were negatively impacted by a decline of $47.6 million, or 60.8%, in national certificates of deposit as part of the Bank’s continuing effort to pay off all brokered deposits during the second and third quarters of 2009. Other liabilities increased by $1.2 million, or 17.8%, to $7.9 million at September 30, 2009 from $6.7 million at December 31, 2008 primarily due to increases in SERP payable and the amount owed to MoneyGram Payment Systems for the official checks written on September 30, 2009.

The Company’s stockholders’ equity decreased by $3.0 million, or 7.5%, to $37.4 million at September 30, 2009 from $40.4 million at December 31, 2008. This decrease is primarily the result of a net loss of $2.2 million, the Company’s regular cash dividend of $0.075 per common share, or $277,000, preferred stock dividends paid totaling $517,000, and a $5,000 decrease in the Company’s accumulated other comprehensive income, partially offset by $17,000 in proceeds received from the sale of common stock associated with new shares issued through the Company’s dividend reinvestment plan.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

Net loss for the three month period ended September 30, 2009 was $2.2 million, a decrease of $3.1 million, or 341.2%, from net income of $920,000 earned over the same period in 2008. This decrease was primarily the result of an increase in the provision for loan losses, partially offset by increases in net interest income and noninterest income and a decrease in income tax expense. Net loss available to common stockholders for the three-month period ended September 30, 2009 was $2.4 million as compared to net income available to common stockholders for the same period in 2008 of $920,000. Net loss available to common stockholders for the 2009 period reflects $177,000 in dividends and discount accretion on the Series A Preferred Stock in addition to the net loss for the period. Basic and diluted loss per common share was $0.65 for the third quarter of 2009 as compared to basic and diluted earnings per common share of $0.25 for the third quarter of 2008. The annualized return on average assets and annualized return on average equity were -1.71% and -22.18%, respectively, for the three-month period ended September 30, 2009. This compares to an annualized return on average assets and annualized return on average equity of 0.84% and 12.71%, respectively, for the same period in 2008.

Net interest income, the Company’s primary source of income, increased 15.9%, or $638,000, to $4.6 million for the three months ended September 30, 2009, from $4.0 million over the same period in 2008. The weighted average yield on interest earning assets decreased to 6.52% for the three months ended September 30, 2009 from 7.36% for the three months ended September 30, 2008. The weighted average rate paid on interest bearing liabilities decreased to 2.63% for the three months ended September 30, 2009 from 3.40% for the three months ended September 30, 2008. The interest rate spread and the net interest margin were 3.88% and 3.91%, respectively, for the quarter ended September 30, 2009, as compared to 3.96% for both ratios for the quarter ended September 30, 2008.

Interest and fees on loans receivable increased by $362,000, or 4.9%, to $7.7 million for the three months ended September 30, 2009 from $7.3 million for the three months ended September 30, 2008. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted-average yield. The average balance outstanding increased by $28.6 million to $421.9 million for the three months ended September 30, 2009 from $393.3 million for the three months ending September 30, 2008. The weighted-average yield decreased to 7.29% for the three months ended September 30, 2009 from 7.45% for the three months ended September 30, 2008.

Interest income on investment securities decreased $38,000, or 61.3%, to $24,000 for the three months ended September 30, 2009 from $62,000 for the three months ended September 30, 2008. The average balance outstanding decreased $2.4 million to $2.1 million for the three months ended September 30, 2009 from $4.4 million for the three months ended September 30, 2008. The weighted-average yield decreased to 4.66% for the three months ended September 30, 2009 from 5.56% for the three months ended September 30, 2008.

Dividends on FHLB and FRB stock decreased $20,000, or 52.6%, to $18,000 for the three months ended September 30, 2009 from $38,000 for the three months ended September 30, 2008 due to a decrease in the crediting rate paid by FHLB. The average balance outstanding decreased $605,000 to $4.4 million for the three months ended September 30, 2009 from $5.0 million for the three months ended September 30, 2008. The weighted-average yield decreased to 1.59% for the three months ended September 30, 2009 from 3.10% for the three months ended September 30, 2008.

Interest expense on deposits decreased $175,000, or 7.4%, to $2.2 million for the three months ended September 30, 2009 from $2.4 million for the three months ended September 30, 2008. The average balance outstanding increased $92.6 million, or 31.2%, to $389.5 million for the three months ended September 30, 2009 from $296.9 million for the same period in 2008. The weighted-average rate decreased to 2.25% for the three months ended September 30, 2009 from 3.19% for the three months ended September 30, 2008.

There was no interest expense on fed funds purchased for the three months ended September 30, 2009 as compared to $13,000 for the three months ended September 30, 2008 since there were no fed funds purchased during the quarter. The average balance of fed funds purchased outstanding was $1.7 million and the weighted-average rate was 3.12% for the three months ended September 30, 2008.

Interest expense on advances from the FHLB decreased $145,000, or 18.9%, to $622,000 for the three months ended September 30, 2009 from $767,000 for the three months ended September 30, 2008. The average balance outstanding decreased $23.9 million to $63.7 million for the three months ended September 30, 2009 from $87.6 million for the three months ended September 30, 2008. The weighted average rate increased to 3.91% for the three months ended September 30, 2009 from 3.50% for the three months ended September 30, 2008.

The provision for loan losses increased by $6.1 million to $6.5 million for the three months ended September 30, 2009 from $330,000 over the same period in 2008 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income increased 106.0%, or $369,000, to $717,000 for the three months ended September 30, 2009, from $348,000 over the same period in 2008. Deposit account fees increased $21,000 to $186,000 for the three months ended September 30, 2009 from $165,000 for the same period in 2008. Commission income decreased $11,000 to $2,000 for the three months ended September 30, 2009 from $13,000 for the three months ended September 30, 2008. Gain on sale of loans increased by $273,000 to $305,000 for the third quarter of 2009 as compared to $32,000 during the three months ended September 30, 2008 primarily due to one loan that was sold for a gain of $250,000. There were no investment gains or losses during the three months ended September 30, 2009 as compared to a $106,000 impairment loss on the Company’s investment in Triangle Capital Corporation for the three months ended September 30, 2008. Income from bank owned life insurance decreased by $35,000, or 43.2%, to $46,000 for the three months ended September 30, 2009 from $81,000 for the three months ended September 30, 2008 due to a decrease in the crediting rate paid by the carriers.

Noninterest expense increased $77,000, or 3.0%, to $2.6 million for the three months ended September 30, 2009, from $2.5 million over the same period in 2008. Salaries and employee benefits decreased $93,000, or 6.0%, to $1.5 million for the three months ended September 30, 2009 as compared to $1.6 million over the same period in 2008 primarily due to declines in supplemental executive retirement plan expense and bonuses. Occupancy expense decreased by $19,000, or 10.6%, to $161,000 for the three months ended September 30, 2009 from $180,000 for the same period in 2008 primarily due a decrease in utilities expense. Equipment and data processing expenses decreased $56,000, or 15.8%, to $298,000 for the three months ended September 30, 2009 from $354,000 for the three months ended September 30, 2008 primarily due to a decrease in fees for the Company’s data service provider. The FDIC insurance premium expense increased by $101,000, or 146.4%, to $170,000 for the three months ended September 30, 2009 from $69,000 for the three months ended September 30, 2008 partially due to the significant increase in deposits over the period. Additionally, beginning in January 2009, the FDIC doubled the assessment rate for most insured institutions. In order to increase the funds available to the Deposit Insurance Fund, the FDIC is requiring all insured depository institutions to prepay their federal deposit insurance assessments through 2012. The prepayment will be due December 30, 2009 and will be based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a 5% annual growth in deposits  and three basis point increase in the assessment rate  during years 2011 and 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $2 million. We expect that we will be able to make the prepayment from available cash on hand. Other expenses increased $144,000, or 38.0%, to $523,000 for the three months ended September 30, 2009 from $379,000 for the three months ended September 30, 2008, primarily as a result of increases in other real estate owned expense due to an increase in the number of properties, as well as valuation adjustments resulting from the unstable real estate market.

Income tax benefit for the three-month period ended September 30, 2009 was $1.5 million as compared to income tax expense of $565,000 for the same period in 2008, which equates to effective rates of 40.3% and 38.0% respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Net loss for the nine month period ended September 30, 2009 was $2.2 million, a decrease of $4.8 million, or 187.7%, as compared to net income of $2.6 million for the same period in 2008. This decrease was primarily the result of an increase in the provision for loan losses and noninterest expense, partially offset by increases in net interest income and noninterest income and a decrease in income tax expense. Net loss available to common stockholders for the nine-month period ended September 30, 2009 was $2.9 million as compared to net income available to common stockholders for the same period in 2008 of $2.6 million. Net loss available to common stockholders for the 2009 period reflects $614,000 in dividends and discount accretion on the Series A Preferred Stock in addition to the net loss for the period. Basic and diluted loss per common share were both $0.77 for the first nine months of 2009, a decrease of 211.6% from the earnings per common share of $0.69 for the first nine months of 2008. The annualized return on average assets and annualized return on average equity were -0.60% and -7.49%, respectively, for the nine month period ended September 30, 2009. This compares to an annualized return on average assets and annualized return on average equity of 0.81% and 12.08%, respectively, for the same period in 2008.

Net interest income, the Company’s primary source of income, increased 16.6%, or $1.9 million, to $13.3 million for the nine months ended September 30, 2009, from $11.4 million over the same period in 2008. The weighted-average yield on interest earning assets decreased to 6.65% for the nine months ended September 30, 2009 from 7.54% for the nine months ended September 30, 2008. The weighted average rate paid on interest bearing liabilities decreased to 2.81% for the nine months ended September 30, 2009 from 3.62% for the nine months ended September 30, 2008. The interest rate spread and the net interest margin were 3.84% and 3.88%, respectively, for the nine-month period ended September 30, 2009 as compared to 3.92% for both ratios for the same period in 2008.

Interest and fees on loans receivable increased by $1.1 million, or 5.3%, to $22.6 million for the nine months ended September 30, 2009 from $21.5 million for the nine months ended September 30, 2008. The average balance outstanding increased $37.1 million, or 9.9%, to $413.7 million for the nine months ended September 30, 2009 from $376.6 million for the nine months ended September 30, 2008. The weighted-average yield decreased to 7.28% for the nine months ended September 30, 2009 from 7.60% for the nine months ended September 30, 2008.

Interest income on investment securities decreased $75,000, or 40.5%, to $110,000 for the nine months ended September 30, 2009 from $185,000 for the nine months ended September 30, 2008. The average balance outstanding decreased $532,000, or 11.2%, to $4.2 million for the nine months ended September 30, 2009 from $4.7 million for the nine months ended September 30, 2008. The weighted-average yield decreased to 3.49% for the nine months ended September 30, 2009 from 5.20% for the nine months ended September 30, 2008.

Dividends on FHLB and FRB stock decreased $151,000 to $30,000 for the nine months ended September 30, 2009 from $181,000 for the same period in 2008. The Federal Home Loan Bank of Atlanta discontinued dividend payments for the first half of 2009, and although a dividend was received during the third quarter, it was at a much lower rate than the corresponding period in 2008. The weighted-average yield decreased to 0.92% for the nine months ended September 30, 2009 from 4.92% for the nine months ended September 30, 2008. The average balance outstanding decreased $630,000, or 12.8%, to $4.3 million for the nine months ended September 30, 2009 as compared to $4.9 million for the nine months ended September 30, 2008.

Interest expense on deposits decreased $573,000, or 7.8%, to $6.8 million for the nine months ended September 30, 2009 from $7.4 million for the nine months ended September 30, 2008. The average balance outstanding increased $86.7 million, or 30.7%, to $369.2 million for the nine months ended September 30, 2009 from $282.5 million for the nine months ended September 30, 2008. The weighted-average rate decreased to 2.46% for the nine months ended September 30, 2009 from 3.49% for the nine months ended September 30, 2008.

Interest expense on fed funds purchased decreased by $12,000, or 92.3%, to $1,000 for the nine months ended September 30, 2009 from $13,000 for the nine months ended September 30, 2008. The average balance outstanding decreased by $402,000, or 69.6%, to $176,000 for the nine months ended September 30, 2009 from $578,000 for the nine months ended September 30, 2008. The weighted-average rate decreased to 0.97% for the nine months ended September 30, 2009 from 3.10% for the nine months ended September 30, 2008.

Interest expense on advances from the FHLB decreased $394,000, or 17.6%, to $1.8 million for the nine months ended September 30, 2009 from $2.2 million for the nine months ended September 30, 2008. The weighted average cost of funds increased to 3.87% for the nine months ended September 30, 2009 from 3.46% for the nine months ended September 30, 2008. The average balance outstanding decreased $22.5 million, or 26.1%, to $63.7 million for the nine months ended September 30, 2009 from $86.3 million for the nine months ended September 30, 2008.

The provision for loan losses increased by $9.4 million to $10.3 million for the nine months ended September 30, 2009 from $930,000 over the same period in 2008 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income increased 29.8%, or $364,000, to $1.6 million for the nine months ended September 30, 2009, from $1.2 million over the same period in 2008. Deposit account fees increased $15,000, or 3.1%, to $497,000 for the nine months ended September 30, 2009 from $482,000 for the same period in 2008. ATM fees increased $25,000, or 9.1%, to $299,000 for the nine months ended September 30, 2009 from $274,000 for the nine months ended September 30, 2008 due to an increase in fees from increased use of debit cards. Commission income decreased $42,000 to $7,000 for the nine months ended September 30, 2009 from $49,000 for the nine months ended September 30, 2008. Gain on sale of loans increased $287,000, or 205.0%, to

$427,000 for the nine months ended September 30, 2009 from $140,000 for the nine months ended September 30, 2008 primarily due to one loan that was sold for a gain of $250,000. Gain on sale of other real estate owned increased by $140,000 to $151,000 for the nine months ended September 30, 2009 as compared to $11,000 during the nine months ended September 30, 2008. There were no investment gains or losses during the nine months ended September 30, 2009 as compared to a $106,000 impairment loss on the Company’s investment in Triangle Capital Corporation for the nine months ended September 30, 2008. Income from bank owned life insurance decreased by $153,000, or 82.7%, to $32,000 for the nine months ended September 30, 2009 from $185,000 for the nine months ended September 30, 2008 due to a decrease in the crediting rate paid by the carriers, as well as surrender charges incurred during the period due to a change in insurance carriers. Other income decreased $14,000 to $171,000 for the nine months ended September 30, 2009 from $185,000 for the nine months ended September 30, 2008 primarily due declines in income from the Company’s investment in Maryland Title Center LLC, as well as decreases in rental income and miscellaneous fees.

Noninterest expense increased $775,000, or 10.3%, to $8.3 million for the nine month period ended September 30, 2009 from $7.5 million for the nine months ended September 30, 2008. Salaries and employee benefits decreased $87,000, or 1.8%, to $4.7 million for the nine months ended September 30, 2009 from $4.8 million over the same period in 2008 primarily due to declines in supplemental executive retirement plan expense and bonuses. Equipment and data processing expenses decreased $84,000, or 8.4%, to $921,000 for the nine months ended September 30, 2009 from $1.0 million over the same period in 2008 due to decreased fees from the Company’s data service provider, a decrease in depreciation expense on furniture, fixtures, and equipment, and a decline in small equipment purchases. The FDIC insurance premium expense increased by $421,000, or 182.3%, to $652,000 for the nine months ended September 30, 2009 from $231,000 for the nine months ended September 30, 2008 partially due to the significant increase in deposits over the period. Additionally, beginning in January 2009, the FDIC doubled the assessment rate for most insured institutions. In addition, the FDIC imposed a special assessment on all FDIC-insured institutions equal to 5 basis points of assets less Tier 1 capital as of June 30, 2009. For the bank, the special assessment totaled $240,000. Other expenses increased $529,000, or 54.1%, to $1.5 million for the nine months ended September 30, 2009 from $978,000 million for the nine months ended September 30, 2008, primarily as a result of increases in other real estate owned expense due to an increase in the number of properties, as well as valuation adjustments resulting from the unstable real estate market. Legal fees have increased primarily due to increased collection efforts associated with the increase in past due and other problem loans.

Income tax benefit for the nine month period ended September 30, 2009 was $1.5 million as compared to income tax expense of $1.6 million for the same period in 2008, which equates to effective rates of 39.6% and 38.5% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio (in thousands) at the indicated dates.

	September 30,		December 31,
	2009		2008
	Amount	%	Amount	%
Type of Loan
Real estate loans:
Construction loans	$98,043	22.60%	$103,407	25.34%
One- to four-family residential and home equity	132,880	30.64	129,581	31.76
Multi-family residential	6,913	1.59	6,852	1.68
Land	4,367	1.01	4,687	1.15
Commercial	166,562	38.40	143,126	35.07
Commercial business loans	20,808	4.80	15,995	3.92
Consumer loans	4,182	0.96	4,415	1.08
Gross loans	433,755	100.00%	408,063	100.00%
Less: allowance for loan losses	(14,071)		(6,314)
Net loans receivable	$419,684		$401,749

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

The following table sets forth certain information with respect to nonperforming assets.

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans and leases	$28,175	$10,459
Loans and leases 90 days or more past due	0	0
Restructured loans and leases	9,067	0
Total nonperforming loans and leases	37,242	10,459
Other real estate owned, net	5,268	2,843
Total nonperforming assets	$42,510	$13,302
Nonperforming loans and leases to total loans	8.59%	2.56%
Nonperforming assets to total assets	8.55	2.70
Allowance for loan losses to non-performing loans and leases	37.78	60.37

Analysis of Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the first nine months of 2009, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

Management determined that the appropriate allowance for loan losses at September 30, 2009 was $14.0 million, (3.24% of total loans), an increase of $7.8 million (122.9%) from the $6.3 million allowance (1.55% of total loans) at December 31, 2008. Annualized net charge-offs for the first nine months of 2009 were 0.81% of average loans, as compared to net charge-offs of 0.05% of average loans for the year 2008. The provision for loan losses required for the first nine months of 2009 and 2008 was $10.3 million and $930,000, respectively. The increase in the allowance and provision for loan losses is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets and charge-offs during the first nine months of 2009. Additional provisions have been added for several development loans whose progress has slowed due to the slowdown in home sales. Management is anticipating that developers will have to carry projects for a longer period than anticipated. The Bank has added additional provisions based on the current condition of the economy. A now sustained period of slow home sales, higher unemployment, and increased delinquencies have been taken into consideration when reviewing the methodology. Management has determined that increased provisions for all of these factors are necessary to reflect the losses within the portfolio as of the balance sheet date.

A summary of activity in the allowance (in thousands) is shown below.

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2009	2008

Balance at beginning of period	$6,314	$3,109
Charge-offs:
Real estate	(1,211)	(189)
Commercial	(1,903)	(97)
Consumer	(27)	(42)
Total charge-offs	(3,141)	(328)
Recoveries:
Real estate	3	0
Commercial	606	110
Consumer	9	18
Total recoveries	618	128
Net charge-offs	(2,523)	(200)
Provision for loan losses	10,280	3,405
Balance at end of period	$14,071	$6,314
Net charge-offs to average loans
outstanding during the period (annualized)	0.81%	0.05%
Allowance for loan losses to loans	3.24	1.55
Allowance for loan losses to nonperforming loans	37.78	60.37

Analysis of Deposits

The following table sets forth the dollar amount of deposits (in thousands) in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	September 30,	%	December 31,	%
	2009	Deposits	2008	Deposits

Regular checking	$23,477	6.32%	$19,510	5.35%
NOW accounts	25,380	6.84	20,219	5.55
Passbook	10,962	2.95	11,347	3.11
Statement savings	9,730	2.62	8,550	2.35
Money market	7,894	2.13	6,122	1.68
Holiday club	283	0.08	81	0.02
Certificates of Deposit	269,587	72.62	276,851	75.94
IRA Certificates of Deposit	17,928	4.83	14,757	4.05
Money Market Certificates	5,981	1.61	7,114	1.95
	$371,222	100.00%	$364,551	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital. The following table sets forth applicable capital ratios of the Bank as of September 30, 2009 and December 31, 2008.

			Regulatory Minimum
	2009	2008	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	13.45%	14.64%	10.00%	8.00%
Tier 1 risk-based capital ratio	9.13%	10.24%	6.00%	4.00%
Tier 1 leverage ratio	7.37%	8.64%	5.00%	4.00%

As of September 30, 2009 and December 31, 2008, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Board of Governors of the Federal Reserve System. Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk –

Not Applicable

Item 4T.	Controls and Procedures –

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 1.	Legal Proceedings -
Not Applicable

Item 1A.	Risk Factors -
Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.	Defaults Upon Senior Securities -
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.	Other Information -
Not Applicable

Item 6.	Exhibits -

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 2000, SEC File No. 0-24926.
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
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

CECIL BANCORP, INC.
Date: November 13, 2009	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: November 13, 2009	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)