Form 10-K
period 2009-12-31
CECIL BANCORP INC
filed 2010-03-26
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of March 19, 2010 the registrant had 3,689,346 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates on such date was approximately $8.2 million based on the closing sale price of $4.40 per share of the Registrant’s Common Stock on June 30, 2009. For purposes of this calculation, it is assumed that the 1,818,414 shares held by directors and officers of the Registrant are shares held by affiliates.

Documents Incorporated by Reference:  Part III: Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting.

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

The Bank’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans while increasing its construction, commercial real estate, other commercial, and consumer lending portfolios; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. The Company offers a full range of brokerage and investment services through a relationship with Waterford Investor Services, Inc.

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

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Department of Treasury may permit the Company to redeem the Series A Preferred Stock in whole or in part at any time after consultation with the appropriate federal banking agency.  Any partial redemption must involve at least 25% of the Series A Preferred Stock issued.  Upon redemption of the Series A Preferred Stock, the Company will have the right to repurchase the Warrant at its fair market value.

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

Under the Bank Holding Company Act of 1956, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

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

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended four months to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009.  The Company opted out of the Debt Guarantee Program.  The Bank did not opt out of either the Debt Guarantee Program or the Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.  The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the fourth quarter of calendar 2007 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities

(including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment base was increased at a 5% annual growth rate.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .0108% of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

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

The regulations of the Federal Reserve in effect at December 31, 2009, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million as of June 30 of the prior year that do not engage in a material amount of non-banking activities, conduct significant off-balance sheet activities or have outstanding a material amount of debt or equity securities that are registered with the SEC (other than trust preferred securities). The Company was, therefore, not subject to the Federal Reserves capital ratio requirements during 2009. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2009, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2009, required member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2009, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2009, the Bank was well capitalized as defined in the Federal Reserve’s regulations.

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

The Bank offers adjustable-rate mortgage loans with terms of up to 40 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term. All newly originated residential adjustable rate mortgage loans have interest rate adjustments limited to three percentage points annually with no interest rate ceiling over the life of the loan. New loans also have an interest rate floor imbedded within the promissory note. Previously originated loans contain a limit on rate adjustments of two percentage points annually and six percentage points over the life of the loan.

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

During the year ended December 31, 2009, the Bank originated $3,988,000 in adjustable-rate mortgage loans and $17,558,000 in fixed-rate mortgage loans. The Bank also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. The Bank offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

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

Loan Solicitation and Processing. The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2009, the Bank’s loans to one borrower cannot exceed $10,088,000.

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

Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and general supply of money in the economy. In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank also receives servicing fees on the loan amount of the loans that it services. At December 31, 2009, the Bank was servicing $38.3 million in loans for other financial institutions. For the years ended December 31, 2009 and 2008, the Bank recognized gross servicing income of $131,000 and $100,000, respectively, and total loan fee income of $783,000 and $571,000, respectively.

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

Mortgage-backed securities, however, entail certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Bank to the risk that they will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Bank seeks to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven years or shorter maturity) mortgage-backed securities. At December 31, 2009, the Bank had no mortgage derivative products that met the definition of high risk mortgage securities.

Deposits and Borrowings

Deposits. Deposits are attracted principally from the Bank’s market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Bank also offers individual retirement accounts (“IRAs”). The Bank’s policies are designed primarily to attract deposits from local residents. To supplement local market deposits, the Bank has access to the national CD market through deposit brokers, including the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network

and Finance 500, Inc. The Bank may use this market to meet liquidity needs. At December 31, 2009, the Bank had no one-way buy certificates of deposit that were obtained through the CDARS network or Finance 500, Inc. Because CDARS and Finance 500, Inc. deposits are considered brokered deposits, the Bank would not be able to accept or renew these deposits without FDIC permission if the Bank were less than well capitalized. Interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

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

Competition

The Company offers a wide range of lending and deposit services in its market area. In addition, the Company offers a full range of brokerage and investment services through its relationship with Waterford Investor Services, Inc. The Company experiences substantial competition both in attracting and retaining deposits, in making loans, and in providing investment, insurance, and other services. Management believes the Bank is able to compete effectively in its primary market area.

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

Based on data compiled by the FDIC as of June 30, 2009 (the latest date for which such information is available), the Bank had the second largest share of FDIC-insured deposits in Cecil County with approximately 31% and the 14th largest share of FDIC-insured deposits in Harford County with approximately 2%. This data does not reflect deposits held by credit unions with which the Bank also competes.

Employees

As of December 31, 2009, the Company and the Bank employed 91 persons. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Following are the locations of the Bank at December 31, 2009. The Company has no other locations.
Popular Name	Location
Main Office	127 North Street, Elkton, MD 21921
Cecil Financial Center*	135 North Street, Elkton, MD 21921
Elkton Drive Thru Office	200 North Street, Elkton, MD 21921
Corporate Center	118 North Street, Elkton, MD 21921
North East*	108 North East Plaza, North East, MD 21901
Fair Hill	4434 Telegraph Road, Elkton, MD 21921
Rising Sun*	56 Rising Sun Towne Centre, Rising Sun, MD 21911
Turkey Point	1223 Turkey Point Road, North East, MD 21901
Cecilton	122 West Main Street, Cecilton, MD 21913
Crossroads*	114 E. Pulaski Hwy, Elkton, MD 21921
Aberdeen	3 W. Bel Air Avenue, Aberdeen, MD 21001
Conowingo	390 Conowingo Road, Conowingo, MD 21918
Downtown Havre de Grace	303-307 St John Street, Havre de Grace, MD 21078
Route 40 Havre de Grace	1609 Pulaski Highway, Havre de Grace, MD 21078
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

Item 4.  [Reserved]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB, with quotations available on the OTC Bulletin Board. Stockholders received quarterly cash dividends totaling $0.075 per share in 2009 and $0.10 in 2008.  The ratio of dividends per share to diluted net income per common share was -8.4% in 2009, compared to 20.4% for 2008. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Until the third anniversary of the issuance of the Series A Preferred Stock to the Treasury Department or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock without the consent of the Treasury Department.

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined at its meeting held January 19, 2010 that it was in the best interests of the Company and its stockholders not to declare a dividend on its common stock for the first quarter of 2010 and not to declare the dividend payable February 15, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.

The number of common shareholders of record was approximately 619 as of March 19, 2010, excluding stockholders who hold in nominee or “street name.”

Quarterly Stock Information (1)
	2009			2008
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st Quarter	$4.00	$6.75	$0.025	$8.27	$9.90	$0.025
2nd Quarter	4.35	6.00	0.025	8.22	9.05	0.025
3rd Quarter	3.75	4.50	0.025	6.45	8.25	0.025
4th Quarter	2.75	4.90	0.000	4.85	7.25	0.025
Total			$0.075			$0.100
 (1)   Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Item 6.  Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
RESULTS OF OPERATIONS:
Interest Income	$30,296	$29,451	$28,244	$21,646	$14,987
Interest Expense	12,428	14,313	14,346	10,167	5,679
Net Interest Income	17,868	15,138	13,898	11,479	9,308
Provision for Loan Losses	10,640	3,405	935	665	625
Net Interest Income after Provision for Loan Losses	7,228	11,733	12,963	10,814	8,683
Noninterest Income	2,169	1,138	1,500	1,261	1,115
Noninterest Expenses	13,159	10,015	9,004	7,847	6,543
(Loss) Income before Income Taxes	(3,762)	2,856	5,459	4,228	3,255
Income Tax (Benefit) Expense	(1,282)	1,005	2,059	1,520	1,193
Net (Loss) Income	(2,480)	1,851	3,400	2,708	2,062
Preferred Stock Dividends	(791)	-	-	-	-
Net (Loss) Income Available to Common Stockholders	(3,271)	1,851	3,400	2,708	2,062

PER SHARE DATA: (1)
Basic Net (Loss) Income Per Common Share	$(.89)	$.50	$.92	$.74	$.60
Diluted Net (Loss) Income Per Common Share	(.89)	.49	.92	.74	.60
Dividends Declared Per Common Share	.075	.10	.10	.10	.10
Book Value (at year end) (2)	7.06	7.83	7.41	6.60	6.21
Tangible Book Value (at year end) (2), (3)	6.95	7.15	6.75	5.95	5.55

FINANCIAL CONDITION (at year end):
Assets	$509,819	$492,397	$401,432	$347,451	$267,125
Loans, net	424,047	401,749	355,595	310,083	233,307
Investment Securities	6,413	12,012	5,219	6,271	5,922
Deposits	382,338	364,551	267,032	270,604	198,207
Stockholders’ Equity	36,979	40,392	27,242	24,273	21,942

PERFORMANCE RATIOS (for the year):
Return on Average Assets	-.49%	.42%	.92%	.91%	.89%
Return on Average Equity	-6.30	6.47	13.28	11.70	10.54
Net Interest Margin	3.90	3.78	4.05	4.18	4.36
Efficiency Ratio (4)	65.67	61.53	58.48	61.59	62.77
Dividend Payout Ratio	-8.46	20.41	10.87	13.51	16.67

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	7.85%	6.56%	6.92%	7.81%	8.45%
Allowance for Loan Losses to Loans	3.27	1.55	.87	.71	.74
Nonperforming Assets to Total Assets	9.66	2.70	1.42	.46	1.21
Net Charge-offs to Average Loans	.63	.05	.01	.07	.04

(1) All per share amounts have been adjusted to give retroactive effect for the 1% stock dividends approved by the Board of Directors in December 2005, March 2006, May 2006, and August 2006, and the two-for-one stock split approved by the Board of Directors in March 2007.
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

Summary

Cecil Bancorp, Inc. (the “Company”) is the holding company for Cecil Bank (the “Bank”). The Bank is a community-oriented commercial bank chartered under the laws of the State of Maryland and is a member of the Federal Reserve System. The Bank commenced operations in 1959 as a Federal savings and loan association and converted to a Maryland commercial bank in 2002. The Bank conducts its business through its main office in Elkton, Maryland, and branches in Elkton, North East, Fair Hill, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland. Cecil Service Corporation, a subsidiary of the Bank, acts as leasing agent for the leased branches. The Bank offers a full range of brokerage and investment services through a relationship with Waterford Investor Services, Inc. The Bank’s business strategy is to operate as an independent community-oriented financial institution funded primarily by retail deposits.

Consolidated Average Balances, Yields and Costs (1)

	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Loans (2)	$415,281	$30,082	7.24%	$382,779	$28,951	7.56%	$331,021	$27,677	8.36%
Investment securities	3,904	134	3.43	5,697	249	4.37	5,674	284	5.01
Other earning assets	39,024	80	0.21	12,096	251	2.08	6,845	283	4.12
Total earning assets	458,209	30,296	6.61	400,572	29,451	7.35	343,540	28,244	8.22
Other assets	43,149			35,196			26,442
Total assets	$501,358			$435,768			$369,982
Liabilities and Stockholders’ Equity:
Deposits	$373,003	8,836	2.37%	$301,982	10,311	3.41	$280,899	11,213	3.99%
FHLB advances	63,721	2,470	3.88	80,637	2,865	3.55	42,043	2,012	4.79
Fed funds purchased	132	1	0.96	433	13	3.10	0	0	0.00
Junior subordinated debentures	17,000	1,121	6.59	17,000	1,124	6.61	17,000	1,121	6.59
Total interest-bearing liabilities	453,856	12,428	2.74	400,052	14,313	3.58	339,942	14,346	4.22
Net interest income and spread		$17,868	3.87%		$15,138	3.77%		$13,898	4.00%
Noninterest-bearing liabilities	8,168			7,117			4,436
Total liabilities	462,024			407,169			344,378
Stockholders’ equity	39,334			28,599			25,604
Total liabilities and stockholders’ equity	$501,358			$435,768			$369,982

Net Interest Margin			3.90%			3.78%			4.05%
Average interest earning assets to interest bearing liabilities			100.96%			100.13%			101.06%
(1)      No tax equivalent adjustments were made.
(2)      Non-accrual loans are included in the average balances.

Comparison of Results of Operations

Net loss was $2.5 million for the year ended December 31, 2009, a decrease of $4.3 million, or 234.0%, from net income of $1.9 million for 2008. The decrease in net income is primarily the result of a $7.2 million, or 212.5%, increase in the provision for loan losses and a $3.1 million, or 31.4%, increase in noninterest expense, partially offset by a $2.7 million (18.0%) increase in net interest income, a $1.0 million, or 90.6%, increase in noninterest income, and a $2.3 million (227.6%) decrease in income tax expense. Net loss available to common stockholders was $3.3 million for the year ended December 31, 2009, a decrease of $5.1 million, or 276.7%, from net income available to common stockholders of $1.9 million for 2008.  Basic and diluted loss per common share for 2009 were both $0.89, down $1.39 and $1.38, respectively, or approximately 278.0% and 281.6%, from corresponding 2008 basic and diluted earnings per common share amounts of $0.50 and $0.49, respectively. The return on average assets and return on average equity were -0.49% and -6.30%, respectively, for the year ended December 31, 2009. This compares to a return on average assets and the return on average equity of 0.42% and 6.47%, respectively, for 2008.

Net interest income, the Company’s primary source of income, increased $2.7 million, or 18.0%, to $17.9 million for the year ended December 31, 2009, from $15.1 million for the year ended December 31, 2008 primarily due to an increase in average earning assets and widening margins. Average interest earning assets increased $57.6 million, or 14.4%, while average interest bearing liabilities increased $53.8 million, or 13.5%, improving the ratio of average interest earning assets to average interest bearing liabilities to 100.96% from 100.13%.  The weighted average yield on interest-earning assets decreased 74 basis points to 6.61% for the year ended December 31, 2009 from 7.35% for the year ended December 31, 2008. The weighted average rate paid on interest bearing liabilities decreased 84 basis points to 2.74% for the year ended December 31, 2009 from 3.58% for the year ended December 31, 2008. The net interest spread increased to 3.87% for 2009 from 3.77% for 2008 and the net interest margin increased to 3.90% for 2009 from 3.78% for 2008 as the average cost of interest bearing liabilities declined at a faster rate than the yield on interest earning assets.

Interest and fees on loans receivable increased by $1.1 million, or 3.9%, to $30.1 million for the year ended December 31, 2009 from $29.0 million for the year ended December 31, 2008. The increase is attributable to an increase in the average balance outstanding partially offset by a decline in the average yield earned. The average balance outstanding increased $32.5 million, or 8.5%, to $415.3 million for the year ended December 31, 2009 from $382.8 million for the year ended December 31, 2008. The weighted average yield decreased to 7.24% for the year ended December 31, 2009 from 7.56% for the year ended December 31, 2008.

Interest on investment securities decreased by $115,000, or 46.2%, to $134,000 for the year ended December 31, 2009 from $249,000 for the year ended December 31, 2008. The decrease is attributable to decreases in the weighted average yield and the average balance outstanding. The average balance outstanding decreased $1.8 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The weighted average yield decreased to 3.43% for the year ended December 31, 2009 from 4.37% for the year ended December 31, 2008.

Other earning assets consist of Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest bearing deposits with other banks. Dividends on Federal Home Loan and Federal Reserve Bank stock decreased $148,000, or 77.5%, to $43,000 for the year ended December 31, 2009 from $191,000 for the year ended December 31, 2008 as a result of the discontinuation of dividends by FHLB for much of 2009, as well as decreases in the average balance and the weighted average yield. The average balance outstanding decreased $351,000, or 7.5%, to $4.3 million for the year ended December 31, 2009 from $4.7 million for the year ended December 31, 2008. The weighted average yield decreased to 1.00% for the year ended December 31, 2009 from 4.09% for the year ended December 31, 2008. Interest on the interest bearing deposits with other banks decreased $23,000 to $37,000 for the year ended December 31, 2009 from $60,000 for the year ended December 31, 2008 as a result of a decrease in the weighted average yield, partially offset by an increase in the average balance outstanding. The weighted average yield decreased to 0.11% for the year ended December 31, 2009 from 0.81% for the year ended December 31, 2008. The average balance outstanding increased $27.3 million, or 367.2%, to $34.7 million for the year ended December 31, 2009 from $7.4 million for the year ended December 31, 2008.

    Interest expense on deposits decreased $1.5 million, or 14.3%, to $8.8 million for the year ended December 31, 2009 from $10.3 million for the year ended December 31, 2008. The decrease was the result of a decrease in the average cost of funds partially offset by an increase in the average balance. The weighted average rate decreased to 2.37% for the year ended December 31, 2009 from 3.41% for the year ended December 31, 2008. The average balance outstanding increased $71.0 million, or 23.5%, to $373.0 million for the year ended December 31, 2009 from $302.0 million for the year ended December 31, 2008. Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $395,000, or 13.8%, to $2.5 million for the year ended December 31, 2009 from $2.9 million for the year ended December 31, 2008. The average balance outstanding decreased $16.9 million, or 21.0%, to $63.7 million for the year ended December 31, 2009 from $80.6 million for the year ended December 31, 2008. The weighted average rate increased to 3.88% for the year ended December 31, 2009 from 3.55% for the year ended December 31, 2008. Interest expense on fed funds purchased decreased 92.3% to $1,000 for the year ended December 31, 2009 from $13,000 for the year ended December 31, 2008. The average balance outstanding during the period decreased $301,000, or 69.5%, to $132,000 for the year ended December 31, 2009 from $433,000 for the same period in 2008.  The weighted average rate decreased to 0.96% for the year ended December 31, 2009 from 3.10% for the year ended December 31, 2008. Interest expense on junior subordinated debentures was approximately the same at $1.1 million, as the average balance remained the same and the interest rate decreased by only 2 basis points.

Effect of Volume and Rate Changes on Net Interest Income

	2009 vs. 2008			2008 vs. 2007
	Increase	Due to Change		Increase	Due to Change
	or	In Average *		or	In Average *
(In thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans	$1,131	$2,389	$(1,258)	$1,274	$4,071	$(2,797)
Investment securities	(115)	(68)	(47)	(35)	1	(36)
Other interest-earning assets	(171)	200	(371)	(32)	152	(184)
Total Interest Income	845	3,987	(3,142)	1,207	4,386	(3,179)
Interest expense:
Interest bearing deposits	(1,475)	2,102	(3,577)	(902)	800	(1,702)
FHLB advances	(395)	(639)	244	853	1,475	(622)
Fed funds purchased	(12)	(6)	(6)	13	13	0
Junior subordinated debentures	(3)	0	(3)	3	0	3
Total Interest Income	(1,885)	1,760	(3,645)	(33)	2,329	(2,362)
Net Interest Income	$2,730	$2,227	$503	$1,240	$2,057	$(817)

  ________________
*    Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased $7.2 million to $10.6 million for the year ended December 31, 2009 from $3.4 million for the year ended December 31, 2008 as a result of this analysis. (See “Allowance for Loan Losses.”)

Noninterest income increased $1.0 million, or 90.6%, to $2.2 million for the year ended December 31, 2009 from $1.1 million for the year ended December 31, 2008. Deposit account fees increased $14,000, or 2.2%, to $664,000 for the year ended December 31, 2009 from $650,000 for the year ended December 31, 2008 due to growth in the portfolio. ATM fees increased $20,000 to $397,000 for the year ended December 31, 2009 from $377,000 for the year ended December 31, 2008. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Commission income decreased $47,000 to $8,000 for the year ended December 31, 2009 from $55,000 for the year ended

December 31, 2008 due to a decrease in investment activity in the current economy. There was a $277,000 gain on the sale of other real estate owned during the year ended December 31, 2009 as compared to an $11,000 gain on the sale of other real estate owned during the year ended December 31, 2008.  Gain on the sale of loans of $502,000 for the year ended December 31, 2009 was an increase of $329,000, or 190.2%, over the total of $173,000 for the year ended December 31, 2008. The Company did not show any gains or losses on investments for the year ended December 31, 2009, as compared to a loss of $618,000 on investments, consisting of a $125,000 loss on the sale of the AMF Intermediate Mortgage Fund and an additional $493,000 other than temporary impairment loss on its investments in Triangle Capital Corporation and the AMF Ultra Short Mortgage, Intermediate Mortgage, and Short U.S. Government Funds, for the year ended December 31, 2008.  Income from bank owned life insurance decreased by $171,000, or 67.1%, to $84,000 for the year ended December 31, 2009 from $255,000 for the year ended December 31, 2008 due to a decrease in the crediting rates paid by the carriers.

Noninterest expense increased $3.1 million, or 31.4%, to $13.2 million for the year ended December 31, 2009 from $10.0 million for the year ended December 31, 2008 primarily due to a $2.2 million goodwill impairment charge. The Company experienced a decrease in salaries and employee benefits of $83,000, or 1.4%, to $6.1 million for the year ended December 31, 2009 from $6.1 million for the year ended December 31, 2008.  Occupancy expense increased $15,000, or 2.2%, to $704,000 for the year ended December 31, 2009 from $689,000 for the year ended December 31, 2008.  Professional fees increased $261,000, or 150.0%, to $435,000 for the year ended December 31, 2009 from $174,000 for the year ended December 31, 2008 primarily due to increased legal fees associated with the collection of delinquent loans. The FDIC insurance premium expense increased by $489,000, or 160.9%, to $793,000 for the year ended December 31, 2009 from $304,000 for the year ended December 31, 2008 partially due to the significant increase in deposits over the period.  Additionally, beginning in January 2009, the FDIC doubled the assessment rate for most insured institutions and imposed a special assessment equal to 5 basis points of assets less Tier 1 capital.  The Company recorded goodwill impairment of $2.2 million for the year ended December 31, 2009 as compared to zero for the year ended December 31, 2008.  The Company performed its regular annual test for goodwill impairment as of September 30, 2009, at which time it was determined that goodwill was not impaired.  Primarily due to the further decline in our market capitalization during the fourth quarter, we performed an impairment test as of December 31, 2009.  During this test, we determined that goodwill was 100% impaired and we therefore recorded an impairment charge of $2.2 million.  Other expenses increased $287,000, or 20.4%, to $1.7 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008, primarily as a result of an increase in other real estate owned expense due to an increase in the number of properties, as well as valuation adjustments resulting from the unstable real estate market.

Income tax benefit for the year ended December 31, 2009 was $1.3 million as compared to expense of $1.0 million for the year ended December 31, 2008, which equates to effective rates of 34.1% and 35.2%, respectively.

Comparison of Financial Condition

The Company’s assets increased by $17.4 million, or 3.5%, to $509.8 million at December 31, 2009 from $492.4 million at December 31, 2008 primarily due to growth in loans. The gross loans receivable portfolio increased by $30.3 million, or 7.4%, to $438.4 million at December 31, 2009 from $408.1 million at December 31, 2008. The increase in loans is due to the Company’s growth strategy and the marketing efforts of the business development and loan departments. During the period, we realized a $29.6 million (20.7%) increase in commercial real estate loans and a $3.3 million (20.6%) increase in commercial business loans, partially offset by a $2.9 million (2.8%) decrease in construction loans. The allowance for loan losses increased by $8.0 million, or 127.3%, to $14.4 million at December 31, 2009 from $6.3 million at December 31, 2008. The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. (See “Allowance for Loan Losses” below.)  Cash and cash equivalents decreased $6.0 million to $35.5 million at December 31, 2009 from $41.4 million at December 31, 2008 primarily due to an increase in the loan portfolio, partially offset by an increase in the deposit portfolio and a decrease in the investment portfolio.

Investment securities available-for-sale decreased by $10.0 million to $1.7 million at December 31, 2009 from $11.7 million at December 31, 2008 due to a maturity in the first quarter of 2009 that was not replaced.  Investment securities held-to-maturity increased by $4.4 million to $4.7 million at December 31, 2009 from $300,000 at December 31, 2008 due to the purchase of several mortgage backed securities during the fourth quarter. Restricted investment securities, which consist of Federal Home Loan and Federal Reserve Bank stock, increased by $478,000, or 12.2%, to $4.4 million at December 31, 2009 from $3.9 million at December 31, 2008 due to an increase in the Bank’s additional paid in capital, which requires a purchase of FRB stock as mandated by the Federal Reserve Bank of Richmond. Other real estate owned increased $1.8 million, or 61.6%, to $4.6 million at December 31, 2009 from $2.8 million at December 31, 2008 due to the acquisition of additional properties in satisfaction of loans receivable.  Goodwill decreased by $2.2 million, or 100%, to zero at December 31, 2009 from $2.2 million at December 31, 2008 due to due to management’s determination of full impairment.  Other intangible assets, consisting entirely of mortgage servicing rights, increased by $78,000, or 23.7%, to $407,000 at December 31, 2009 from $329,000 at December 31, 2008. Other assets increased $6.8 million, or 116.6%, to $12.7 million at December 31, 2009 from $5.9 million at December 31, 2008, primarily due to an increase of $4.5 million in the Company’s deferred tax asset and the $2.1 million prepaid FDIC insurance premium at December 31, 2009.  In order to increase the funds available to the Deposit Insurance Fund, the FDIC required all insured depository institutions to prepay their federal deposit insurance assessments through 2012.  The prepayment was due December 30, 2009 and was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a 5% annual growth in deposits and three basis point increase in the assessment rate during years 2011 and 2012.

The Company’s liabilities increased $20.8 million, or 4.6%, to $472.8 million at December 31, 2009 from $452.0 million at December 31, 2008. Deposits increased $17.8 million, or 4.9%, to $382.3 million at December 31, 2009 from $364.5 million at December 31, 2008. NOW and money market accounts increased by $8.6 million (25.6%), savings accounts increased by $795,000 (4.0%), national certificates of deposit decreased by $60.2 million (77.0%), local certificates of deposit increased by $63.4 million (29.7%), and checking accounts increased by $5.2 million (26.7%). Other liabilities increased $3.2 million, or 47.9%, to $9.9 million at December 31, 2009 from $6.7 million at December 31, 2008, primarily due to increases in income taxes payable, the liability to fund the supplement executive retirement plan, and the liability owed to MoneyGram Payment Systems to clear official checks written by the Bank.

The Company’s stockholders’ equity decreased by $3.4 million, or 8.5%, to $37.0 million at December 31, 2009 from $40.4 million at December 31, 2008. This decrease is primarily due to the net loss of $2.5 million, the payment of preferred stock dividends to the U.S. Department of the Treasury totaling $661,000, and the payment of common stock dividends of $0.075 per share, or $277,000.

Loans Receivable

The Bank’s total gross loans grew $30.3 million, or 7.4%, during 2009. During the period, we realized a $29.6 million (20.7%) increase in commercial real estate loans and a $3.3 million (20.6%) increase in commercial business loans, partially offset by a $2.9 million (2.8%) decrease in construction loans. The following table shows the composition of the loan portfolio at December 31.

(In thousands)	2009	2008	2007	2006	2005
Real estate loans:
Construction	$100,509	$103,407	$79,150	$73,782	$16,414
1-4 family residential and home equity	129,847	129,581	125,723	109,151	86,334
Multi-family residential	7,227	6,852	7,149	6,679	4,523
Land	4,584	4,687	3,262	2,805	3,477
Commercial	172,703	143,126	126,850	102,348	45,338
Total real estate loans	414,870	387,653	342,134	294,765	156,086
Commercial business loans	19,290	15,995	10,206	10,755	67,277
Consumer loans	4,238	4,415	6,364	6,780	11,682
Gross loans	438,398	408,063	358,704	312,300	235,045
Less allowance for loan losses	(14,351)	(6,314)	(3,109)	(2,217)	(1,738)
Net loans	$424,047	$401,749	$355,595	$310,083	$233,307

Loan classifications beginning with December 31, 2006 in the preceding table have been prepared using call report instructions, which generally classify loans secured by real estate as real estate loans, regardless of the loans’ primary purpose. Categories for prior years have not been restated, and reflect classification of commercial purpose loans secured by real estate as commercial business loans.

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2009.

	At December 31, 2009
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or Less	Over 1-5	Over 5	Total
Real estate:
Mortgage	$174,485	$203,625	$5,639	$383,749
Home equity and second mortgages	21,762	5,855	3,504	31,121
Commercial	12,755	5,441	1,094	19,290
Consumer	2,106	1,661	471	4,238
Total	$211,108	$216,582	$10,708	$438,398

Rate Terms:
Fixed	$7,623	$23,105	$10,331	$41,059
Variable or adjustable	203,485	193,477	377	397,339
Total	$211,108	$216,582	$10,708	$438,398

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on a careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance. During the year ended December 31, 2009, the Bank began calculating the unallocated allowance by applying a factor derived from the Board of Governors of the Federal Reserve System’s Principal Economic Indicators, specifically the charge-off and delinquency rates on loans and leases at commercial banks.

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

The unallocated allowance is based upon management’s evaluation of current economic conditions that may affect borrowers’ ability to pay that are not directly measured in the determination of the specific and formula allowances. Management has chosen to apply a factor derived from the Board of Governors of the Federal Reserve System’s Principal Economic Indicators, specifically the charge-off and delinquency rates on loans and leases at commercial banks.  This statistical data tracks delinquency ratios on a national level.  While management does not believe the region that the bank is located in has been hit as hard as others across the nation, this ratio provides a global perspective on delinquency trends. Management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to current economic factors. These loans are being reviewed individually on a quarterly basis for specific impairment.

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

Management determined that the appropriate allowance for loan losses at December 31, 2009 was $14.3 million, (3.27% of total loans), an increase of $8.0 million, or 127.3%, from the $6.3 million allowance (1.55% of total loans) at December 31, 2008. The allowance was higher than the same period last year due to an increase in the level of risk in the Company’s real estate loan portfolio, resulting from the continued slow-down in the real estate market.  The same slow-down has resulted in delinquencies due to the inability of investors to resell properties as anticipated.  The Company has also seen an increase in loan extensions and in modification requests.  The allowance was also moved higher by management when land acquisition and development loans, as well as speculative construction loans were reviewed individually for impairment.  Net charge-offs were 0.63% of average loans in 2009, while net charge-offs were 0.05% of average loans in 2008. There was one out-of-area loan that the Company had purchased a participation in that resulted in a charge-off of $1.2 million, which equates to 36.1% of total charge-offs.  Charge-offs related to the acquisition of REO properties resulted in $2.9 million, or 90.0% or charge-offs.  The provision for loan losses required for 2009 was $10.6 million, up $7.2 million (212.5%), from $3.4 million in 2008.  A summary of activity in the allowance is shown below.

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Balance of allowance, January 1	$6,314	$3,109	$2,217	$1,738	$1,189
Loan charge-offs:
Real estate	(3,068)	(189)	0	(35)	(5)
Commercial loans	(88)	(97)	(30)	(121)	(29)
Consumer	(72)	(42)	(40)	(92)	(86)
Total charge-offs	(3,228)	(328)	(70)	(248)	(120)
Loan recoveries:
Real estate	609	0	0	0	0
Commercial loans	0	110	0	14	0
Consumer	16	18	27	48	44
Total recoveries	625	128	27	62	44
Net charge-offs	(2,603)	(200)	(43)	(186)	(76)
Provision for loan losses	10,640	3,405	935	665	625
Balance of allowance, December 31	$14,351	$6,314	$3,109	$2,217	$1,738

Net charge-offs to average loans	(0.63)%	(0.05)%	(0.01)%	(0.07)%	(0.04)%
Allowance to total loans	3.27%	1.55%	0.87%	0.71%	0.74%

The following table presents a five year history of the allocation of the allowance for loan losses, reflecting the methodologies described above, along with the percentage of total loans in each category.

	December 31
	2009		2008		2007		2006		2005
		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix
Amount applicable to:
Real estate loans:
Construction	$8,346	23%	$2,756	25%	$1,744	22%	$661	9%	$469	7%
1-4 family residential and home equity	2,284	30	200	32	194	35	123	29	118	37
Multi-family residential	47	2	0	2	0	2	0	2	0	2
Land	0	1	63	1	52	1	33	1	98	1
Commercial	3,243	39	1,248	35	931	35	589	28	410	19
Total Real Estate Loans	13,920	95	4,267	95	2,921	95	1,406	69	1,095	66
Commercial business loans	376	4	1,806	4	64	3	659	26	446	29
Consumer Loans	55	1	241	1	124	2	152	5	197	5
Total allowance	$14,351	100%	$6,314	100%	$3,109	100%	$2,217	100%	$1,738	100%

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

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans (1)	$32,694	$10,459	$5,065	$1,382	$2,818
Loans 90 days past due and still accruing	0	0	0	211	18
Restructured loans (2)	11,959	0	0	0	0
Total non-performing loans (3)	44,653	10,459	5,065	1,593	2,836
Other real estate owned, net	4,594	2,843	655	0	385
Total non-performing assets	$49,247	$13,302	$5,720	$1,593	$3,221

Non-performing loans to total loans	10.19%	2.56%	1.41%	0.51%	1.21%
Non-performing assets to total assets	9.66%	2.70%	1.42%	0.46%	1.21%
Allowance for loan losses to non-performing loans	32.14%	60.37%	61.38%	139.17%	61.28%

(1) Gross interest income that would have been recorded in 2009 if non-accrual loans had been current and in accordance with their original terms was $2,894,000, while interest actually recorded on such loans was $1,237,000.
(2) Gross interest income that would have been recorded in 2009 if restructured loans had been current and in accordance with their original terms was $1,328,000, while interest actually recorded on such loans was $1,227,000.
(3)  Performing loans considered potential problem loans, as defined and identified by management, amounted to $37,367,000 at December 31, 2009. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Non-performing loans totaled $44.7 million, or 10.19% of total loans at December 31, 2009, compared with $10.5 million or 2.56% at December 31, 2008.  Non-performing loans were higher than the same period last year due to an increase in the level of risk in the Company’s real estate loan portfolio, resulting from the continued slow-down in the real estate market.  The same slow-down has resulted in delinquencies due to the inability of investors to resell properties as anticipated.  The Company has also seen an increase in loan extensions and in modification requests.

Investment Securities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of U.S. Government and Agency securities and mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”) including Freddie Mac and Fannie Mae. The Bank has also invested in various mutual funds that invest in securities that the Bank is permitted to invest in directly, including the AMF Intermediate Mortgage, Ultra Short Mortgage, and Short U.S. Government Funds, which invest in agency and private label mortgage-backed securities. The Bank has also invested in the equity securities of Triangle Capital Corporation, a publicly traded business development/small business investment company that makes debt and equity investments in middle-market companies in the Southeastern states. As a member of the

Federal Reserve and FHLB systems, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta, respectively.

The composition of investment securities at December 31 is shown below.

(Dollars in thousands)	2009	2008	2007
Available-for-Sale:(1)
Mutual Funds-AMF Intermediate Mortgage Fund	$148	$176	$630
Mutual Funds-AMF Ultra Short Mortgage Fund	571	571	753
Mutual Funds-AMF Short U.S. Government Fund	687	686	758
Equity Securities	229	193	213
FNMA Discount Note	—	9,999	—
Mortgage-backed Securities	79	87	116
Total	1,714	11,712	2,470

Held-to-Maturity:
U.S. Government and Agency (2)	500	250	2,749
Mortgage-backed Securities	4,149	—	—
Other	50	50	—
Total	4,699	300	2,749
Total Investment Securities (3)	$6,413	$12,012	$5,219

(1)  At estimated fair value.
(2)  Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)  The outstanding balance of no single issuer, except for U.S. Government, U.S. Government Agency, and FNMA securities, exceeded ten percent of stockholders’ equity at December 31, 2009, 2008 or 2007.

Contractual maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2009 are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	One Year or Less		One Year to Five Years		Five Years to Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
Mortgage Backed Securities	$—	—%	$—	—%	$—	—%
Held-to-Maturity:
U.S. Government and Agency	500	0.25	—	—	—	—
Mortgage Backed Securities	—	—	3,974	0.07	175	3.44
Total Debt Securities	$500	0.25%	$3,974	0.07%	$175	3.44%

	Over Ten Years		Total
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield
Available-for-Sale:
Mortgage Backed Securities	$79	3.36%	$79	3.36%
Held-to-Maturity:
U.S. Government and Agency	—	—	500	0.25
Mortgage Backed Securities	—	—	4,149	0.21
Total Debt Securities	$79	3.36%	$4,728	0.27%

Deposits

The following table sets forth the average dollar amount of deposits in the various types of accounts at December 31:

	2009			2008
		Weighted			Weighted
	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total	Balance	Rate	Total
NOW and Money Market Accounts	$37,907	1.76%	10.16%	$31,595	2.27%	10.46%
Savings accounts	21,018	0.59	5.64	20,118	0.76	6.66
Term Certificates	290,725	2.79	77.94	228,601	3.71	75.70
Checking Accounts	23,353	0.00	6.26	21,668	0.00	7.18
Total Deposits	$373,003		100.00%	$301,982		100.00%

	2007
		Weighted
	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total
NOW and Money Market Accounts	$25,216	1.68%	8.98%
Savings accounts	20,603	0.75	7.33
Term Certificates	216,091	4.95	76.93
Checking Accounts	18,989	0.00	6.76
Total Deposits	$280,899		100.00%

Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (dollars in thousands):

2009				2008
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$143	2010	3.930	Fixed	$286	2010	3.930	Fixed
10,000	2012	5.060	Fixed	10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,643				$63,786

2007
	Maturity
Amount	Date	Rate	Type

$20,570	Demand	Variable	Fixed
429	2012	3.930	Fixed
10,000	2017	5.060	Fixed
7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed
$84,000

The following table sets forth information concerning short-term borrowings, which consisted primarily of advances from the Federal Home Loan Bank of Atlanta during the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Average outstanding	$0	$16,371	$22,500
Maximum amount outstanding at any month-end during the year	$0	$31,349	$32,730
Weighted average interest rate during the year	0.00%	2.77%	5.38%
Total short-term borrowings at year end	$0	$0	$20,570
Weighted average interest rate at year end	0.00%	0.00%	4.40%

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

The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, and 300 basis points in interest rate levels. Due to the current interest rate environment, the Company did not perform analysis on decreases of 200 and 300 basis points as of December 31, 2009.  This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2009, this analysis indicated that a shock decrease of 100 basis points would decrease the market value of portfolio equity by 11.5%, while interest rate shock increases of 100, 200 and 300 basis points would decrease the market value of portfolio equity by 10.4%, 8.2%, and 6.9%, respectively. These models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2009, this analysis indicated that a shock decrease of 100 basis points would decrease net interest income by 13.1%. Interest rate shock increases of 100, 200, and 300 basis points would decrease net interest income by 15.5%, 15.0%, and 14.4%, respectively.

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

Cash and cash equivalents decreased $6.0 million during 2009. This decrease was the result of $29.5 million in cash used by investing activities, partially offset by $16.7 million in cash provided by financing activities and $6.8 million in cash provided by operating activities.

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

The Bank’s time deposits of $100,000 or more represented 38.0% of total deposits at December 31, 2009, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(Dollars in thousands)	less	to 6	to 12	12	TOTAL

Time deposits-$100 thousand or more	$38,785	$35,560	$66,150	$4,940	$145,435

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s and the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. As of June 30, 2008, since the Company had total assets less than $500 million, the capital adequacy requirements do not apply on a consolidated basis. At December 31, 2009, the Bank exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 12.61%, a tier 1 risk-based capital ratio of 8.36%, and a tier 1 leverage ratio of 7.06%. See Note 13 “Regulatory Matters” in the notes to the consolidated financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC Topic 450, “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC Topic 310, “Receivables”, which requires that losses be accrued when it is probable that Cecil Bancorp will not collect all principal and interest payments according to the loan’s contractual terms.

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

Cecil Bancorp’s systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under “Allowance for Loan Losses” and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2009, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $420,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

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

As of December 31, 2009, we concluded that any unrealized losses in the available-for-sale portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent to hold and do not expect to be required to sell these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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

Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider the Company to be a single reporting unit. Accordingly, all of the goodwill is associated with the entire Company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require us to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss.  As of December 31, 2009, we determined that goodwill was fully impaired and therefore recorded an impairment loss of $2.2 million.

Impact of Inflation

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cecil Bancorp, Inc.
Elkton, Maryland

We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of (loss) income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
March 24, 2010

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(dollars in thousands, except per share data)

ASSETS
	2009	2008

Cash and due from banks	$8,897	$4,627
Interest bearing deposits with banks	26,479	36,793
Federal funds sold	88	-
Total cash and cash equivalents	35,464	41,420
Investment securities:
Securities available-for-sale at fair value	1,714	11,712
Securities held-to-maturity (fair value of $4,627 in 2009 and $300 in 2008)	4,699	300
Restricted investment securities – at cost	4,396	3,918
Loans receivable	438,398	408,063
Less: Allowance for loan losses	(14,351)	(6,314)
Net loans receivable	424,047	401,749
Other real estate owned	4,594	2,843
Premises and equipment, net	11,910	12,071
Accrued interest receivable	2,025	2,225
Goodwill	-	2,182
Other intangible assets	407	329
Bank owned life insurance	7,871	7,787
Other assets	12,692	5,861
TOTAL ASSETS	$509,819	$492,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$382,338	$364,551
Other liabilities	9,859	6,668
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,643	63,786
Total liabilities	472,840	452,005

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share in 2009 and 2008	10,916	10,786
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,689,346 shares in
2009 and 3,686,580 shares in 2008	37	37
Additional paid in capital	12,252	12,234
Retained earnings	13,791	17,339
Accumulated other comprehensive loss	(17)	(4)
Total stockholders’ equity	36,979	40,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,819	$492,397

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(dollars in thousands, except per share data)

	2009	2008
INTEREST INCOME:
Interest and fees on loans	$30,082	$28,951
Interest on investment securities	134	249
Dividends on FHLB and FRB stock	43	191
Other interest-earning assets	37	60
Total interest income	30,296	29,451

INTEREST EXPENSE:
Interest expense on deposits	8,836	10,311
Interest expense on junior subordinated debentures	1,121	1,124
Interest expense on advances from Federal Home Loan Bank of Atlanta	2,470	2,865
Interest expense on fed funds purchased	1	13
Total interest expense	12,428	14,313

NET INTEREST INCOME	17,868	15,138

PROVISION FOR LOAN LOSSES	10,640	3,405

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,228	11,733

NONINTEREST INCOME:
Deposit account fees	664	650
ATM fees	397	377
Commission income	8	55
Gain on sale of other real estate owned	277	11
Gain on sale of loans	502	173
Loss on investments	-	(618)
Income from bank owned life insurance	84	255
Other	237	235
Total noninterest income	2,169	1,138

NONINTEREST EXPENSE:
Salaries and employee benefits	6,060	6,143
Occupancy expense	704	689
Equipment and data processing expense	1,294	1,301
Professional fees	435	174
FDIC deposit insurance premium	793	304
Goodwill impairment	2,182	-
Other	1,691	1,404
Total noninterest expense	13,159	10,015

(LOSS) INCOME BEFORE INCOME TAXES	(3,762)	2,856
INCOME TAX (BENEFIT) EXPENSE	(1,282)	1,005
NET (LOSS) INCOME	$(2,480)	$1,851

PREFERRED STOCK DIVIDENDS	(791)	-
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(3,271)	$1,851

(Loss) Earnings per common share - basic	$(0.89)	$0.50
(Loss) Earnings per common share - diluted	$(0.89)	$0.49
Dividends declared per common share	$0.075	$0.10

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCES AT JANUARY 1, 2008	$—	$37	$11,441	$15,856	$(92)	$27,242

Comprehensive income:
Net income	—	—	—	1,851	—	1,851
Other comprehensive income, net of
tax effects of $56 (unrealized losses
on securities of $762, adjusted for
a reclassification adjustment for losses
of $618)	—	—	—	—	88	88
Total comprehensive income	—	—	—	—	—	1,939
Cash dividends declared	—	—	—	(368)	—	(368)
Stock purchased by dividend
reinvestment plan	—	—	32	—	—	32
Stock options exercised	—	—	24	—	—	24
Sale of preferred stock, net of issuance costs of $37	11,523	—	—	—	—	11,523
Issuance of warrants for 261,538
shares of common stock	(737)	—	737	—	—	—

BALANCES AT DECEMBER 31, 2008	10,786	37	12,234	17,339	(4)	40,392

Comprehensive loss:
Net loss	—	—	—	(2,480)	—	(2,480)
Other comprehensive loss, net of
tax effects of $9 (unrealized losses
on securities of $22)	—	—	—	—	(13)	(13)
Total comprehensive loss	—	—	—	—	—	(2,493)
Common stock cash dividends declared	—	—	—	(277)	—	(277)
Preferred stock cash dividends declared	—	—	—	(661)	—	(661)
Stock purchased by dividend
reinvestment plan	—	—	17	—	—	17
Restricted stock awards	—	—	1	—	—	1
Amortization of preferred stock discount	130	—	—	(130)	—	—

BALANCES AT DECEMBER 31, 2009	$10,916	$37	$12,252	$13,791	$(17)	$36,979

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,480)	$1,851
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	568	524
Provision for loan losses	10,640	3,405
Goodwill impairment	2,182	-
Gain on sale of loans	(502)	(173)
Gain on sale of real estate owned	(277)	(11)
Loss on investments	-	618
Gain on disposal of premises and equipment	-	(3)
Increase in cash surrender value of bank owned life insurance	(84)	(255)
Deferred income taxes	(4,515)	(1,865)
Excess servicing rights	(184)	(127)
Reinvested dividends on investments	-	(27)
Originations of loans held for sale	(15,942)	(9,302)
Proceeds from sales of loans held for sale	16,009	9,383
Net change in:
Accrued interest receivable and other assets	(1,781)	1,474
Other liabilities	3,191	1,009
Net cash provided by operating activities	6,825	6,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	-	(12,094)
Purchase of investment securities held-to-maturity	(5,150)	(545)
Proceeds from sales, maturities, calls and principal payments
of investment securities available-for-sale	10,010	2,430
Proceeds from maturities, calls and principal payments
of investment securities held-to-maturity	752	3,000
Net (purchase) redemption of stock in Federal Home Loan Bank	(479)	832
Net increase in loans	(37,951)	(51,965)
Proceeds from sale of real estate owned	3,649	320
Proceeds from sale of premises and equipment	-	5
Purchase of bank owned life insurance	-	(779)
Surrender of bank owned life insurance	-	779
Purchases of premises and equipment - net	(335)	(592)
Net cash used by investing activities	(29,504)	(58,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,787	97,519
Net decrease in advances from Federal Home Loan Bank:
Short-term	-	(20,570)
Long-term	(143)	(143)
Proceeds from issuance of preferred stock, net of issuance costs	-	11,523
Proceeds from issuance of common stock	17	56
Payments of cash dividends	(938)	(368)
Net cash provided by financing activities	16,723	88,017

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(dollars in thousands)

	2009	2008

(Decrease) increase in cash and cash equivalents	$(5,956)	$35,909

Cash and cash equivalents at beginning of year	41,420	5,511

Cash and cash equivalents at end of year	$35,464	$41,420

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$1,540	$3,125
Cash paid for interest	$12,675	$14,101

Supplemental disclosure of noncash investing and financing activities:

Transfer of loans receivable to other real estate owned	$5,449	$2,496

Interest capitalized during the period	$0	$69

Sale of other real estate owned:
Carrying value	$3,372	$309
Gain on sale	277	11

Cash received from sale	$3,649	$320

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.           SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Cecil Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Cecil Properties, Inc., 1223 Turkey Point Road, LLC, and Cecil Bank (the “Bank”), together with its subsidiaries, Cecil Financial Services Corporation, Cecil Service Corporation, and 3106 Emmorton Road, LLC, conform to accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Form 10-K were issued.  The following is a summary of the more significant accounting policies:

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

Premiums and discounts on investments are recognized in interest income over the terms of the securities using methods that approximate the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer, and (3) the structure of the security. An impairment loss is recognized in earnings only when (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the investment.  In situations where the Company intends to sell or when it is more likely than not that we will be required to sell the security, the entire impairment loss must be recognized in earnings.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred taxes.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Investment Securities

Restricted investment securities consist of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company’s stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank’s common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2009 and 2008, the Company met all stock ownership requirements set forth by the FRB and FHLB.

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

Loans Held for Sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2009 and 2008.

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

The allowance consists of specific, general and unallocated components. The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 450 “Contingencies,” or ASC Topic 310 “Receivables.”  The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is based upon management’s evaluation of various conditions that are not directly measured in the determination of the specific and general components. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers’ ability to repay the loan.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $141,000 and $148,000 for the years ended December 31, 2009 and 2008, respectively.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation-Stock Compensation, which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

There were no options granted or vested during the two years ended December 31, 2009. In November 2009, the Committee approved the granting of 60,125 restricted stock awards (“Awards”) with a fair market value of $4.00 per share.

Comprehensive Income

The Company reports comprehensive income which includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

Transfers of Financial Assets

The Company accounts for transfers and servicing of financial assets in accordance with ASC Topic 860, Transfers and Servicing. Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

3.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at December 31, 2009 and 2008 are summarized in the following table (in thousands).

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$—	$28	$719
Mutual funds - U.S. Government securities	686	1	—	687
Equity securities	226	3	—	229
Mortgage-backed securities	83	—	4	79
	$1,742	$4	$32	$1,714

Held-to-Maturity:
Other	$50	$—	—	$50
Mortgage-backed securities	4,149	2	74	4,077
U. S. Treasury securities and obligations	500	—	—	500
	$4,699	$2	$74	$4,627

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$—	$—	$747
Mutual funds - U.S. Government securities	686	—	—	686
Equity securities	226	—	33	193
FNMA discount note	9,966	33	—	9,999
Mortgage-backed securities	93	—	6	87
	$11,718	$33	$39	$11,712

Held-to-Maturity:
Other	$50	$—	$—	$50
U. S. Treasury securities and obligations	250	—	—	250
	$300	$—	$—	$300

At December 31, 2009 and 2008, investment securities with a carrying value of $500,000 and $250,000, respectively, were pledged to secure deposits of municipalities. At December 31, 2009, investment securities with a carrying value of $974,000 were pledged to secure advances from the Federal Home Loan Bank of Atlanta and investment securities with a carrying value of $3.2 million were pledged to the Federal Reserve Bank of Richmond.

The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income. At December 31, 2009, a deferred tax asset of $11,000 and accumulated other comprehensive loss of $17,000 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2008, a deferred tax asset of $2,000 and accumulated other comprehensive loss of $4,000 relate to the unrealized holding loss on available-for-sale securities.

The U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2009, by contractual maturities, are due within one year. At December 31, 2009, by contractual maturities, $4.0 million of mortgage backed securities mature between one and five years, $175,000 matures between five and ten years, and $79,000 matures after ten years.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

As of December 31, 2009, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$719	$28	$—	$—	$719	$28
Mortgage-backed securities	—	—	79	4	79	4
	$719	$28	$79	$4	$798	$32

     Management has the intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The Company did not sell any securities or recognize any other than temporary impairment losses during the year ended December 31, 2009. The Company sold mutual funds with an amortized cost of $375,000 for $250,000, thereby recording a realized loss of $125,000 during the year ended December 31, 2008. The Company also recorded an other than temporary impairment loss of $493,000 on its investments in mutual funds and equity securities during the year ended December 31, 2008.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. A summary of loans (in thousands) follows:

	2009	2008
Real estate loans:
1 - 4 dwelling units and home equity	$130,594	$130,311
5 or more	7,475	6,852
Nonresidential	174,864	143,126
Land	4,584	4,687
Construction	105,616	118,571
	423,133	403,547
Commercial loans	19,511	15,995
Consumer loans	4,128	4,415

Gross loans	446,772	423,957
Less:
Undisbursed proceeds on loans in process	(7,803)	(15,164)
Deferred loan fees and costs	(571)	(730)

Loans receivable	$438,398	$408,063

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

	2009	2008

Balance at beginning of year	$16,162	$18,009
New loans and additional borrowings	1,133	727
Repayments	(488)	(2,574)
Balance at end of year	$16,807	$16,162

    An analysis of the allowance for loan losses for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Balance at beginning of period	$6,314	$3,109
Provision charged to operations	10,640	3,405
Charge-offs	(3,228)	(328)
Recoveries	625	128
Balance at end of period	$14,351	$6,314

Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned. Information (in thousands) with respect to nonperforming assets at December 31, 2009 and 2008 is as follows:

	2009	2008

Non-accrual loans	$32,694	$10,459
Restructured loans	11,959	—
Loans 90 days or more past due and still accruing	—	—

Total nonperforming loans	44,653	10,459
Other real estate owned, net	4,594	2,843

Total nonperforming assets	$49,247	$13,302

Impaired loans include nonperforming loans and other loans that management has identified where it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired.

Information with respect to impaired loans at December 31, 2009 and 2008 and for the years then ended is as follows (in thousands):

	2009	2008

Impaired loans with a valuation allowance	$11,159	$3,855
Impaired loans without a valuation allowance	21,535	6,604

Total impaired loans	$32,694	$10,459

Allowance for loan losses related to impaired loans	$5,864	$2,434
Allowance for loan losses related to other than
impaired loans	8,487	3,880

Total allowance for loan losses	$14,351	$6,314

Average impaired loans for the year	$24,416	$7,671
Interest income on impaired loans
recognized on the cash basis	$1,237	$380

5.             SERVICING

At December 31, 2009 and 2008, the Bank was servicing loans for others amounting to approximately $38.3 million and $30.0 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $407,000 and $329,000 as of December 31, 2009 and 2008, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $106,000 and $38,000 for the years ended December 31, 2009 and 2008, respectively.

The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

	2009	2008

Balance at beginning of period	$329	$240
Mortgage servicing rights capitalized	184	127
Mortgage servicing rights amortized	(106)	(38)
Balance at end of period	$407	$329

6.           PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classifications as follows (in thousands):

	2009	2008

Land	$3,036	$3,036
Buildings and improvements	9,478	9,336
Furniture, fixtures and equipment	2,618	2,436
Leasehold improvements	462	450
	15,594	15,258
Less: accumulated depreciation	3,684	3,187
	$11,910	$12,071

Depreciation expense for the years ended December 31, 2009 and 2008 was $497,000 and $516,000, respectively.

The Bank leases three of its branch facilities, two automated teller machine facilities, and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2009:

Year ending December 31:
2010	$106
2011	93
2012	95
2013	45
2014	29
Thereafter	22

Rent expense was $145,000 and $144,000 for the years ended December 31, 2009 and 2008, respectively.

7.           GOODWILL

Goodwill represents the excess of the cost of assets acquired in business combinations accounted for under the purchase method of accounting over the fair value of the net assets acquired at the dates of acquisition. As of December 31, 2009, we determined that goodwill was impaired and therefore recorded an impairment loss of $2.2 million.  A schedule of goodwill (in thousands) at December 31 is as follows:

	2009	2008

Gross Carrying Amount	$2,816	$2,816
Accumulated Amortization	2,816	634
Net Carrying Amount	$0	$2,182

8.           DEPOSITS

The following is a summary of deposits (dollars in thousands) as of December 31:

	2009		2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

NOW and Money Market accounts	$42,023	1.76%	$33,456	2.27%
Savings accounts	20,773	0.59	19,978	0.76
Term certificates	294,817	2.79	291,608	3.71
Checking accounts	24,725	0.00	19,510	0.00
	$382,338		$364,551

A summary of certificate accounts (dollars in thousands) by maturity as of December 31, 2009 follows:

Three months or less	$76,804
Three months to twelve months	190,446
Twelve months to twenty-four months	19,196
Twenty-four months to thirty-six months	3,454
Thirty-six months to forty-eight months	2,898
Forty-eight months to sixty months	2,019
$294,817

During the fourth quarter of 2008, the Federal Deposit Insurance Corporation temporarily increased its insurance coverage through December 31, 2009 from $100,000 to $250,000 for eligible deposits. The Bank is also participating in the FDIC’s temporary program to insure noninterest bearing transaction accounts, regardless of the balance.

Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $145,435,000 and $93,328,000 as of December 31, 2009 and 2008, respectively.

      Officers’ and directors’ deposit accounts amounted to approximately $1,247,000 and $2,338,000 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, $251,000 and $49,000, respectively, in overdrawn demand deposit accounts was reclassified as loans receivable on the consolidated balance sheet.

9.           ADVANCES FROM FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

At December 31, advances from the FHLB consisted of the following (dollars in thousands):

2009				2008
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$143	2010	3.930	Fixed	$286	2010	3.930	Fixed
10,000	2012	5.060	Fixed	10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,643				$63,786

The Bank has lines of credit with the FHLB with a total maximum available balance of $64,186,000. As of December 31, 2009, $543,000 was available to be drawn against the lines of credit.

Wholly owned first mortgage loans on 1 - 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $109,598,000 were pledged to the FHLB as collateral on advances as of December 31, 2009. Investment securities with a carrying value of $974,000 and interest bearing deposits with banks totaling $4,169,000 were also pledged to the FHLB as collateral on advances as of December 31, 2009.

The Bank has an unsecured line of credit with the Community Bankers Bank with a total maximum available balance of $5,000,000. As of December 31, 2009 the maximum balance was available to be drawn against the line of credit.

10.           JUNIOR SUBORDINATED DEBENTURES

In March 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust I (the “Trust”). On March 23, 2006, the Trust sold $10.0 million of trust preferred securities in a private placement. The Trust used the proceeds plus the proceeds from the sale of common securities to the Company to purchase $10.3 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.51% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.38%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 23, 2036 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

     In November 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust II (the “Trust”). On November 30, 2006, the Trust sold $7.0 million of trust preferred securities in a private placement. The Trust used the proceeds plus the proceeds from the sale of common securities to the Company to purchase $7.2 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.58% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.68%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 6, 2037 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

See note 20 to the consolidated financial statements for additional discussion regarding the payment of interest on these junior subordinated debentures.

11.           INCOME TAXES

Income tax (benefit) expense (in thousands) for the years ended December 31 consists of:

	2009	2008
Current income taxes:
Federal	$2,559	$2,275
State	674	595
	3,233	2,870
Deferred income taxes:
Federal	(3,596)	(1,477)
State	(919)	(388)
	(4,515)	(1,865)
Total income tax (benefit) expense	$(1,282)	$1,005

The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2009	2008
Deferred tax assets:
Deferred loan origination fees	$226	$288
Loan loss allowance	5,661	2,491
Deferred compensation	2,252	1,853
Net unrealized loss on available-for-sale securities	11	2
State net operating loss carry-forwards	103	97
Other	968	504
Total gross deferred tax assets	9,221	5,235

Deferred tax liabilities:
FHLB stock dividends	28	28
Mortgage servicing rights	161	130
Carrying value in excess of tax basis of goodwill	(337)	448
Tax accumulated depreciation in excess of book	367	157
Total gross deferred tax liabilities	219	763
Net deferred tax assets before valuation allowance	9,002	4,472
Valuation allowance	(103)	(97)
Net deferred tax assets	$8,899	$4,375

     At December 31, 2009 and 2008, the Company had state net operating loss carry-forwards of approximately $1,251,000 and $1,173,000, respectively, which, due to the uncertainty of realization, have a full valuation allowance established. The loss carry-forwards begin to expire in 2010 through 2029. A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2009	2008

Federal income tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal
income tax benefit	4.5	4.5
Other	(4.4)	(3.3)
Effective tax rate	34.1%	35.2%

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

12.       STOCKHOLDERS’ EQUITY

The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan. During the year ended December 31, 2009, there were 2,766 shares issued under the plan.

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

The preferred stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Department of Treasury may permit the Company to redeem the Series A Preferred Stock in whole or in part at any time after consultation with the appropriate federal banking agency.  Any partial redemption must involve at least 25% of the Series A Preferred Stock issued.  Upon redemption of the Series A Preferred Stock, the Company will have the right to repurchase the Warrant at its fair market value.

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

The regulations of the Federal Reserve in effect at December 31, 2009, do not impose capital ratio requirements on bank holding companies with assets of less than $500 million as of June 30 of the prior year. The Company was, therefore, not subject to the Federal Reserve’s capital ratio requirements during 2009. The Bank, however, is fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2009, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2009, the Bank was well capitalized as defined in the Federal Reserve’s regulations. There are no subsequent conditions or events that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

			To be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Rules		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total risk-based capital (to risk-weighted assets)	$53,474	12.61%	$42,408	10.00%	$33,927	8.00%
Tier 1 capital (to risk-weighted assets)	35,461	8.36	25,445	6.00	16,963	4.00
Tier 1 capital (to adjusted total assets)	35,461	7.06	25,101	5.00	20,081	4.00

As of December 31, 2008:
Total risk-based capital (to risk-weighted assets)	$58,692	14.64%	$40,088	10.00%	$32,070	8.00%
Tier 1 capital (to risk-weighted assets)	41,065	10.24	24,053	6.00	16,035	4.00
Tier 1 capital (to adjusted total assets)	41,065	8.64	23,761	5.00	19,009	4.00

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP was recorded as debt and shares pledged as collateral were reported as unearned ESOP shares, a reduction of stockholders’ equity. As shares were released from collateral, the Bank recorded compensation expense in an amount equal to the fair value of the shares, and the shares became outstanding for earnings per share computations. All shares were released from collateral as of December 31, 2004, as the loan balance has been paid in full. Compensation expense is also recognized for dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. There was no ESOP compensation expense recorded in 2009 or 2008.

Stock-Based Compensation Plans

In 1995, the Company formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Compensation expense in connection with the MRP was zero for the years ended December 31, 2009 and 2008, respectively.

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

In accordance with the stock option plans, a total of 115,676 shares of unissued common stock were reserved for issuance pursuant to incentive stock options.

The Company’s 1995 Stock Option Plan has authorized the grant of options to management personnel for up to 96,442 shares of the Company’s common stock. All options granted have 10 year terms and vest over a period of 5 years.

The Company’s stock options have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2009		2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	12,024	$6.00	16,032	$6.00
Forfeited / Expired	(12,024)	6.00	—	—
Granted	—	—	—	—
Exercised	—	—	(4,008)	6.00

Outstanding at end of year	—	$—	12,024	$6.00

Options exercisable at year end	—	$—	12,024	$6.00

     In 2009, the Company adopted an Equity Incentive Plan (the “Plan”) that provides that the Board of Directors or the Compensation Committee of the Board of Directors (the “Committee”) may grant stock options and restricted stock awards to directors, officers and employees.  The total number of shares of common stock to be reserved and available for awards under the Plan is 368,935 shares.

     The purpose of the Plan is to provide incentives and rewards to directors, officers and employees who contribute to the success and growth of the Company and its subsidiaries or affiliates, and to assist the Company in attracting and retaining directors, officers and other key employees with experience and ability in order to aid the Company in rewarding such individuals who provide substantial services to the Company or its subsidiaries or affiliates, and who promote the creation of long-term value for the Company’s shareholders by closely aligning the interests of participants with those of shareholders.

     The Plan provides that the Committee may grant stock options and restricted stock awards to participants selected by the Committee.  Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), options that do not, or cease to, qualify as incentive stock options under the Internal Revenue Code (“non-statutory stock options” or “NSOs”) and stock awards (“Stock Awards”) comprised of shares of Company common stock.  Awards to any individual Employee under the Plan shall not exceed one-third of the aggregate total number of Shares reserved for Stock Options or one-third of the aggregate total number of Shares reserved for Restricted Stock Awards during the Term of the Plan or in any one year.  The maximum number of shares of the Common Stock that may be delivered pursuant to Awards under the Plan is 368,935 shares.  Of the 368,935 Plan shares, the Company may issue a maximum of 276,701 shares (75%) upon the exercise of Stock Options and may grant a maximum of 92,234 (25%) shares as Restricted Stock Awards.

In November 2009, the Committee approved the granting of 60,125 restricted stock awards (“Awards”) with a fair market value of $4.00 per share.  Awards shall become earned and non-forfeitable at the rate of 20% on the one year anniversary of the Date of Grant, and 20% annually thereafter, during periods of continued service as a director or director emeritus of the Company or Cecil Bank. Awards shall vest immediately upon the death or Disability of the Participant, or upon a change in control of the Company or the Bank.

A summary of the Company’s activity under the plan, and related information for the years ended December 31 is as follows:

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of year	—	$—	—	$—
Forfeited	—	—	—	—
Awarded	60,125	4.00	—	—
Released	—	—	—	—

Unvested at end of year	60,125	$4.00	—	$—

The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2009 and 2008.

Deferred Compensation

The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2009 and 2008 was $1,112,000 and $1,178,000, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $7,871,000 and $7,787,000 at December 31, 2009 and 2008, respectively, which were purchased as a method of partially financing the benefits under this plan.

15.           PROFIT SHARING PLAN

The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees’ contribution. In applying the matching contribution, only employee salary deductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2009 and 2008, the Bank’s expense related to the Plan was $54,000 and $189,000, respectively.

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

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $21,969,000 at December 31, 2009, and $36,221,000 at December 31, 2008. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of home equity lines at year-end amounted to approximately $1,511,000 in 2009 and $1,527,000 in 2008. The Bank’s home equity line accounts are secured by the borrower’s residence.

Irrevocable letters of credit, totaling $13,199,000 at December 31, 2009 and $15,874,000 at December 31, 2008, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance and are seldom exercised.

17.           EARNINGS PER SHARE

In the following table, basic earnings per share are derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, and do not include the effect of any potentially dilutive common stock equivalents. The diluted earnings per share are derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants.  As of December 31, 2009, the 261,538 shares in the warrant issued to the US Treasury as part of the Troubled Asset Relief Program Capital Purchase Program were excluded from the diluted earnings per share calculation because their effect was anti-dilutive.  As of December 31, 2008, there were no anti-dilutive options excluded from the earnings per share calculation.

The calculation of net (loss) income per common share for the years ended December 31 is as follows:

	2009	2008
BASIC:
Net (loss) income	$(2,480,000)	$1,851,000
Preferred stock dividends	(791,000)	(19,000)
Net (loss) income available to common stockholders	$(3,271,000)	$1,832,000

Average common shares outstanding	3,689,063	3,681,783
Basic net (loss) income per share	$(0.89)	$0.50

DILUTED:
Net (loss) income	$(2,480,000)	$1,851,000
Preferred stock dividends	(791,000)	(19,000)
Net (loss) income available to common stockholders	$(3,271,000)	$1,832,000

Average common shares outstanding	3,689,063	3,681,783
Stock option adjustment	—	67,179

Average common shares outstanding – diluted	3,689,063	3,748,962
Diluted net (loss) income per share	$(0.89)	$0.49

18.           FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825 Disclosure About Fair Value of Financial Instruments requires that the Company disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

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

 The estimated fair values of financial instruments (in thousands) at December 31, 2009 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$35,464	$35,464
Investment securities:
Available-for-sale	1,714	1,714
Held-to-maturity	4,699	4,627
Loans receivable	438,398	461,041
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,025	2,025
Financial liabilities:
Deposits	382,338	380,780
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,643	64,004

The estimated fair values of financial instruments (in thousands) at December 31, 2008 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$41,420	$41,420
Investment securities:
Available-for-sale	11,712	11,712
Held-to-maturity	300	300
Loans receivable	408,063	436,382
Restricted investment securities	3,918	3,918
Accrued interest receivable	2,225	2,225
Financial liabilities:
Deposits	364,551	365,786
Junior subordinated debentures	17,000	19,968
Advances from FHLB	63,786	64,677

19.           ASSETS MEASURED AT FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than Level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at December 31, 2009 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Investment securities available - for-sale	$1,714	$1,635	$79	$0

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at December 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$ 4,594	$0	$0	$ 4,594
Impaired loans	$32,694	$0	$0	$32,694

The following table provides a roll forward of the changes in fair value during the year ended December 31, 2009 for items included in the Level 3 category:

	Other Real
	Estate	Impaired
	Owned	Loans

Balance at December 31, 2008	$2,843	$10,459
Loans put on nonaccrual status	0	31,190
Loans returned to accrual status	0	(4,773)
Valuation adjustments	(326)	0
Loans transferred to other real estate owned	5,449	(4,182)
Other real estate owned sold	(3,372)	0
Balance at December 31, 2009	$4,594	$32,694
Net realized gains included in net income	$277	$0

20.       SUBSEQUENT EVENTS

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined at its meeting held January 19, 2010 that it was in the best interests of the Company and its stockholders not to declare a dividend on its common stock for the first quarter of 2010 and not to declare the dividend payable February 15, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.

21.           CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

The following condensed balance sheets (in thousands) as of December 31, 2009 and 2008 and condensed statements of (loss) income and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

ASSETS

	2009	2008

Cash	$41	$1,013
Investment in subsidiaries	41,318	43,760
Investments held-to-maturity	50	50
Notes receivable from subsidiaries	12,924	12,923
Premises and equipment	398	398
Accrued interest receivable from subsidiaries	23	23
Other assets	197	185

Total assets	$54,951	$58,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$17,000	$17,000
Loans payable to subsidiaries	200	200
Other liabilities	772	760

Total liabilities	17,972	17,960

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares in 2009 and 2008, issued and outstanding 11,560 shares, liquidation preference $1,000 per share, in 2009 and 2008	10,916	10,786
Common stock, $.01 par value, authorized 10,000,000 shares in 2009 and 2008, issued and outstanding 3,689,346 shares in 2009 and 3,686,580 shares in 2008	37	37
Additional paid-in capital	12,252	12,234
Retained earnings	13,791	17,339
Accumulated other comprehensive loss	(17)	(4)

Total stockholders’ equity	36,979	40,392

Total liabilities and stockholders’ equity	$54,951	$58,352

STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
	2009	2008
Income:
Interest income on notes receivable from subsidiaries	$883	$882
Rental income from subsidiaries	125	125
Dividends from subsidiaries	0	360
Equity in undistributed (loss) earnings of subsidiaries	(2,428)	1,537
Other income	70	83
Total income	(1,350)	2,987

Operating expenses:
Compensation and benefits	20	16
Interest expense on junior subordinated debentures	1,121	1,124
Interest expense on loans payable to subsidiaries	7	10
Other	9	10
Total operating expenses	1,157	1,160

Net (loss) income before income taxes	(2,507)	1,827

Income tax benefit	27	24

Net (loss) income	$(2,480)	$1,851

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,480)	$1,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	2,428	(1,537)
Net change in other assets and other liabilities	1	1
Net cash flows (used) provided by operating activities	(51)	315

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities held-to-maturity	—	(50)
Net cash provided (used) by investing activities	—	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(938)	(368)
Proceeds from issuance of preferred stock	—	11,523
Proceeds from issuance of common stock	17	56
Investment in subsidiaries	—	(10,683)
Net cash (used) provided by financing activities	(921)	528

NET (DECREASE) INCREASE IN CASH	(972)	793
CASH AT BEGINNING OF PERIOD	1,013	220
CASH AT END OF PERIOD	$41	$1,013

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures.

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2009. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Fourth Quarter 2009 Changes in Internal Control over Financial Reporting

No change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other Executive Officers

Following are the name, age (as of December 31, 2009), and principal position of executive officers of the Company and the Bank who are not directors.

Name	Age	Title

Brian J. Hale	50	Executive Vice President/Chief Operating Officer
Sandra D. Feltman	60	Sr. Vice President/Director of Lending
R. Lee Whitehead	32	Vice President/Chief Financial Officer

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

(a)           Documents Filed as Part of this Report

(1)           Financial Statements.

The following financial statements are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of (Loss) Income for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)   Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.

Exhibit No.	Description	Incorporated by Reference to:
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
Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.
10.1*	Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors	Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 1994, SEC File No. 0-24926.
10.2*
Cecil Federal Bank Supplemental Executive Retirement Plan covering Charles F. Sposato, Chairman; Mary B. Halsey, President and Chief Executive Officer; and Brian J. Hale, Executive Vice President and Chief Operating Officer and related agreements with such officers
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004

Exhibit No.	Description	Incorporated by Reference to:
10.3
Letter Agreement, dated December 23, 2008, between Cecil Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant
Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008.
10.4*	Form of Waiver, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008.
10.5*	Form of Letter Agreement, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008.
10.6*	Incentive Compensation Plan	Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 0-24926.
10.7*	Cecil Bancorp, Inc. 2009 Equity Incentive Plan	Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-159419).
21	Subsidiaries
23	Consent of Stegman & Company
31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications
99	EESA § 111(b)(4) Certification of Principal Executive Officer and Principal Financial Officer

* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECIL BANCORP, INC.
Dated: March 26, 2010	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary B. Halsey	Date:	March 26, 2010
Mary B. Halsey President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Lee Whitehead	Date:	March 26, 2010
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Charles F. Sposato	Date:	March 26, 2010
Charles F. Sposato Chairman of the Board

By:	/s/ Matthew G. Bathon	Date:	March 26, 2010
Matthew G. Bathon Director

By:	/s/ William H. Cole, IV	Date:	March 26, 2010
William H. Cole, IV Director

By:	/s/ Brian L. Lockhart	Date:	March 26, 2010
Brian L. Lockhart Director

By:	/s/ Mark W. Saunders	Date:	March 26, 2010
Mark W. Saunders Director

By:	/s/ Thomas L. Vaughan, Sr.	Date:	March 26, 2010
Thomas L. Vaughan, Sr. Director