Form 10-Q
period 2010-03-31
CECIL BANCORP INC
filed 2010-05-11
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

[ x ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

At May 7, 2010, there were 3,689,346 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	March 31, 2010 and December 31, 2009

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three Months Ended March 31, 2010 and 2009)

	Consolidated Statements of Cash Flows	6
	for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Notes to Consolidated Financial Statements	7-12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	13-19
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	19

ITEM 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION		20-21

SIGNATURES		22

CERTIFICATIONS		23-26

PART I. Financial Information
ITEM 1.                 Financial Statements

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	March 31,	December 31,
	2010	2009
	(Unaudited)

Cash and due from banks	$31,453	$8,897
Interest bearing deposits with banks	8,911	26,479
Federal funds sold	54	88
Cash and cash equivalents	40,418	35,464
Investment securities:
Securities available-for-sale at fair value	1,736	1,714
Securities held-to-maturity (fair value of $7,711
in 2010 and $4,627 in 2009)	7,782	4,699
Restricted investment securities – at cost	4,396	4,396
Loans receivable	434,231	438,398
Less: Allowance for loan losses	(14,310)	(14,351)
Net loans receivable	419,921	424,047
Other real estate owned	5,285	4,594
Premises and equipment, net	11,857	11,910
Accrued interest receivable	2,106	2,025
Other intangible assets	406	407
Bank owned life insurance	7,899	7,871
Deferred tax assets	8,889	8,899
Other assets	3,475	3,793
TOTAL ASSETS	$514,170	$509,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$386,725	$382,338
Other liabilities	7,987	9,859
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,643	63,643
Other borrowed funds	1,169	-
Total liabilities	476,524	472,840

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2010 and 2009	10,950	10,916
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,689,346 shares in
2010 and in 2009	37	37
Additional paid in capital	12,253	12,252
Retained earnings	14,408	13,791
Accumulated other comprehensive loss	(2)	(17)
Total stockholders’ equity	37,646	36,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,170	$509,819

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(dollars in thousands, except per share data)

	2010	2009
INTEREST INCOME:
Interest and fees on loans	$6,954	$7,229
Interest on investment securities	45	61
Dividends on FHLB and FRB stock	12	3
Other interest-earning assets	9	10

Total interest income	7,020	7,303

INTEREST EXPENSE:
Interest expense on deposits	1,934	2,566
Interest expense on junior subordinated debentures	278	276
Interest expense on advances from FHLB	608	610

Total interest expense	2,820	3,452

NET INTEREST INCOME	4,200	3,851

PROVISION FOR LOAN LOSSES	910	3,460

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,290	391

NONINTEREST INCOME:
Deposit account fees	147	146
ATM fees	98	93
Commission income	1	2
Gain on sale of loans	14	47
Gain on sale of other real estate owned	48	-
Income (loss) from bank owned life insurance	28	(55)
Other	91	53

Total noninterest income	427	286

NONINTEREST EXPENSE:
Salaries and employee benefits	1,333	1,531
Occupancy expense	220	191
Equipment and data processing expense	318	314
FDIC deposit insurance premium	153	67
Other	617	429

Total noninterest expense	2,641	2,532

NET INCOME (LOSS) BEFORE INCOME TAXES	1,076	(1,855)

INCOME TAX EXPENSE (BENEFIT)	425	(735)

NET INCOME (LOSS)	$651	$(1,120)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(dollars in thousands, except per share data)

(Continued)

	2010	2009

NET INCOME (LOSS)	$651	$(1,120)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on investment securities,
net of deferred taxes	15	(76)

TOTAL COMPREHENSIVE INCOME (LOSS)	$666	$(1,196)

NET INCOME (LOSS)	$651	$(1,120)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(179)	(260)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$472	$(1,380)

Earnings (loss) per common share - basic	$0.13	$(0.37)

Earnings (loss) per common share - diluted	$0.13	$(0.37)

Dividends declared per common share	$0.000	$0.025

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(dollars in thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$651	$(1,120)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	151	124
Provision for loan losses	910	3,460
Gain on sale of loans	(14)	(47)
Gain on sale of other real estate owned	(48)	-
(Increase) decrease in cash surrender value of bank owned life insurance	(28)	55
Restricted stock awards	1	-
Excess servicing rights	(8)	(77)
Origination of loans held for sale	(744)	(6,576)
Proceeds from sales of loans held for sale	751	6,562
Net change in:
Accrued interest receivable and other assets	240	(793)
Other liabilities	(1,872)	748
Net cash (used in) provided by operating activities	(10)	2,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(3,950)	(249)
Net purchase of restricted investment securities	-	(480)
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	2	10,002
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	848	250
Net decrease (increase) in loans	2,052	(7,432)
Proceeds from sale of other real estate owned	526	-
Purchases of premises and equipment	(69)	(78)
Net cash (used in) provided by investing activities	(591)	2,013

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,386	(18,622)
Net increase in other borrowed funds	1,169	-
Proceeds from issuance of common stock	-	16
Payments of cash dividends	-	(320)
Net cash provided by (used in) financing activities	5,555	(18,926)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,954	(14,577)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,464	41,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,418	$26,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for income taxes	$1,560	$-

Cash paid for interest	$2,566	$3,681

Transfer from loans to other real estate owned	$1,172	$1,051

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1.       GENERAL

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010 and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009.  These statements are condensed, and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2009, the FASB issued SFAS No. 166 (not incorporated into the Codification yet), a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 was effective on January 1, 2010 and did not have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167 (not incorporated into the Codification yet), a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 was effective on January 1, 2010 and did not have a material impact on our financial condition or results of operations.

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  It also requires a Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances, and settlements separately.  The guidance is effective for interim and annual periods beginning after December 15, 2009 except for gross basis presentation for the Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.  The disclosure requirements effective for interim and annual periods beginning after December 15, 2009 have been adopted for the interim period ended March 31, 2010.

4.       EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter.  Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method.   For the three months ended March 31, 2010 and 2009, all 321,663 and

273,562 options and warrants, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

	Three Months Ended
	March 31,
	2010	2009
Basic:
Net income (loss)	$651,000	$(1,120,000)
Preferred stock dividends and discount accretion	(179,000)	(260,000)
Net income (loss) available to common stockholders	$472,000	$(1,380,000)
Average common shares outstanding	3,689,346	3,688,199
Basic earnings (loss) per common share	$0.13	$(0.37)

Diluted:
Net income (loss)	$651,000	$(1,120,000)
Preferred stock dividends and discount accretion	(179,000)	(260,000)
Net income (loss) available to common stockholders	$472,000	$(1,380,000)
Average common shares outstanding	3,689,346	3,688,199
Stock option adjustment	--	--
Average common shares outstanding – diluted	3,689,346	3,688,199
Diluted earnings (loss) per common share	$0.13	$(0.37)

5.       ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

No options were granted or vested during the three months ended March 31, 2010 and 2009.  A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	—	$—	12,024	$6.00
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	(12,024)	6.00
Outstanding at end of period	—	—	—	$—
Options exercisable at end of period	—	—	—	$—

In November 2009, the Company approved the granting of 60,125 restricted stock awards with a fair market value of $4.00 per share.  The awards vest over a period of five years.  Total compensation expense of $33,000 relating to these awards will be recorded ratably over the vesting period.  Compensation expense recognized in the three months ended March 31, 2010 was $1,000.  A summary of the Company’s activity and related information for the periods indicated is as follows:

	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	60,125	$4.00	—	$—
Forfeited	—	—	—	—
Awarded	—	—	60,125	4.00
Released	—	—	—	—
Unvested at end of period	60,125	4.00	60,125	$4.00

6.       ASSETS MEASURED AT FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, included in the codification as ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at March 31, 2010 and December 31, 2009 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2010
Investment securities
available-for-sale
Mutual funds – mortgage securities	$715	$715	$0	$0
Mutual funds – U.S. Government
securities	678	678	0	0
Equity Securities	265	265	0	0
Mortgage-backed securities	78	0	78	0

Total investment securities available-for-sale	$1,736	$1,658	$78	$0

December 31, 2009
Investment securities
available-for-sale
Mutual funds – mortgage securities	$719	$719	$0	$0
Mutual funds – U.S. Government
securities	687	687	0	0
Equity Securities	229	229	0	0
Mortgage-backed securities	79	0	79	0

Total investment securities
available-for-sale	$1,714	$1,635	$79	$0

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at March 31, 2010, the following table provides in thousands the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$5,285	$--	$--	$5,285
Impaired loans	49,295	--	--	49,295

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

The estimated fair values of financial instruments (in thousands) at March 31, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$40,418	$40,418
Investment securities:
Available-for-sale	1,736	1,736
Held-to-maturity	7,782	7,711
Loans receivable	434,231	455,413
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,106	2,106
Financial liabilities:
Deposits	386,725	391,326
Junior subordinated debentures	17,000	16,930
Advances from FHLB	63,643	63,981
Other borrowed funds	1,169	1,408

The estimated fair values of financial instruments (in thousands) at December 31, 2009 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$35,464	$35,464
Investment securities:
Available-for-sale	1,714	1,714
Held-to-maturity	4,699	4,627
Loans receivable	438,398	461,041
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,025	2,025
Financial liabilities:
Deposits	382,338	380,780
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,643	64,004

8.       INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at March 31, 2010 and December 31, 2009 are summarized in the following table (in thousands).

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$1	$33	$715
Mutual funds - U.S. Government securities	686	—	8	678
Equity securities	226	39	—	265
Mortgage-backed securities	81	—	3	78
	$1,740	$40	$44	$1,736
Held-to-Maturity:
Other	$50	$—	$—	$50
Mortgage-backed securities	7,232	—	71	7,161
U. S. Treasury securities and obligations	500	—	—	500
	$7,782	$—	$71	$7,711

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$—	$28	$719
Mutual funds - U.S. Government securities	686	1	—	687
Equity securities	226	3	—	229
Mortgage-backed securities	83	—	4	79
	$1,742	$4	$32	$1,714

Held-to-Maturity:
Other	$50	$—	$—	$50
Mortgage-backed securities	4,149	2	74	4,077
U. S. Treasury securities and obligations	500	—	—	500
	$4,699	$2	$74	$4,627

As of March 31, 2010, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$—	$—	$143	$33	$143	$33
Mutual funds - U.S. Government securities	678	8	—	—	678	8
Mortgage-backed securities	—	—	78	3	78	3
Held-to-Maturity:
Mortgage-backed securities	7,161	71	—	—	7,161	71
	$7,839	$79	$221	$36	$8,060	$115

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

9.       OTHER BORROWED FUNDS

In June 2009, the FASB issued guidance revising SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” effective on January 1, 2010 for companies reporting earnings on a calendar-year basis.  This standard changed the requirements to achieve sales treatment of select loan participations.  The Bank agreed to a first out participation in the first quarter, which does not qualify for sales treatment, and must be accounted for as a secured borrowing under the new standard.

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

In December, 2008, the Company sold 11,560 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at $1,000 per share and simultaneously issued a ten-year warrant to purchase 261,538 shares of the Company’s common stock at $6.63 per share to the United States Department of the Treasury as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The Series A Preferred Stock pays cumulative quarterly dividends at a rate of 5% per annum for the first five years, and, unless earlier redeemed, 9% per annum thereafter. In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to suspend the payment of dividends on the Series A Preferred Stock beginning with the dividend payable February 15, 2010.  We may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full.  Whenever six or more quarterly dividends, whether or not consecutive, have not been paid, the holders of the Series A Preferred Stock will have the right to elect two directors until all accrued but unpaid dividends have been paid in full.  Holders of the Series A Preferred Stock will also have the right to vote as a class on certain amendments to our Articles of Incorporation and on certain mergers. Until the third anniversary of the issuance of the Series A Preferred Stock or its earlier redemption or transfer by the Department of Treasury to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock.  In the event of any liquidation or dissolution of the Company, holders of the Series A Preferred Stock will have priority over holders of the common stock to the extent of (i) the liquidation amount of $1,000 per share and (ii) the amount of any accrued and unpaid dividends.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

The Company’s assets increased by $4.4 million, or 0.9%, to $514.2 million at March 31, 2010 from $509.8 million at December 31, 2009, primarily as a result of increases in cash and cash equivalents and investment securities held-to-maturity, partially offset by a decrease in loans.  The increase in assets was funded by increases in deposits and other borrowed funds.

Cash and cash equivalents increased by $4.9 million, or 14.0%, to $40.4 million at March 31, 2010 from $35.5 million at December 31, 2009 due to deposit growth and a decline in loans.  Investment securities held-to-maturity increased by $3.1 million, or 65.6%, to $7.8 million at March 31, 2010 from $4.7 million at December 31, 2009 primarily due to the investment of excess funds obtained during the quarter.

The gross loans receivable portfolio decreased by $4.2 million, or 1.0%, to $434.2 million at March 31, 2010 from $438.4 million at December 31, 2009, primarily as a result of declines in commercial business loans (down $1.3 million, or 6.7%), commercial real estate loans (down $1.3 million, or 0.7%), one to four family residential and home equity loans (down $838,000, or 0.7%), and land loans (down $746,000, or 16.3%).  The allowance for loan losses remained level at $14.3 million at March 31, 2010 and December 31, 2009 (see “analysis of allowance for loan losses” below).

Other real estate owned increased by $691,000, or 15.0%, to $5.3 million at March 31, 2010 from $4.6 million at December 31, 2009 due to the acquisition of a $1.2 million property securing a nonperforming loan, partially offset by the sale of a property with a carrying value of $478,000.  Other assets decreased by $318,000, or 8.4%, to $3.5 million at March 31, 2010 from $3.8 million at December 31, 2009 primarily as a result of decreases in prepaid expenses and a receivable from a title company at December 31 that was received on January 5.

The Company’s liabilities increased $3.7 million, or 0.8%, to $476.5 million at March 31, 2010 from $472.8 million at December 31, 2009.  The increase in deposits of $4.4 million, or 1.2%, to $386.7 million at March 31, 2010 from $382.3 million at December 31, 2009, was mainly due to increases in money market accounts (up $4.0 million, or 55.9%), IRA certificates of deposit (up $3.2 million, or 15.8%), passbook savings accounts (up $1.5 million, or 13.4%), regular checking accounts (up $619,000, or 2.5%), and statement savings accounts (up $477,000, or 5.1%), partially offset by decreases in certificates of deposit (down $4.8 million, or 1.7%) and NOW accounts (down $735,000, or 2.5%).  Other liabilities decreased $1.9 million, or 19.0%, to $8.0 million at March 31, 2010 from $9.9 million at December 31, 2009 primarily due to decreases in income taxes payable and the amount owed to Money Gram Payment Systems for official checks written, partially offset by an increase in accrued interest payable on junior subordinated debentures.  Other borrowed funds increased 100% to $1.2 million at March 31, 2010 from zero at December 31, 2009.  In June 2009, the FASB issued guidance revising SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” effective on January 1, 2010 for companies reporting earnings on a calendar-year basis.  This standard changed the requirements to achieve sales treatment of select loan participations.  The Bank agreed to a first out participation in the first quarter, which does not qualify for sales treatment, and must be accounted for as a secured borrowing under the new standard.

The Company’s stockholders’ equity increased by $667,000, or 1.8%, to $37.6 million at March 31, 2010 from $37.0 million December 31, 2009.  This increase is primarily the result of net income of $651,000 and $15,000 of other comprehensive income.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net income for the three-month period ended March 31, 2010 was $651,000, an increase of $1.8 million when compared to net loss for the same period in 2009 of $1.1 million. This increase was primarily the result of a decrease in the provision for loan losses and increases in net interest income and noninterest income, partially offset by increases in noninterest expense and income tax expense.  Net income available to common stockholders for the three months ended March 31, 2010 was $472,000 as compared to net loss available to common stockholders of $1.4 million for the three months ended March 31,

 2009.  Net income available to common stockholders for the 2010 period reflects $179,000 in dividends and discount accretion on the Series A Preferred Stock compared to $260,000 in dividends and discount accretion during the 2009 period.  Basic and diluted income per common share were both $0.13 for the three months ended March 31, 2010 as compared to basic and diluted loss per common share of $0.37 for the three-month period ended March 31, 2009.  The annualized return on average assets and annualized return on average equity were 0.51% and 6.99%, respectively, for the three-month period ended March 31, 2010.  This compares to an annualized return on average assets and annualized return on average equity of -0.92% and -11.05%, respectively, for the same period in 2009.

Net interest income, the Company’s primary source of income, increased 9.1%, or $349,000, to $4.2 million for the three months ended March 31, 2010, from $3.9 million over the same period in 2009.  The weighted average yield on interest earning assets decreased to 6.17% for the three months ended March 31, 2010 from 6.54% for the three months ended March 31, 2009.  The weighted average rate paid on interest bearing liabilities decreased to 2.43% for the three months ended March 31, 2010 from 3.16% for the three months ended March 31, 2009.  The net interest spread increased to 3.74% from 3.38% and the net interest margin increased to 3.69% for the three months ended March 31, 2010 as compared to 3.45% for the three months ended March 31, 2009.

Interest and fees on loans decreased by $275,000, or 3.8%, to $7.0 million for the three months ended March 31, 2010 from $7.2 million for the three months ended March 31, 2009.  The decrease is attributable to a decrease in the weighted-average yield, partially offset by an increase in the average balance outstanding.  The weighted-average yield decreased to 6.58% for the three months ended March 31, 2010 from 7.13% for the three months ended March 31, 2009 due to a general decrease in market rates.  The average balance outstanding increased by $17.5 million, or 4.3%, to $422.8 million for the three months ended March 31, 2010 from $405.3 million for the three months ended March 31, 2009.

Interest on investment securities decreased $16,000, or 26.2%, to $45,000 for the three months ended March 31, 2010 from $61,000 for the three months ended March 31, 2009.  The average balance outstanding decreased $571,000, or 6.6%, to $8.1 million for the three months ended March 31, 2010 from $8.7 million for the three months ended March 31, 2009.  The weighted-average yield decreased to 2.21% for the three months ended March 31, 2010 from 2.81% for the three months ended March 31, 2009.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $9,000 to $12,000 for the three months ended March 31, 2010 from $3,000 for the three months ended March 31, 2009 primarily due to the resumption of dividends by the Federal Home Loan Bank of Atlanta.  FHLB temporarily discontinued dividend payments during the first half of 2009.  The average balance outstanding increased $330,000, or 8.1%, to $4.4 million for the three months ended March 31, 2010 from $4.1 million for the three months ended March 31, 2009.  The weighted-average yield increased to 1.11% for the three months ended March 31, 2010 from 0.27% for the three months ended March 31, 2009.

Interest on deposits decreased by $632,000, or 24.6%, to $1.9 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009 due to a decrease in the weighted-average rate, partially offset by an increase in the average balance outstanding.  The weighted-average rate paid on deposits decreased to 2.02% for the three months ended March 31, 2010 from 2.88% for the three months ended March 31, 2009, reflecting lower market rates.  The average balance outstanding increased $27.0 million, or 7.6%, to $383.9 million for the three months ended March 31, 2010 from $356.8 million for the same period in 2009.

The provision for loan losses decreased by $2.6 million to $910,000 for the three months ended March 31, 2010 from $3.5 million over the same period in 2009 (see “analysis of allowance for loan losses” below).  The primary reason for the increased level in 2009 was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009.  Our portion of the principal balance of this loan is approximately $1.8 million.  The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million.

Noninterest income increased 49.3%, or $141,000, to $427,000 for the three months ended March 31, 2010, from $286,000 over the same period in 2009.  Gain on sale of loans decreased by $33,000, or 70.2%, to $14,000 for the three months ended March 31, 2010 from $47,000 for the same period in 2009.  Due to the historically low interest rates in the first quarter of 2009, the Bank saw a significant increase in residential fixed rate mortgage loans, which are sold to FHLMC.  This activity and the subsequent gain on sale has decreased in 2010.  Gain on sale of other real estate owned increased 100% to $48,000 for the three months ended March 31, 2010 due to the sale of one property, as compared to no activity for the first quarter of 2009.  Income from bank owned life insurance increased by $83,000 to $28,000 for the three months ended March 31, 2010 from $(55,000) for the same period in 2009 due to the surrender fee charged by the previous carrier upon a change in carriers during the first quarter of 2009.  Other income increased $38,000, or 71.7%, to $91,000 for the three months ended March 31, 2010 from $53,000 for the three months ended March 31, 2009 primarily due to an increase in rental income and an increase in the Company’s share of income from its investment in Maryland Title Center LLC.

Noninterest expense increased 4.3%, or $109,000, to $2.6 million for the three months ended March 31, 2010, from $2.5 million over the same period in 2009.  Salaries and employee benefits decreased by $198,000, or 12.9%, to $1.3 million for the three months ended March 31, 2010 from $1.5 million for the same period in 2009 primarily due to declines in officer salaries, supplemental executive retirement plan expense, and the expenses for cash bonuses and discretionary 401(k) profit sharing contribution.  Occupancy expense increased by $29,000, or 15.2%, to $220,000 for the three months ended March 31, 2010 from $191,000 for the three months ended March 31, 2009 primarily due to increases in rent expense for the leased branches and office building repairs and maintenance.  FDIC deposit insurance premiums increased $86,000, or 128.4%, to $153,000 for the three months ended March 31, 2010 from $67,000 for the three months ended March 31, 2009 primarily due to growth in deposits and an increase in the assessment rate.  Other expenses increased $188,000, or 43.8%, to $617,000 for the three months ended March 31, 2010 from $429,000 during the same period in 2009.  Increases in loan expense and legal fees relating to nonperforming loan resolution were the primary drivers of this increase.

Income tax expense for the three-month period ended March 31, 2010 was $425,000 as compared to a tax benefit of $735,000 for the first quarter of 2009, which equates to effective rates of 39.5% and 39.6% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	March 31,		December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$100,590	23.17%	$100,509	22.93%
One- to four-family residential and home equity	129,009	29.71	129,847	29.62
Multi-family residential	7,258	1.67	7,227	1.65
Land	3,838	0.88	4,584	1.04
Commercial	171,446	39.48	172,703	39.39
Total real estate loans	412,140	94.91	414,870	94.63

Commercial business loans	17,999	4.15	19,290	4.40
Consumer loans	4,092	0.94	4,238	0.97
Gross loans	434,231	100.00%	438,398	100.00%
Less: allowance for loan losses	(14,310)		(14,351)
Net loans receivable	$419,921		$424,047

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

	March 31,	December 31,
((Dollars in thousands)	2010	2009
Nonaccrual loans	$36,919	$32,694
Loans 90 days or more past due	0	0
Restructured loans	12,376	11,959
Total nonperforming loans	49,295	44,653
Other real estate owned, net	5,285	4,594
Total nonperforming assets	$54,580	$49,247
Nonperforming loans to total loans	11.35%	10.19%
Nonperforming assets to total assets	10.62	9.66
Allowance for loan losses to non-performing loans and leases	29.03	32.14

The increase in nonperforming loans is due to the continuing slow down in the real estate market.  This decline has resulted in the inability of investors to resell properties as originally anticipated, which has led to an increase in delinquencies.  The Company continues to work with these customers, which has also led to an increase in restructured loans.

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

The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans, excluding loans for which specific allocations have been made. Allowances are established for credits that do not have specific allowances according to the application of these credit loss factors to groups of loans based upon (a) their credit risk rating, for loans categorized as substandard or doubtful either by the Bank in its ongoing reviews or by bank examiners in their periodic examinations, or (b) by type of loans, for other credits without specific allowances. These factors are set by management to reflect its assessment of the relative level of risk inherent in each category of loans, based primarily on historical charge-off experience.  During regulatory examinations each year, examiners review the credit portfolio, establish credit risk ratings for loans, identify charge-offs, and perform their own calculation of the allowance for loan losses.  Additionally, the Bank engages an independent third party to review a significant portion of our loan portfolio.  These reviews are intended to provide a self-correcting mechanism to reduce differences between estimated and actual observed losses.

The unallocated allowance is based upon management’s evaluation of current economic conditions that may affect borrowers’ ability to pay that are not directly measured in the determination of the specific and formula allowances.  Management has chosen to apply a factor derived from the Board of Governors of the Federal Reserve System’s Principal Economic Indicators, specifically the charge-off and delinquency rates on loans and leases at commercial banks.  This statistical data tracks delinquency ratios on a national level.  While management does not believe the region that the bank is located in has been hit as hard as others across the nation, this ratio provides a global perspective on delinquency trends.  Management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to current economic factors.  These loans are reviewed individually on a quarterly basis for specific impairment.

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

Management determined that the appropriate allowance for loan losses at March 31, 2010 was $14.3 million, (3.30% of total loans), a decrease of $41,000 from the $14.3 million allowance (3.27% of total loans) at December 31, 2009.  Annualized net charge-offs for the first three months of 2010 were 0.90% of average loans, while net charge-offs were 0.63% of average loans for the year 2009.  The provision for loan losses required for the first three months of 2010 and 2009 was $910,000 and $3.5 million, respectively.  The primary reason for the increased charge in 2009 was due to one participation loan, in which we purchased a 2% stake, for which the lead bank initiated foreclosure proceedings during the first quarter of 2009.  Our portion of the principal balance of this loan is approximately $1.8 million.  The appraised value of the real estate collateral is approximately $610,000, which is net of anticipated costs to sell, was transferred to other real estate owned and resulted in a charge to the allowance for loan losses of approximately $1.2 million.

A summary of activity in the allowance is shown below.

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2010	2009

Balance at beginning of period	$14,351	$6,314

Charge-offs:
Real estate	(819)	(2,068)
Commercial	(100)	(88)
Consumer	(35)	(72)
Total charge-offs	(954)	(3,228)
Recoveries:
Real estate	0	609
Commercial	0	0
Consumer	3	16
Total recoveries	3	625
Net charge-offs	(951)	(2,603)
Provision for loan losses	910	10,640
Balance at end of period	$14,310	$14,351
Net charge-offs to average loans
outstanding during the period (annualized)	(0.90)%	(0.63)%
Allowance for loan losses to loans	3.30	3.27
Allowance for loan losses to nonperforming loans	29.03	32.14

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	March 31,	%	December 31,	%
	2010	Deposits	2009	Deposits
	(Dollars in thousands)
Regular checking	$25,344	6.55%	$24,725	6.47%
NOW accounts	28,463	7.36	29,198	7.64
Passbook	12,849	3.32	11,329	2.96
Statement savings	9,843	2.55	9,366	2.45
Money market	11,167	2.89	7,165	1.87
Holiday club	140	0.04	78	0.02
Certificates of Deposit	270,117	69.85	274,898	71.90
IRA Certificates of Deposit	23,069	5.96	19,919	5.21
Money Market Certificates	5,733	1.48	5,660	1.48
Total Deposits	$386,725	100.00%	$382,338	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  As of March 31, 2010, the Company became subject to the capital requirements on a consolidated basis since total assets exceeded $500 million as of June 30 of the prior year.  The following table sets forth applicable capital ratios of the Bank as of March 31, 2010 and December 31, 2009 and the ratios of the consolidated Company as of March 31, 2010.

			Regulatory Minimum
	2010	2009	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio
Consolidated	13.70%	N/A	10.00%	8.00%
The Bank	13.56	12.61%	10.00	8.00

Tier 1 risk-based capital ratio
Consolidated	7.88%	N/A	6.00%	4.00%
The Bank	9.28	8.36%	6.00	4.00

Tier 1 leverage ratio
Consolidated	6.49%	N/A	5.00%	4.00%
The Bank	7.63	7.06%	5.00	4.00

 As of March 31, 2010 and December 31, 2009, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4T. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange

Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      Other Information:

Item 1.  Legal Proceedings -

Not Applicable

Item 1A.Risk Factors -

Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the first quarter of 2010.  As of March 31, 2010, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $145,000.

Item 4.  [Reserved]

Item 5.  Other Information -

Not Applicable

Item 6.                      Exhibits -

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 0-24926.
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
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

Exhibit No.	Description	Incorporated by Reference to:
4.5	Junior Subordinated Indenture, dated as of March 23, 2006 between Cecil Bancorp, Inc. and Wilmington Trust Company, as Trustee.	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to provide a copy of this document to the Commission upon request.
4.6	Guarantee Agreement, dated as of March 23, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to provide a copy of this document to the Commission upon request.
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

CECIL BANCORP, INC.
Date: May 11, 2010	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer)
Date: May 11, 2010	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)