Form 10-Q
period 2010-06-30
CECIL BANCORP INC
filed 2010-08-09
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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

At August 5, 2010, there were 3,695,815 shares of common stock outstanding

CECIL BANCORP INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	June 30, 2010 and December 31, 2009

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three and Six Months Ended June 30, 2010 and 2009)

	Consolidated Statements of Cash Flows	6
	for the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Notes to Consolidated Financial Statements	7-13

ITEM 2 .	Management’s Discussion and Analysis of Financial Condition	14-21
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22

ITEM 4T.	Controls and Procedures	22

PART II – OTHER INFORMATION		22-23

SIGNATURES		24

CERTIFICATIONS

PART I. Financial Information
ITEM 1. Financial Statements

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Cash and due from banks	$22,073	$8,897
Interest bearing deposits with banks	17,928	26,479
Federal funds sold	-	88
Total cash and cash equivalents	40,001	35,464
Investment securities:
Securities available-for-sale at fair value	1,749	1,714
Securities held-to-maturity (fair value of $7,157
in 2010 and $4,627 in 2009)	7,232	4,699
Restricted investment securities – at cost	4,396	4,396
Loans receivable	424,453	438,398
Less: allowance for loan losses	(14,308)	(14,351)
Net loans receivable	410,145	424,047
Other real estate owned	5,315	4,594
Premises and equipment, net	11,746	11,910
Accrued interest receivable	2,021	2,025
Other intangible assets	405	407
Bank owned life insurance	7,954	7,871
Deferred tax assets	8,883	8,899
Other assets	5,040	3,793
TOTAL ASSETS	$504,887	$509,819

LIABILITIES:
Deposits	$374,400	$382,338
Other liabilities	10,693	9,859
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,571	63,643
Other borrowed funds	1,169	-
Total liabilities	466,833	472,840

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2010 and 2009	10,985	10,916
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,691,886 shares in
2010 and 3,689,346 shares in 2009	37	37
Additional paid in capital	12,263	12,252
Retained earnings	14,762	13,791
Accumulated other comprehensive income (loss)	7	(17)
Total stockholders’ equity	38,054	36,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$504,887	$509,819

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

INTEREST INCOME:
Interest and fees on loans	$7,186	$7,674	$14,140	$14,903
Interest on investment securities	73	25	118	86
Dividends on FHLB and FRB stock	12	9	24	12
Other interest income	14	10	23	20
Total interest income	7,285	7,718	14,305	15,021

INTEREST EXPENSE:
Interest expense on deposits	1,765	2,058	3,699	4,624
Interest expense on junior subordinated debentures	281	280	559	556
Interest expense on federal funds purchased	-	1	-	1
Interest expense on advances from FHLB	615	616	1,223	1,226
Interest expense on other borrowed funds	13	-	13	-
Total interest expense	2,674	2,955	5,494	6,407

NET INTEREST INCOME	4,611	4,763	8,811	8,614

PROVISION FOR LOAN LOSSES	1,360	360	2,270	3,820

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,251	4,403	6,541	4,794

NONINTEREST INCOME:
Deposit account fees	161	165	308	311
ATM fees	116	103	214	196
Commission income	1	3	2	5
Gain on sale of loans	55	75	69	122
Gain on sale of other real estate owned	137	139	185	139
Income (loss) from bank owned life insurance	55	41	83	(14)
Other	74	55	165	108
Total noninterest income	599	581	1,026	867

NONINTEREST EXPENSE:
Salaries and employee benefits	1,486	1,673	2,819	3,204
Occupancy expense	174	175	394	366
Equipment and data processing expense	321	309	639	623
FDIC deposit insurance premiums	155	415	308	482
Other	609	555	1,226	984
Total noninterest expense	2,745	3,127	5,386	5,659

NET INCOME BEFORE INCOME TAXES	1,105	1,857	2,181	2

INCOME TAX EXPENSE	427	761	852	26

NET INCOME (LOSS)	$678	$1,096	$1,329	$(24)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET INCOME (LOSS)	$678	$1,096	$1,329	$(24)

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on
investment securities,
net of deferred taxes	9	32	24	(44)

TOTAL COMPREHENSIVE INCOME (LOSS)	$687	$1,128	$1,353	$(68)

NET INCOME (LOSS)	$678	$1,096	$1,329	$(24)

PREFERRED STOCK DIVIDENDS
AND DISCOUNT ACCRETION	(179)	(177)	(358)	(437)

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$499	$919	$971	$(461)

Earnings (loss) per common share - basic	$0.14	$0.25	$0.26	$(0.12)

Earnings (loss) per common share - diluted	$0.14	$0.25	$0.26	$(0.12)

Dividends declared per common share	$0.00	$0.05	$0.00	$0.025

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(dollars in thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,329	$(24)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	312	275
Provision for loan losses	2,270	3,820
Gain of sale of loans	(69)	(122)
Gain on sale of other real estate owned	(185)	(139)
(Income) loss from bank owned life insurance	(83)	14
Restricted stock awards	3	-
Excess servicing rights	(24)	(130)
Origination of loans held for sale	(5,944)	(11,272)
Proceeds from sales of loans held for sale	6,027	11,290
Net change in:
Accrued interest receivable and other assets	(1,238)	(700)
Other liabilities	545	3,790
Net cash provided by operating activities	2,943	6,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(4,423)	(249)
Net purchase of restricted investment securities	-	(478)
Proceeds from sales, maturities, calls and principal
payments of investment securities available-for-sale	4	10,004
Proceeds from maturities, calls and principal
payments of investment securities held-to-maturity	1,845	250
Net decrease (increase) in loans	9,055	(30,355)
Proceeds from sale of other real estate owned	2,023	512
Purchases of premises and equipment - net	(77)	(116)
Net cash provided by (used in) investing activities	8,427	(20,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,938)	18,133
Net decrease in advances from Federal Home Loan Bank of Atlanta	(72)	(71)
Net increase in other borrowed funds	1,169	-
Proceeds from issuance of common stock	8	17
Payments of cash dividends	-	(557)
Net cash (used in) provided by financing activities	(6,833)	17,522

INCREASE IN CASH AND CASH EQUIVALENTS	4,537	3,892
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,464	41,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,001	$45,312

Supplemental disclosure of cash flows information:

Cash paid for income taxes	$3,127	$755

Cash paid for interest	$4,942	$6,600

Transfer from loans to other real estate owned	$2,563	$4,462

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1.       GENERAL

In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010 and the results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements.  The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  It also requires a Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances, and settlements separately.  The guidance is effective for interim and annual periods beginning after December 15, 2009 except for gross basis presentation for the Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.  The disclosure requirements effective for interim and annual periods beginning after December 15, 2009 have been adopted for the interim period beginning March 31, 2010 and did not have a material impact on our financial condition or results of operations.

In the second quarter 2010, additional guidance was issued under the Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses.  This standard requires additional disclosures related to the Allowance for Loan Losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality.  Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructurings with its effect on the Allowance for Loan Losses.  The provisions of this standard are effective for interim and annual periods ending on or after December 15,

2010.  The adoption of this standard will not have a material impact on our financial condition or results of operations, but it will increase the amount of disclosures in the notes to the consolidated financial statements.

4.       EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and six months ended June 30, 2010 and 2009, all options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$678,000	$1,096,000	$1,329,000	$(24,000)
Preferred stock dividends and discount	(179,000)	(177,000)	(358,000)	(437,000)
Net income (loss) available to common stockholders	$499,000	$919,000	$971,000	$(461,000)

Average common shares outstanding	3,689,374	3,689,346	3,689,360	3,688,776

Basic earnings (loss) per common share	$0.14	$0.25	$0.26	$(0.12)

Diluted:
Net income (loss)	$678,000	$1,096,000	$1,329,000	$(24,000)
Preferred stock dividends and discount	(179,000)	(177,000)	(358,000)	(437,000)
Net income (loss) available to common stockholders	$499,000	$919,000	$971,000	$(461,000)

Average common shares outstanding	3,689,374	3,689,346	3,689,360	3,688,776
Stock option adjustment	—	—	—	—

Average common shares outstanding – diluted	3,689,374	3,689,346	3,689,360	3,688,776

Diluted earnings (loss) per common share	$0.14	$0.25	$0.26	$(0.12)

5.       ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

There were no stock options outstanding as of June 30, 2010 or December, 31, 2009.  No options were granted or vested during the six months ended June 30, 2010 and 2009.  A summary of the Company’s stock option activity, and related information for the periods indicated is as follows:

In November 2009, the Company approved the granting of 60,125 restricted stock awards with a fair market value of $4.00 per share.  The awards vest over a period of five years.  Total compensation expense of $33,000 relating to these awards will be recorded ratably over the vesting period.  Compensation expense recognized in the six months ended June 30, 2010 was $3,000.  A summary of the Company’s activity and related information for restricted stock for the periods indicated is as follows:

	Six Months Ended		Year Ended
	June 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	60,125	$4.00	—	$—
Forfeited	—	—	—	—
Awarded	—	—	60,125	4.00
Released	—	—	—	—
Unvested at end of period	60,125	$4.00	60,125	$4.00

6.       ASSETS MEASURED AT FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, included in the codification as ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at June 30, 2010 and December 31, 2009 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2010
Investment securities
available-for-sale
Mutual funds – mortgage securities	$720	$720	$—	$—
Mutual funds – U.S. Government
Securities	685	685	—	—
Equity Securities	269	269	—	—
Mortgage-backed securities	75	—	75	—

Total investment securities available-for-sale	$1,749	$1,674	$75	$—

December 31, 2009
Investment securities
available-for-sale
Mutual funds – mortgage securities	$719	$719	$—	$—
Mutual funds – U.S. Government
Securities	687	687	—	—
Equity Securities	229	229	—	—
Mortgage-backed securities	79	—	79	—

Total investment securities
available-for-sale	$1,714	$1,635	$79	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at June 30, 2010, the following table provides in thousands the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.  There have been no changes in valuation techniques for the quarter ended June 30, 2010.  There were no transfers between valuation levels for any assets during the quarter ended June 30, 2010.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$5,315	$—	$—	$5,315
Impaired loans	53,776	—	—	53,776

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

The estimated fair values of financial instruments (in thousands) at June 30, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$40,001	$40,001
Investment securities:
Available-for-sale	1,749	1,749
Held-to-maturity	7,232	7,157
Loans receivable	424,453	448,410
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,021	2,021
Financial liabilities:
Deposits	374,400	375,840
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,571	64,037
Other borrowed funds	1,169	1,166

The estimated fair values of financial instruments (in thousands) at December 31, 2009 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$35,464	$35,464
Investment securities:
Available-for-sale	1,714	1,714
Held-to-maturity	4,699	4,627
Loans receivable	438,398	461,041
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,025	2,025
Financial liabilities:
Deposits	382,338	380,780
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,643	64,004

8.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at June 30, 2010 and December 31, 2009 are summarized in the following table (in thousands).

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$9	$36	$720
Mutual funds - U.S. Government securities	686	—	1	685
Equity securities	226	43	—	269
Mortgage-backed securities	78	—	3	75
	$1,737	$52	$40	$1,749

Held-to-Maturity:
Other	$50	$—	$—	$50
Mortgage-backed securities	6,682	1	76	6,607
U. S. Treasury securities and obligations	500	—	—	500
	$7,232	$1	$76	$7,157

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$747	$—	$28	$719
Mutual funds - U.S. Government securities	686	1	—	687
Equity securities	226	3	—	229
Mortgage-backed securities	83	—	4	79
	$1,742	$4	$32	$1,714

Held-to-Maturity:
Other	$50	$—	$—	$50
Mortgage-backed securities	4,149	2	74	4,077
U. S. Treasury securities and obligations	500	—	—	500
	$4,699	$2	$74	$4,627

As of June 30, 2010, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$—	$—	$140	$36	$140	$36
Mutual funds - U.S. Government securities	—	—	685	1	685	1
Mortgage-backed securities			75	3	75	3
Held-to-Maturity:
Mortgage-backed securities	5,936	76	—	—	5,936	76
	$5,936	$76	$900	$40	$6,836	$116

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

9.       OTHER BORROWED FUNDS

In June 2009, the FASB issued guidance revising Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective on January 1, 2010 for companies reporting earnings on a calendar-year basis.  This standard changed the requirements to achieve sales treatment of select loan participations.  The Bank agreed to a first out participation in the first quarter, which does not qualify for sales treatment, and must be accounted for as a secured borrowing under the new standard.  Other borrowed funds total $1.2 million at June 30, 2010 and the related interest expense is $13,000 for the six months ended June 30, 2010.

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

In December 2008, the Company sold 11,560 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) at $1,000 per share and simultaneously issued a ten-year warrant to purchase 261,538 shares of the Company’s common stock at $6.63 per share to the United States Department of the Treasury as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The Series A Preferred Stock pays cumulative quarterly dividends at a rate of 5% per annum for the first five years, and, unless earlier redeemed, 9% per annum thereafter. In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to suspend the payment of dividends on the Series A Preferred Stock beginning with the dividend payable February 15, 2010.  We may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full.  Whenever six or more quarterly dividends, whether or not consecutive, have not been paid, the holders of the Series A Preferred Stock will have the right to elect two directors until all accrued but unpaid dividends have been paid in full.

Effective June 29, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the State of Maryland Commissioner of Financial Regulation (the “Commissioner”) pursuant to which the Company and the Bank have agreed to take various actions.  Under the agreement, both the Company and the Bank have agreed to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company may not incur, increase, or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

The Company’s assets decreased by $4.9 million, or 1.0%, to $504.9 million at June 30, 2010 from $509.8 million at December 31, 2009 primarily as a result of the paydown of loans receivable.  This decrease enabled us to invest in investment securities available-for-sale, pay down higher rate certificates of deposit, and increase our cash and cash equivalents.

Cash and cash equivalents increased by $4.5 million, or 12.8%, to $40.0 million at June 30, 2010 from $35.5 million at December 31, 2009 primarily due to the decrease in loans receivable.  Investment securities held-to-maturity increased by $2.5 million, or 53.9%, to $7.2 million at June 30, 2010 from $4.7 million at December 31, 2009 primarily due to the cash obtained as a result of the decrease in loans receivable.

Gross loans receivable decreased by $13.9 million, or 3.2%, to $424.5 million at June 30, 2010 from $438.4 million at December 31, 2009.  The decrease in loans receivable reflects both a tightening of the Bank’s lending standards and diminished loan demand.  Management has also sought to shrink the loan portfolio in order to improve capital ratios.  During the period, we realized a $6.5 million (5.0%) decrease in one-to-four family residential and home equity loans, a $4.4 million (4.4%) decrease in construction loans, a $1.4 million (7.2%) decrease in commercial business loans, and a $1.2 million (26.4%) decrease in land loans.  The allowance for loan losses remained level at $14.3 million at June 30, 2010 and December 31, 2009 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $721,000, or 15.7%, to $5.3 million at June 30, 2010 from $4.6 million at December 31, 2009 due to the acquisition of properties securing nonperforming loans receivable, partially offset by the sale of three properties.  Other assets increased by $1.2 million, or 32.9%, to $5.0 million at June 30, 2010 from $3.8 million at December 31, 2009 primarily as a result of $1.0 million receivable from the sale of other real estate owned at the end of June.  The funds were received in July 2010.

The Company’s liabilities decreased $6.0 million, or 1.3%, to $466.8 million at June 30, 2010 from $472.8 million at December 31, 2009. Deposits decreased $7.9 million, or 2.1%, to $374.4 million at June 30, 2010 from $382.3 million at December 31, 2009.  Some of the cash received from the decline in loans receivable was used to pay down higher rate certificates of deposit.  Decreases in certificates of deposit (down $18.8 million, or 6.9%) and money market certificates (down $3.3 million, or 57.9%) were partially offset by increases in money market accounts (up $4.3 million, or 60.6%), IRA certificates (up $3.6 million, or 18.0%), NOW accounts (up $2.7 million, or 9.2%), checking accounts (up $1.4 million, or 5.7%), passbook savings accounts (up $1.1 million, or 9.9%), and statement savings accounts (up $891,000, or 9.5%).  Other liabilities increased by $834,000, or 8.5%, to $10.7 million at June 30, 2010 from $9.9 million at December 31, 2009 primarily due to increases in accrued interest on junior subordinated debentures and accrued dividends on the Series A Preferred Stock.  Other borrowed funds increased 100% to $1.2 million at June 30, 2010 from zero at December 31, 2009.  In June 2009, the FASB issued guidance revising SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” effective on January 1, 2010 for companies reporting earnings on a calendar-year basis.  This standard changed the requirements to achieve sales treatment of select loan participations.  The Bank agreed to a first out participation in the first quarter 2010, which does not qualify for sales treatment, and must be accounted for as a secured borrowing under the new standard.

The Company’s stockholders’ equity increased by $1.1 million, or 2.9%, to $38.1 million at June 30, 2010 from $37.0 million at December 31, 2009.  This decrease is primarily the result of net income of $1.3 million, partially offset by $289,000 in preferred stock cash dividends accrued.

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

Net income for the three month period ended June 30, 2010 decreased $418,000, or 38.1% to $678,000 as compared to net income for the same period in 2009 of $1.1 million. This decrease was primarily the result of a decrease in net interest income and an increase in the provision for loan losses, partially offset by an increase in noninterest income and decreases in noninterest expense and income tax expense.  Net income available to common stockholders for the three month period ended June 30, 2010 decreased $420,000, or 45.7% to $499,000 as compared to net income available to common stockholders for the same period in 2009 of $919,000.  Net income available to common stockholders for 2010 and 2009 reflects the net income for the period, partially offset by dividend accruals and discount accretion on the Series A Preferred Stock totaling $179,000 and $177,000, respectively.  Basic and diluted earnings per common share were both $0.14 for the second quarter of 2010, a decrease of 44.0%, from $0.25 for the same period in 2009.  The annualized return on average assets and annualized return on average equity were 0.53% and 7.15% respectively, for the three-month period ended June 30, 2010. This compares to an annualized return on average assets and annualized return on average equity of 0.90% and 11.18% respectively, for the same period in 2009.

Net interest income, the Company’s primary source of income, decreased 3.2%, or $152,000, to $4.6 million for the three months ended June 30, 2010, from $4.8 million over the same period in 2009.  The weighted average yield on interest earning assets decreased to 6.50% for the three months ended June 30, 2010 from 6.92% for the three months ended June 30, 2009.  The weighted average rate paid on interest bearing liabilities decreased to 2.32% for the three months ended June 30, 2010 from 2.67% for the three months ended June 30, 2009.  The net interest margin decreased to 4.12% for the three months ended June 30, 2010 as compared to 4.27% for the same period in 2009.

Interest and fees on loans decreased by $488,000, or 6.4%, to $7.2 million for the three months ended June 30, 2010 from $7.7 million for the three months ended June 30, 2009.  The decrease is attributable to a decrease in the weighted-average yield, partially offset by an increase in the average balance outstanding.  The average balance outstanding increased by $3.7 million, or 0.9%, to $417.5 million for the three months ended June 30, 2010 from $413.7 million for the three months ended June 30, 2009.  The weighted-average yield decreased to 6.89% for the three months ended June 30, 2010 from 7.42% for the three month period ended June 30, 2009.

Interest on investment securities increased $48,000, or 192.0%, to $73,000 for the three months ended June 30, 2010 from $25,000 for the three months ended June 30, 2009.  The average balance outstanding increased $7.3 million to $9.2 million for the three months ended June 30, 2010 from $1.9 million over the three months ended June 30, 2009.  The weighted-average yield decreased to 3.16% for the three months ended June 30, 2010 from 5.20% for the three months ended June 30, 2009.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased to $12,000 for the three months ended June 30, 2010 from $9,000 for the three months ended June 30, 2009 primarily due to the resumption of dividend payments by the Federal Home Loan Bank of Atlanta.  FHLB temporarily discontinued dividend payments during the first half of 2009.  The average balance outstanding remained unchanged at $4.4 million for the three months ended June 30, 2010 and 2009.  The weighted-average yield increased to 1.09% for the three months ended June 30, 2010 from 0.85% for the three months ended June 30, 2009.

Interest on deposits decreased $293,000, or 14.2%, to $1.8 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009.  The average balance outstanding increased $17.7 million, or 4.9%, to $378.6 million for the three months ended June 30, 2010 from $361.0 million for the three months ended June 30, 2009.  The weighted-average rate paid decreased to 1.86% for the three months ended June 30, 2010 from 2.28% for the three months ended June 30, 2009.  Interest expense on other borrowed funds increased $13,000, or 100%, to $13,000 for the three months ended June 30, 2010 from zero for the three months ended June 30, 2009.  The average balance outstanding was $1.2 million and the weighted average rate was 4.61% for the three months ended June 30, 2010.

The provision for loan losses increased by $1.0 million to $1.4 million for the three months ended June 30, 2010 from $360,000 over the same period in 2009 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income increased 3.1%, or $18,000, to $599,000 for the three months ended June 30, 2010, from $581,000 over the same period in 2009.  ATM fees increased by $13,000, or 12.6%, to $116,000 for the three months ended June 30, 2010 from $103,000 for the same period in 2009.  Gain on sale of loans decreased $20,000, or 26.7%, to $55,000 for the three months ended June 30, 2010 from $75,000 for the three months ended June 30, 2009 due to a decline in the volume of refinanced fixed rate mortgages, which are sold to FHLMC.  Income from bank owned life insurance increased 34.2% to $55,000 for the three months ended June 30, 2010 from $41,000 for the three months ended June 30, 2009 due to an increase in rates being paid by the insurance carriers.  Other income increased by $19,000, or 34.6%, to $74,000 for the three months ended June 30, 2010 from $55,000 for the three months ended June 30, 2009 primarily due to increases in rental income and income from our investment in Maryland Title Center LLC.

Noninterest expense decreased 12.2%, or $382,000, to $2.7 million for the three months ended June 30, 2010, from $3.1 million over the same period in 2009.  Salaries and employee benefits decreased $187,000, or 11.2%, to $1.5 million for the three months ended June 30, 2010, as compared to $1.7 million for the same period in 2009 primarily due to declines in officer salaries, supplemental executive retirement plan expense, and the expenses for cash bonuses and discretionary 401(k) profit sharing contributions.  Equipment and data processing expense increased $12,000, or 3.9%, to $321,000 for the three months ended June 30, 2010 from $309,000 for the three months ended June 30, 2009.  This increase is attributable to increased charges from our data service provider as we continue to offer additional services to customers.  FDIC deposit insurance premiums decreased by $260,000 to $155,000 for the three months ended June 30, 2010 from $415,000 for the three months ended June 30, 2009.  In the second quarter of 2009, the FDIC imposed a special assessment on all FDIC-insured institutions equal to 5 basis points of assets less Tier 1 capital as of June 30, 2009.  For the Bank, the special assessment equaled $220,000.  Other noninterest expense increased by $54,000, or 9.7%, to $609,000 for the quarter ended June 30, 2010 from $555,000 for the same period in 2009.  This increase is primarily due to increases in legal fees and collection expense as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.  Appraisal expense and insurance expense also increased.  These increases were partially offset by declines in advertising expense and audit and accounting expense.

Income tax expense for the three-month periods ended June 30, 2010 and 2009 was $427,000 and $761,000, respectively, which equates to effective tax rates of 38.6% and 41.0%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

Net income for the six month period ended June 30, 2010 was $1.3 million as compared to net loss for the same period in 2009 of $24,000.  This increase was primarily the result of increases in net interest income and noninterest income, decreases in the provision for loan losses and noninterest expense, partially offset by an increase in income tax expense.  Net income available to common stockholders for the six month period ended June 30, 2010 was $971,000 as compared to net loss available to common stockholders for the same period in 2009 of $461,000.  Net income available to common stockholders for the 2010 period reflects the net income for the period partially offset by $358,000 in dividend accruals and discount accretion on the Series A Preferred Stock.  Net loss available to common stockholders for the 2009 period reflects $437,000 in dividends and discount accretion on the Series A Preferred Stock in addition to the net loss for the period.  Basic and diluted earnings per common share were both $0.26 for the six-month period ended June 30, 2010 as compared to loss per common share of $0.12 for the same period in 2009.  The annualized return on average assets and annualized return on average equity were 0.52% and 7.07% respectively, for the six-month period ended June 30, 2010. This compares to an annualized return on average assets and annualized return on average equity of -0.01% and -0.12% respectively, for the same period in 2009.

Net interest income, the Company’s primary source of income, increased 2.3%, or $197,000, to $8.8 million for the six months ended June 30, 2010, from $8.6 million over the same period in 2009.  The weighted-average yield on interest earning assets decreased to 6.33% for the six months ended June 30, 2010 from 6.73% for the six months ended June 30, 2009.  The weighted-average rate paid on interest bearing liabilities decreased to 2.38% for the six months ended June 30, 2010 from 2.91% for the six months ended June 30, 2009.  The net interest margin was 3.90% for the six months ended June 30, 2010 as compared to 3.86% for the same period in 2009.

Interest and fees on loans decreased by $763,000, or 5.1%, to $14.1 million for the six months ended June 30, 2010 from $14.9 million for the six months ended June 30, 2009.  The decrease is attributable to a decrease in the weighted-average yield partially offset by an increase in the average balance outstanding.  The average balance outstanding increased by $10.6 million to $420.1 million for the six months ended June 30, 2010 from $409.5 million for the six months ended June 30, 2009.  The weighted-average yield decreased to 6.73% for the six months ended June 30, 2010 from 7.28% for the six months ended June 30, 2009.

Interest on investment securities increased $32,000, or 37.2%, to $118,000 for the six months ended June 30, 2010 from $86,000 for the six months ended June 30, 2009.  The average balance outstanding increased $3.4 million, or 64.1%, to $8.7 million for the six months ended June 30, 2010 from $5.3 million for the six months ended June 30, 2009.  The weighted-average yield decreased to 2.72% for the six months ended June 30, 2010 from 3.25% for the six months ended June 30, 2009.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $12,000 to $24,000 for the six months ended June 30, 2010 from $12,000 for the six months ended June 30, 2009 primarily due to the resumption of dividend payments by the Federal Home Loan Bank of Atlanta.  FHLB temporarily discontinued dividend payments during the first half of 2009.  The average balance outstanding increased $164,000, or 3.9%, to $4.4 million for the six months ended June 30, 2010 from $4.2 million for the six months ended June 30, 2009.  The weighted-average yield increased to 1.10% for the six months ended June 30, 2010 from 0.57% for the six months ended June 30, 2009.

Interest on deposits decreased $925,000, or 20.0%, to $3.7 million for the six months ended June 30, 2010 from $4.6 million for the six months ended June 30, 2009.  The average balance outstanding increased $22.3 million, or 6.2%, to $381.2 million for the six months ended June 30, 2010 from $358.9 million for the six months ended June 30, 2009.  The weighted-average rate paid decreased to 1.94% for the six months ended June 30, 2010 from 2.58% for the six months ended June 30, 2009.  Interest expense on other borrowed funds increased $13,000, or 100%, to $13,000 for the six months ended June 30, 2010 from zero for the six months ended June 30, 2009.  The average balance outstanding was $607,000 and the weighted average rate was 4.44% for the three months ended June 30, 2010.

The provision for loan losses decreased by $1.6 million to $2.3 million for the six months ended June 30, 2010 from $3.8 million over the same period in 2009 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income increased 18.3%, or $159,000, to $1.0 million for the six months ended June 30, 2010, from $867,000 over the same period in 2009.  ATM fees increased by $18,000, or 9.2%, to $214,000 for the six months ended June 30, 2010 from $196,000 for the six months ended June 30, 2009 due to an increase in surcharge fees from non-customer usage of our ATM machines.  Gain on sale of loans decreased $53,000, or 43.4%, to $69,000 for the six months ended June 30, 2010 from $122,000 for the six months ended June 30, 2009 due to a decline in the volume of refinanced fixed rate mortgages, which are sold to FHLMC.  Gain on sale of other real estate owned increased $46,000, or 33.1%, to $185,000 for the six months ended June 30, 2010, as compared to $139,000 for the six months ended June 30, 2009 due to an increase in the number of properties sold.  Income from bank owned life insurance increased $97,000 to $83,000 for the six months ended June 30, 2010 from $(14,000) for the six months ended June 30, 2009 due to the surrender fee assessed upon the conversion to a new insurance carrier during the first quarter 2009.  Other income increased $57,000, or 52.8%, to $165,000 for the six months ended June 30, 2010 from $108,000 for the same period in 2009, primarily due to increases in rental income and income earned on our investment in Maryland Title Center LLC.

Noninterest expense decreased 4.8%, or $273,000, to $5.4 million for the six months ended June 30, 2010 from $5.7 million over the same period in 2009.  Salaries and employee benefits decreased $385,000, or 12.0%, to $2.8 million for the six months ended June 30, 2010, as compared to $3.2 million for the same period in 2009 primarily due to declines in officer salaries, supplemental executive retirement plan expense, and the expenses for cash bonuses and discretionary 401(k) profit sharing contributions.  Occupancy expense increased by $28,000, or 7.7%, to $394,000 for the six months ended June 30, 2010 from $366,000 for the same period in 2009 primarily due to increases in rent expense on our North East branch and office building repairs and maintenance.  Equipment and data processing expense increased by $16,000, or 2.6%, to $639,000 for the six months ended June 30, 2010 from $623,000 for the six months ended June 30, 2009.  This increase is attributable to an increase in fees charged by our data service provider partially offset by decreases in furniture, fixtures, and equipment expense and depreciation expense.  FDIC deposit insurance premiums decreased by $174,000 to $308,000 for the six months ended June 30, 2010 from $482,000 for the six months ended June 30, 2009 primarily due to a special assessment on all FDIC-insured institutions equal to 5 basis points of assets less Tier 1 capital as of June 30, 2009.  For the Bank, the special assessment totaled $220,000 for the first half of 2009.  Other noninterest expense increased by $242,000, or 24.6%, to $1.2 million for the six months ended June 30, 2010 from $984,000 for the six months ended June 30, 2009.  This increase is primarily due to increases in legal fees and collection expense as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.  Appraisal expense and insurance expense also increased.  These increases were partially offset by declines in advertising expense and audit and accounting expense.

Income tax expense for the six-month periods ended June 30, 2010 and 2009 was $852,000 and $26,000, respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

`	June 30,		December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan
Real estate loans:
Construction loans	$96,134	22.65%	$100,509	22.93%
One- to four-family residential and home equity	123,691	29.02	129,847	29.62
Multi-family residential	7,293	1.72	7,227	1.65
Land	3,374	0.80	4,584	1.04
Commercial	172,305	40.59	172,703	39.39
	402,467	94.82	414,870	94.63
Commercial business loans	17,897	4.22	19,290	4.40
Consumer loans	4,089	0.96	4,238	0.97
Gross loans	424,453	100.00%	438,398	100.00%
Less: allowance for loan losses	(14,308)		(14,351)
Net loans receivable	$410,145		$424,047

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

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Nonaccrual loans and leases	$47,320	$32,694
Loans and leases 90 days or more past due still accruing interest	0	0
Restructured loans and leases	14,542	11,959
Total nonperforming loans and leases	61,862	44,653
Other real estate owned, net	5,315	4,594
Total nonperforming assets	$67,177	$49,247
Nonperforming loans and leases to total loans	14.57%	10.19%
Nonperforming assets to total assets	13.31	9.66
Allowance for loan losses to non-performing loans and leases	23.13	32.14

Analysis of Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectibility of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio.  The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance.  During the first six months of 2010, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

The unallocated allowance is based upon management’s evaluation of current economic conditions that may affect borrowers’ ability to pay that are not directly measured in the determination of the specific and formula allowances.  Management has chosen to apply a factor derived from the Board of Governors of the Federal Reserve System’s Principal Economic Indicators, specifically the charge-off and delinquency rates on loans and leases at commercial banks.  This statistical data tracks delinquency ratios on a national level.  While management does not believe the region that the Bank is located has been hit as hard as others across the nation, this ratio provides a global perspective on delinquency trends.  Management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to current economic factors.  These loans are reviewed individually on a quarterly basis for specific impairment.

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

Management determined that the appropriate allowance for loan losses at June 30, 2010 was $14.3 million (3.37% of total loans) a decrease of $43,000 (0.3%) from the $14.3 million allowance (3.27% of total loans) at December 31, 2009. Annualized net charge-offs for the first six months of 2010 were 1.10% of average loans, as compared to net charge-offs of 0.63% of average loans for the year 2009.  The provision for loan losses required for the first six months of 2010 and 2009 was $2.3 million and $3.8 million, respectively.

A summary of activity in the allowance is shown below.

	6 Months Ended	12 Months Ended
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$14,351	$6,314

Charge-offs:
Real estate	(2,212)	(3,068)
Commercial	(100)	(88)
Consumer	(45)	(72)
Total charge-offs	(2,357)	(3,228)
Recoveries:
Real estate	25	609
Commercial	0	0
Consumer	19	16
Total recoveries	44	625
Net charge-offs	(2,313)	(2,603)
Provision for loan losses	2,270	10,640
Balance at end of period	$14,308	$14,351
Net charge-offs to average loans
outstanding during the period (annualized)	(1.10)%	(0.63)%
Allowance for loan losses to loans	3.37	3.27
Allowance for loan losses to nonperforming loans	23.13	32.14

Analysis of Deposits

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	June 30,	%	December 31,	%
	2010	Deposits	2009	Deposits
	(Dollars in thousands)
Regular checking	$26,138	6.98%	$24,725	6.47%
NOW accounts	31,889	8.52	29,198	7.64
Passbook	12,455	3.33	11,329	2.96
Statement savings	10,257	2.74	9,366	2.45
Money market	11,506	3.07	7,165	1.87
Holiday club	202	0.05	78	0.02
Certificates of Deposit	256,078	68.40	274,898	71.90
IRA Certificates of Deposit	23,494	6.27	19,919	5.21
Money Market Certificates	2,381	0.64	5,600	1.48
Total Deposits	$374,400	100.00%	$382,338	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  As of June 30, 2010, the Company is subject to the capital requirements on a consolidated basis since total assets exceeded $500 million as of June 30 of the prior year.  The following table sets forth applicable capital ratios of the Bank as of June 30, 2010 and December 31, 2009 and the ratios of the consolidated Company as of June 30, 2010.

			Regulatory Minimum
	2010	2009	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio
Consolidated	14.11%	N/A	10.00%	8.00%
The Bank	14.05	12.61%	10.00	8.00

Tier 1 risk-based capital ratio
Consolidated	8.27%	N/A	6.00%	4.00%
The Bank	9.73	8.36%	6.00	4.00

Tier 1 leverage ratio
Consolidated	6.80%	N/A	5.00%	4.00%
The Bank	7.98	7.06%	5.00	4.00

 As of June 30, 2010 and December 31, 2009, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4T. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      Other Information:

Item 1.  Legal Proceedings -

Not Applicable

Item 1A. Risk Factors -

Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the second quarter of 2010.  As of June 30, 2010, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $289,000.

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

CECIL BANCORP, INC.
Date: August 9, 2010	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: August 9, 2010	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)