Form 10-Q
period 2010-09-30
CECIL BANCORP INC
filed 2010-11-12
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

At November 11, 2010, there were 3,697,523 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	September 30, 2010 and December 31, 2009

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three and Nine Months Ended September 30, 2010 and 2009

	Consolidated Statements of Cash Flows	6
	for the Nine Months Ended September 30, 2010 and 2009

	Notes to Consolidated Financial Statements	7-13

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	14-22
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		22-23

SIGNATURES		24

CERTIFICATIONS

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except per share data)

	September 30	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Cash and due from banks	$17,180	$8,897
Interest bearing deposits with banks	23,059	26,479
Federal funds sold	199	88
Total cash and cash equivalents	40,438	35,464
Investment securities:
Securities available-for-sale at fair value	1,783	1,714
Securities held-to-maturity (fair value of $7,193
in 2010 and $4,627 in 2009)	7,253	4,699
Restricted investment securities – at cost	4,385	4,396
Loans receivable	404,904	438,398
Less: allowance for loan losses	(13,449)	(14,351)
Net loans receivable	391,455	424,047
Other real estate owned	11,792	4,594
Premises and equipment, net	11,686	11,910
Accrued interest receivable	1,896	2,025
Other intangible assets	439	407
Bank owned life insurance	8,015	7,871
Deferred tax assets	8,869	8,899
Other assets	4,501	3,793
TOTAL ASSETS	$492,512	$509,819

LIABILITIES:
Deposits	$363,029	$382,338
Other liabilities	9,141	9,859
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,571	63,643
Other borrowed funds	1,169	-
Total liabilities	453,910	472,840

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2010 and 2009	11,019	10,916
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,697,523 shares in
2010 and 3,689,346 shares in 2009	37	37
Additional paid in capital	12,279	12,252
Retained earnings	15,238	13,791
Accumulated other comprehensive income (loss)	29	(17)
Total stockholders’ equity	38,602	36,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,512	$509,819

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$6,903	$7,685	$21,043	$22,588
Interest on investment securities	59	24	177	110
Dividends on FHLB and FRB stock	14	18	38	30
Other interest income	15	11	38	31
Total interest income	6,991	7,738	21,296	22,759

INTEREST EXPENSE:
Interest expense on deposits	1,580	2,191	5,279	6,815
Interest expense on junior subordinated debentures	290	282	849	838
Interest expense on federal funds purchased	-	-	-	1
Interest expense on advances from FHLB	621	622	1,844	1,848
Interest expense on other borrowed funds	15	-	28	-
Total interest expense	2,506	3,095	8,000	9,502

NET INTEREST INCOME	4,485	4,643	13,296	13,257

PROVISION FOR LOAN LOSSES	960	6,460	3,230	10,280

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,525	(1,817)	10,066	2,977

NONINTEREST INCOME:
Deposit account fees	149	186	457	497
ATM fees	112	103	326	299
Commission income	-	2	2	7
Gain on sale of loans	90	305	159	427
Gain on sale of other real estate owned	-	12	185	151
Income from bank owned life insurance	61	46	144	32
Other	82	63	247	171
Total noninterest income	494	717	1,520	1,584

NONINTEREST EXPENSE:
Salaries and employee benefits	1,360	1,463	4,179	4,667
Occupancy expense	176	161	570	527
Equipment and data processing expense	321	298	960	921
FDIC deposit insurance premiums	157	170	465	652
Other	942	523	2,168	1,507
Total noninterest expense	2,956	2,615	8,342	8,274

NET INCOME (LOSS) BEFORE INCOME TAXES	1,063	(3,715)	3,244	(3,713)

INCOME TAX (EXPENSE) BENEFIT	(408)	1,496	(1,260)	1,470

NET INCOME (LOSS)	$655	$(2,219)	$1,984	$(2,243)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET INCOME (LOSS)	$655	$(2,219)	$1,984	$(2,243)

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on
investment securities,
net of deferred taxes	22	38	46	(6)

TOTAL COMPREHENSIVE INCOME (LOSS)	$677	$(2,181)	$2,030	$(2,249)

NET INCOME (LOSS)	$655	$(2,219)	$1,984	$(2,243)

PREFERRED STOCK DIVIDENDS
AND DISCOUNT ACCRETION	(179)	(177)	(537)	(614)

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS	$476	$(2,396)	$1,447	$(2,857)

Earnings (loss) per common share - basic	$0.13	$(0.65)	$0.39	$(0.77)

Earnings (loss) per common share - diluted	$0.13	$(0.65)	$0.39	$(0.77)

Dividends declared per common share	$0.000	$0.025	$0.000	$0.075

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (dollars in thousands)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,984	$(2,243)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	472	424
Provision for loan losses	3,230	10,280
Gain on sale of loans	(159)	(427)
Gain on sale of other real estate owned	(185)	(151)
Income from bank owned life insurance	(144)	(32)
Restricted stock awards	5	-
Excess servicing rights	(69)	(166)
Origination of loans held for sale	(10,130)	(14,295)
Proceeds from sales of loans held for sale	10,272	14,339
Net change in:
Accrued interest receivable and other assets	(118)	(2,174)
Other liabilities	(1,152)	1,184
Net cash provided by operating activities	4,006	6,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities held-to-maturity	(5,492)	(749)
Net redemption (purchase) of restricted investment securities	11	(479)
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	7	10,007
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	2,866	500
Net decrease (increase) in loans	19,673	(32,812)
Proceeds from sale of other real estate owned	2,231	2,448
Purchases of premises and equipment - net	(138)	(160)
Net cash provided by (used in) investing activities	19,158	(21,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(19,310)	6,671
Net decrease in advances from Federal Home Loan Bank of Atlanta	(71)	(71)
Net increase in other borrowed funds	1,169	-
Proceeds from issuance of common stock	22	17
Payments of cash dividends	-	(794)
Net cash (used in) provided by financing activities	(18,190)	5,823

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,974	(8,683)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,464	41,420
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,438	$32,737

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$3,917	$1,030
Cash paid for interest	$7,202	$9,755
Transfer of loans to other real estate owned	$9,706	$4,981

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.       GENERAL

    In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and the results of its operations and cash flows for the three and nine months ended September 30, 2010 and 2009.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

4.       EARNINGS PER SHARE

    Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and nine months ended September 30, 2010 and 2009, all options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2010	2009	2010	2009
Basic:
Net income (loss)	$655,000	$(2,219,000)	$1,984,000	$(2,243,000)
Preferred stock dividends and discount	(179,000)	(177,000)	(537,000)	(614,000)
Net income (loss) available to common stockholders	$476,000	$(2,396,000)	$1,447,000	$(2,857,000)

Average common shares outstanding	3,695,109	3,689,346	3,691,298	3,688,968

Basic earnings (loss) per common share	$0.13	$(0.65)	$0.39	$(0.77)

Diluted:
Net income (loss)	$655,000	$(2,219,000)	$1,984,000	$(2,243,000)
Preferred stock dividends and discount	(179,000)	(177,000)	(537,000)	(614,000)
Net income (loss) available to common stockholders	$476,000	$(2,396,000)	$1,447,000	$(2,857,000)

Average common shares outstanding	3,695,109	3,689,346	3,691,298	3,688,968
Stock option adjustment	-	-	-	-

Average common shares outstanding – diluted	3,695,109	3,689,346	3,691,298	3,688,968

Diluted earnings (loss) per common share	$0.13	$(0.65)	$0.39	$(0.77)

5.       ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

    There were no stock options outstanding as of September 30, 2010 or December 31, 2009.  No options were granted or vested during the nine months ended September 30, 2010 and 2009.  A summary of the Company’s stock based compensation activity, and related information for the periods indicated is as follows:

    In November 2009, the Company approved the granting of 60,125 restricted stock awards with a fair market value of $4.00 per share.  The awards vest over a period of five years.  Total compensation expense of $33,000 relating to these awards will be recorded ratably over the vesting period.  Compensation expense recognized in the nine months ended September 30, 2010 was $5,000.  A summary of the Company’s activity and related information for restricted stock for the periods indicated is as follows:

	Nine Months Ended		Year Ended
	September 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	60,125	$4.00	—	$—
Forfeited	—	—	—	—
Awarded	—	—	60,125	4.00
Released	—	—	—	—
Unvested at end of period	60,125	$4.00	60,125	$4.00

6.       ASSETS MEASURED AT FAIR VALUE

    ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at September 30, 2010 and December 31, 2009 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2010
Investment securities
available-for-sale
Mutual funds – mortgage securities	$721	$721	$—	$—
Mutual funds – U.S. Government
Securities	687	687	—	—
Equity Securities	302	302	—	—
Mortgage-backed securities	73	—	73	—

Total investment securities available-for-sale	$1,783	$1,710	$73	$—

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009
Investment securities
available-for-sale
Mutual funds – mortgage securities	$719	$719	$—	$—
Mutual funds – U.S. Government
Securities	687	687	—	—
Equity Securities	229	229	—	—
Mortgage-backed securities	79	—	79	—

Total investment securities
available-for-sale	$1,714	$1,635	$79	$—

    We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at September 30, 2010, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.  There have been no changes in valuation techniques for the quarter ended September 30, 2010.  There were no transfers between valuation levels for any assets during the quarter ended September 30, 2010.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$11,792	$—	$—	$11,792
Impaired loans	62,905	—	—	62,905

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 requires that the Company disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

Cash and Cash Equivalents - The fair values of cash and cash equivalents approximate their carrying values.

Investment Securities - The fair values of investment securities are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

Loans Receivable - The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial and credit risk characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate and consumer. Each loan category is further segmented into fixed and adjustable-rate interest terms.

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

The estimated fair values of financial instruments (in thousands) at September 30, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$40,438	$40,438
Investment securities:
Available-for-sale	1,783	1,783
Held-to-maturity	7,253	7,193
Loans receivable	404,904	505,579
Restricted investment securities	4,385	4,385
Accrued interest receivable	1,896	1,896
Financial liabilities:
Deposits	363,029	345,212
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,571	64,094
Other borrowed funds	1,169	1,168

The estimated fair values of financial instruments (in thousands) at December 31, 2009 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$35,464	$35,464
Investment securities:
Available-for-sale	1,714	1,714
Held-to-maturity	4,699	4,627
Loans receivable	438,398	461,041
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,025	2,025
Financial liabilities:
Deposits	382,338	380,780
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,643	64,004

8.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at September 30, 2010 and December 31, 2009 are summarized in the following table (in thousands).

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$15	$41	$721
Mutual funds - U.S. Government securities	686	1	—	687
Equity securities	226	76	—	302
Mortgage-backed securities	76	—	3	73
	$1,735	$92	$44	$1,783

Held-to-Maturity:
Other	$50	$—	$—	$50
Mortgage-backed securities	6,204	—	60	6,144
U. S. Treasury securities and obligations	999	—	—	999
	$7,253	$—	$60	$7,193

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$—	$28	$719
Mutual funds - U.S. Government securities	686	1	—	687
Equity securities	226	3	—	229
Mortgage-backed securities	83	—	4	79
	$1,742	$4	$32	$1,714

Held-to-Maturity:
Other	$50	$—	$—	$50
Mortgage-backed securities	4,149	2	74	4,077
U. S. Treasury securities and obligations	500	—	—	500
	$4,699	$2	$74	$4,627

As of September 30, 2010, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$—	$—	$135	$41	$135	$41
Mortgage-backed securities			73	3	73	3
Held-to-Maturity:
Mortgage-backed securities	6,144	60	—	—	6,144	60
	$6,144	$60	$208	$44	$6,352	$104

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

9.       OTHER BORROWED FUNDS

In June 2009, the FASB issued guidance revising Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective on January 1, 2010 for companies reporting earnings on a calendar-year basis.  This standard changed the requirements to achieve sales treatment of select loan participations.  The Bank agreed to a first out participation in the first quarter, which does not qualify for sales treatment, and must be accounted for as a secured borrowing under the new standard.  Other borrowed funds total $1.2 million at September 30, 2010 and the related interest expense is $28,000 for the nine months ended September 30, 2010.

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

The Company’s assets decreased by $17.3 million, or 3.4%, to $492.5 million at September 30, 2010 from $509.8 million at December 31, 2009 primarily as a result of the paydown of loans receivable.  This decrease enabled us to pay down higher rate certificates of deposit, increase our cash and cash equivalents, and invest in investment securities held-to-maturity.

Cash and cash equivalents increased by $5.0 million, or 14.0%, to $40.4 million at September 30, 2010 from $35.4 million at December 31, 2009 primarily due to the decrease in loans receivable, partially offset by the decline in deposits and the purchase of investment securities held-to-maturity.  Investment securities held-to-maturity increased by $2.6 million, or 54.4%, to $7.3 million at September 30, 2010 from $4.7 million at December 31, 2009 primarily due to the cash obtained as a result of the decrease in loans receivable.

Gross loans receivable decreased by $33.5 million, or 7.6%, to $404.9 million at September 30, 2010 from $438.4 million at December 31, 2009.  The decrease in loans receivable reflects both a tightening of the Bank’s lending standards and diminished loan demand.  Management has also sought to shrink the loan portfolio in order to improve capital ratios.  During the period, we realized a $17.8 million (17.7%) decrease in construction loans, a $10.3 million (7.9%) decrease in one-to-four family residential and home equity loans, a $3.8 million (19.6%) decrease in commercial business loans, a $1.1 million (0.6%) decrease in commercial real estate loans, and a $550,000 (12.0%) decrease in land loans.  The allowance for loan losses decreased by $902,000, or 6.3%, to $13.4 million at September 30, 2010 from $14.4 million at December 31, 2009 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $7.2 million, or 156.7%, to $11.8 million at September 30, 2010 from $4.6 million at December 31, 2009 due to the acquisition of properties securing nonperforming loans receivable.  The substantial majority of this increase is due to three construction loans totaling $6.2 million at the time of acquisition.

The Company’s liabilities decreased $18.9 million, or 4.0%, to $453.9 million at September 30, 2010 from $472.8 million at December 31, 2009. Deposits decreased $19.3 million, or 5.1%, to $363.0 million at September 30, 2010 from $382.3 million at December 31, 2009.  Some of the cash received from the decline in loans receivable was used to pay down higher rate certificates of deposit.  Decreases in certificates of deposit (down $27.0 million, or 9.8%) and money market certificates (down $2.9 million, or 51.3%) were partially offset by increases in IRA certificates (up $3.6 million, or 18.3%), money market accounts (up $2.9 million, or 40.8%), checking accounts (up $2.8 million, or 11.5%), statement savings accounts (up $590,000, or 6.3%), and NOW accounts (up $492,000, or 1.7%).  Other liabilities decreased by $718,000, or 7.3%, to $9.1 million at September 30, 2010 from $9.9 million at December 31, 2009 primarily due to decreases in income taxes payable and the amount owed to MoneyGram Payment Systems for the official checks written on September 30, 2010, partially offset by increases in accrued interest on junior subordinated debentures and accrued dividends on the Series A Preferred Stock.  Other borrowed funds increased to $1.2 million at September 30, 2010 from zero at December 31, 2009.  In June 2009, the FASB issued guidance, effective on January 1, 2010 for companies reporting earnings on a calendar-year basis, changing the requirements to achieve sales treatment of select loan participations.  The Bank agreed to a first out participation in the first quarter 2010, which does not qualify for sales treatment, and must be accounted for as a secured borrowing under the new standard.

The Company’s stockholders’ equity increased by $1.6 million, or 4.4%, to $38.6 million at September 30, 2010 from $37.0 million at December 31, 2009.  This increase is primarily the result of net income of $2.0 million, partially offset by $434,000 in preferred stock cash dividends accrued.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and 2009

Net income for the three month period ended September 30, 2010 was $655,000, an increase of $2.9 million, or 129.5%, from a net loss of $2.2 million during the same period in 2009.  This increase was primarily the result of a decrease in the provision for loan losses, partially offset by decreases in net interest income and noninterest income and increases in noninterest expense and income tax expense.  Net income available to common stockholders for the three-month period ended September 30, 2010 was $476,000 as compared to net loss available to common stockholders of $2.4 million for the same period in 2009.  Net income/loss available to common stockholders for 2010 and 2009 period reflects net income or loss for the period, partially offset by dividend accruals and discount accretion on the Series A Preferred Stock of $179,000 and $177,000, respectively.  Basic and diluted earnings per common share were both $0.13 for the third quarter of 2010 as compared to basic and diluted loss per common share of $0.65 for the third quarter of 2009.  The annualized return on average assets and annualized return on average equity were 0.53% and 6.85%, respectively, for the three-month period ended September 30, 2010.  This compares to an annualized return on average assets and annualized return on average equity of -1.71% and -22.18%, respectively, for the same period in 2009.

Net interest income, the Company’s primary source of income, decreased $158,000, or 3.4%, to $4.5 million for the three months ended September 30, 2010, from $4.6 million over the same period in 2009.  The weighted average yield on interest earning assets decreased to 6.38% for the three months ended September 30, 2010 from 6.52% for the three months ended September 30, 2009.  The weighted average rate paid on interest bearing liabilities decreased to 2.23% for the three months ended September 30, 2010 from 2.63% for the three months ended September 30, 2009.  The interest rate spread and the net interest margin were 4.15% and 4.09%, respectively, for the quarter ended September 30, 2010, as compared to 3.88% and 3.91%, respectively, for the quarter ended September 30, 2009.

Interest and fees on loans receivable decreased by $782,000, or 10.2%, to $6.9 million for the three months ended September 30, 2010 from $7.7 million for the three months ended September 30, 2009.  The decrease is attributable to decreases in the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $18.9 million to $403.0 million for the three months ended September 30, 2010 from $421.9 million for the three months ending September 30, 2009.  The weighted-average yield decreased to 6.85% for the three months ended September 30, 2010 from 7.29% for the three months ended September 30, 2009.

Interest income on investment securities increased by $35,000, or 145.8%, to $59,000 for the three months ended September 30, 2010 from $24,000 for the three months ended September 30, 2009.  The average balance outstanding increased $6.9 million to $8.9 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009.  The weighted-average yield decreased to 2.63% for the three months ended September 30, 2010 from 4.66% for the three months ended September 30, 2009.

Interest expense on deposits decreased $611,000, or 27.9%, to $1.6 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009.  The average balance outstanding decreased $21.3 million, or 5.5%, to $368.2 million for the three months ended September 30, 2010 from $389.5 million for the same period in 2009.  The weighted-average rate decreased to 1.72% for the three months ended September 30, 2010 from 2.25% for the three months ended September 30, 2009.

Interest expense on junior subordinated debentures increased $8,000 to $290,000 for the three months ended September 30, 2010 from $282,000 for the three months ended September 30, 2009 due to additional expense incurred on previously accrued interest that has not yet been paid.  Interest expense on FHLB advances was essentially even at $621,000 for the 2010 period compared to $622,000 for the 2009 period.  Interest expense on other borrowed funds increased to $15,000 for the three months ended September 30, 2010 from zero for the three months ended September 30, 2009.  The average balance outstanding was $1.2 million and the weighted average rate was 5.11% for the three months ended September 30, 2010.

The provision for loan losses decreased by $5.5 million to $960,000 for the three months ended September 30, 2010 from $6.5 million over the same period in 2009 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased 31.1%, or $223,000, to $494,000 for the three months ended September 30, 2010, from $717,000 over the same period in 2009.  Deposit account fees decreased $37,000 to $149,000 for the three months ended September 30, 2010 from $186,000 for the same period in 2009.  ATM fees increased $9,000, or 8.7%, to $112,000 for the three months ended September 30, 2010 from $103,000 for the three months ended September 30, 2009.  Gain on sale of loans decreased by $215,000 to $90,000 for the third quarter of 2010 as compared to $305,000 during the three months ended September 30, 2009 primarily due to one loan that was sold for a gain of $250,000 in the third quarter 2009.  Income from bank owned life insurance increased by $15,000, or 32.6%, to $61,000 for the three months ended September 30, 2010 from $46,000 for the three months ended September 30, 2009 due to an increase in the crediting rate paid by the carriers.  Other noninterest income increased by $19,000, or 30.2%, to $82,000 for the three months ended September 30, 2010 from $63,000 for the three months ended September 30, 2009 primarily due to increases in interest income and income from our investment in Maryland Title Center LLC.

Noninterest expense increased $341,000, or 13.0%, to $3.0 million for the three months ended September 30, 2010, from $2.6 million over the same period in 2009.  Salaries and employee benefits decreased $103,000, or 7.0%, to $1.4 million for the three months ended September 30, 2010 as compared to $1.5 million over the same period in 2009 primarily due to declines in supplemental executive retirement plan expense and profit sharing plan contribution expense, partially offset by a decline in the contra accounts for SFAS 91 deferred loan expenses.  Occupancy expense increased by $15,000, or 9.3%, to $176,000 for the three months ended September 30, 2010 from $161,000 for the same period in 2009 primarily due an increase in rent expense associated with new lease extension agreements.  Equipment and data processing expenses increased $23,000, or 7.7%, to $321,000 for the three months ended September 30, 2010 from $298,000 for the three months ended September 30, 2009 primarily due to an increase in fees for the Company’s data service provider, partially offset by a decline in depreciation expense on furniture and equipment.  The FDIC insurance premium expense decreased by $13,000, or 7.7%, to $157,000 for the three months ended September 30, 2010 from $170,000 for the three months ended September 30, 2009 primarily due to the decrease in deposits over the period.  Other expenses increased $419,000, or 80.1%, to $942,000 for the three months ended September 30, 2010 from $523,000 for the three months ended September 30, 2009, primarily as a result of increases in other real estate owned expense due to an increase in the number of properties, as well as valuation adjustments resulting from the unstable real estate market.  Legal fees and loan collection expense also increased as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.  These increases were partially offset by declines in advertising expense and appraisal expense.

Income tax expense for the three-month period ended September 30, 2010 was $408,000 as compared to income tax benefit of $1.5 million for the same period in 2009, which equates to effective rates of 38.4% and 40.3% respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Net income for the nine month period ended September 30, 2010 was $2.0 million, an increase of $4.2 million, or 188.5%, as compared to net loss of $2.2 million for the same period in 2009.  This increase was primarily the result of a decrease in the provision for loan losses and an increase in net interest income, partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense.  Net income available to common stockholders for the nine-month period ended September 30, 2010 was $1.4 million as compared to net loss available to common stockholders for the same period in 2009 of $2.9 million.  Net income or loss available to common stockholders reflects net income or loss for the period and dividends and discount accretion on the Series A Preferred Stock totaling $537,000 for the nine months ended September 30, 2010 and $614,000 for the same period in 2009.  Basic and diluted earnings per common share were both $0.39 for the first nine months of 2010, an increase of $1.16, or 150.7%, from the basic and diluted loss per common share of $0.77 for the first nine months of 2009.  The annualized return on average assets and annualized return on average equity were 0.52% and 7.00%, respectively, for the nine month period ended September 30, 2010.  This compares to an annualized return on average assets and annualized return on average equity of -0.60% and -7.49%, respectively, for the same period in 2009.

Net interest income, the Company’s primary source of income, remained level at $13.3 million for the nine months ended September 30, 2010 and 2009.  The weighted-average yield on interest earning assets decreased to 6.35% for the nine months ended September 30, 2010 from 6.65% for the nine months ended September 30, 2009.  The weighted average rate paid on interest bearing liabilities decreased to 2.33% for the nine months ended September 30, 2010 from 2.81% for the nine months ended September 30, 2009.  The interest rate spread and the net interest margin were 4.02% and 3.97%, respectively, for the nine-

month period ended September 30, 2010 as compared to 3.84% and 3.88%, respectively, for both ratios for the same period in 2009.

Interest and fees on loans receivable decreased by $1.5 million, or 6.8%, to $21.0 million for the nine months ended September 30, 2010 from $22.6 million for the nine months ended September 30, 2009.  The average balance outstanding increased $661,000, or 0.2%, to $414.4 million for the nine months ended September 30, 2010 from $413.7 million for the nine months ended September 30, 2009.  The weighted-average yield decreased to 6.77% for the nine months ended September 30, 2010 from 7.28% for the nine months ended September 30, 2009.

Interest income on investment securities increased $67,000, or 60.9%, to $177,000 for the nine months ended September 30, 2010 from $110,000 for the nine months ended September 30, 2009.  The average balance outstanding increased $4.6 million, or 60.9%, to $8.8 million for the nine months ended September 30, 2010 from $4.2 million for the nine months ended September 30, 2009.  The weighted-average yield decreased to 2.69% for the nine months ended September 30, 2010 from 3.49% for the nine months ended September 30, 2009.

Interest expense on deposits decreased $1.5 million, or 22.5%, to $5.3 million for the nine months ended September 30, 2010 from $6.8 million for the nine months ended September 30, 2009.  The average balance outstanding increased $7.6 million, or 2.1%, to $376.8 million for the nine months ended September 30, 2010 from $369.2 million for the nine months ended September 30, 2009.   The weighted-average rate decreased to 1.87% for the nine months ended September 30, 2010 from 2.46% for the nine months ended September 30, 2009.

Interest expense on junior subordinated debentures increased $11,000 to $849,000 for the nine months ended September 30, 2010 from $838,000 for the nine months ended September 30, 2009 due to additional expense incurred on previously accrued interest that has not yet been paid.  Interest expense on FHLB advances was essentially even at $1.8 million for both periods.  Interest expense on other borrowed funds increased to $28,000 for the nine months ended September 30, 2010 from zero for the nine months ended September 30, 2009.  The average balance outstanding was $796,000 and the weighted average rate was 4.76% for the nine months ended September 30, 2010.

The provision for loan losses decreased by $7.1 million to $3.2 million for the nine months ended September 30, 2010 from $10.3 million over the same period in 2009 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased 4.0%, or $64,000, to $1.5 million for the nine months ended September 30, 2010, from $1.6 million over the same period in 2009.  Deposit account fees decreased $40,000, or 8.1%, to $457,000 for the nine months ended September 30, 2010 from $497,000 for the same period in 2009.  ATM fees increased $27,000, or 9.0%, to $326,000 for the nine months ended September 30, 2010 from $299,000 for the nine months ended September 30, 2009 due to an increase in fees from increased use of debit cards.  Gain on sale of loans decreased $268,000, or 62.8%, to $159,000 for the nine months ended September 30, 2010 from $427,000 for the nine months ended September 30, 2009 primarily due to one loan that was sold in the third quarter 2009 for a gain of $250,000.  Gain on sale of other real estate owned increased by $34,000 to $185,000 for the nine months ended September 30, 2010 as compared to $151,000 during the nine months ended September 30, 2009.  Income from bank owned life insurance increased by $112,000, or 350.0%, to $144,000 for the nine months ended September 30, 2010 from $32,000 for the nine months ended September 30, 2009 due to surrender charges incurred during 2009 resulting from a change in insurance carriers.  Other income increased $76,000 to $247,000 for the nine months ended September 30, 2010 from $171,000 for the nine months ended September 30, 2009 primarily due increases in rental income and income from the Company’s investment in Maryland Title Center LLC.

Noninterest expense increased $68,000, or 0.8%, to remain level at $8.3 million for the nine month periods ended September 30, 2010 and 2009.  Salaries and employee benefits decreased $488,000, or 10.5%, to $4.2 million for the nine months ended September 30, 2010 from $4.7 million over the same period in 2009 primarily due to declines in supplemental executive retirement plan expense, profit sharing plan contribution expense, and bonuses.  Occupancy expense increased $43,000, or 8.2%, to $570,000 for the nine months ended September 30, 2010 from $527,000 over the same period in 2009 primarily due an increase in rent expense associated with new lease extension agreements, as well as an increase in office building repairs and maintenance.  Equipment and data processing expenses increased $39,000, or 4.2%, to $960,000 for the nine months ended September 30, 2010 from $921,000 over the same period in 2009 primarily due to an increase in fees for the Company’s data service provider, partially offset by a decline in depreciation expense on furniture and equipment.  The FDIC insurance premium expense decreased by $187,000, or 28.7%, to $465,000 for the nine months ended September 30, 2010 from $652,000 for the nine months ended September 30, 2009 primarily due to the special assessment imposed by FDIC on all FDIC-insured institutions equal to 5 basis points of assets less Tier 1 capital as of June 30, 2009.  For the bank, the special assessment totaled $240,000.  Other expenses increased $661,000, or 43.9%, to $2.2 million for the nine months ended September 30, 2010 from $1.5 million for the nine months ended September 30, 2009, primarily as a result of increases in other real estate owned expense due to an increase in the number of properties, as well as valuation adjustments resulting from the unstable real estate market.  Legal fees and loan collection expense also increased as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.  These increases were partially offset by declines in advertising expense and audit and accounting fees.

Income tax expense for the nine month period ended September 30, 2010 was $1.3 million as compared to income tax benefit of $1.5 million for the same period in 2009, which equates to effective rates of 38.8% and 39.6% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland.  The following table shows the composition of the loan portfolio (dollars in thousands) at the indicated dates.

	September 30,		December 31,
	2010		2009
	Amount	%	Amount	%
Type of Loan
Real estate loans:
Construction loans	$82,682	20.42%	$100,509	22.93%
One- to four-family residential and home equity	119,556	29.53	129,847	29.62
Multi-family residential	7,330	1.81	7,227	1.65
Land	4,034	1.00	4,584	1.04
Commercial	171,606	42.38	172,703	39.39
	385,208	95.14	414,870	94.63
Commercial business loans	15,505	3.83	19,290	4.40
Consumer loans	4,191	1.03	4,238	0.97
Gross loans	404,904	100.00%	438,398	100.00%
Less: allowance for loan losses	(13,449)		(14,351)
Net loans receivable	$391,455		$424,047

Nonperforming Assets

Management reviews and identifies loans and investments that require designation as nonperforming assets.  Nonperforming assets are: loans accounted for on a nonaccrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned (assets acquired in settlement of loans).  The increase in nonperforming assets is due to the continuing slow down in the real estate market.  This slow down has resulted in the inability of investors to resell properties as originally anticipated, which has led to an increase in delinquencies.  The Company continues to work with these customers, which has also led to an increase in restructured loans.  The following table sets forth certain information with respect to nonperforming assets.

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Nonaccrual loans and leases	$48,881	$32,694
Loans and leases 90 days or more past due still accruing interest	0	0
Restructured loans and leases	14,024	11,959
Total nonperforming loans and leases	62,905	44,653
Other real estate owned, net	11,792	4,594
Total nonperforming assets	$74,697	$49,247
Nonperforming loans and leases to total loans	15.54%	10.19%
Nonperforming assets to total assets	15.17	9.66
Allowance for loan losses to non-performing loans and leases	21.38	32.14

Analysis of Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectability of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio.  The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance.  During the first nine months of 2010, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

Management determined that the appropriate allowance for loan losses at September 30, 2010 was $13.4 million, (3.32% of total loans), a decrease of $902,000 (6.3%) from the $14.3 million allowance (3.27% of total loans) at December 31, 2009. Annualized net charge-offs for the first nine months of 2010 were 1.33% of average loans, as compared to net charge-offs of 0.63% of average loans for the year 2009.  The provision for loan losses required for the first nine months of 2010 and 2009 was $3.2 million and $10.3 million, respectively.

A summary of activity in the allowance (in thousands) is shown below.

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009
Balance at beginning of period	$14,351	$6,314
Loans charged off:
Real estate	(4,051)	(3,068)
Commercial	(100)	(88)
Consumer	(90)	(72)
Total charge-offs	(4,241)	(3,228)
Recoveries:
Real estate	81	609
Commercial	0	0
Consumer	28	16
Total recoveries	109	625
Net charge-offs	(4,132)	(2,603)
Provision for loan losses	3,230	10,640
Balance at end of period	$13,449	$14,351
Net charge-offs to average loans
outstanding during the period (annualized)	1.33%	0.63%
Allowance for loan losses to loans	3.32	3.27
Allowance for loan losses to nonperforming loans	21.38	32.14

Analysis of Deposits

The following table sets forth the dollar amount of deposits (in thousands) in the various types of accounts offered by the Bank at the dates indicated.

	Balance at		Balance at
	September 30,	%	December 31,	%
	2010	Deposits	2009	Deposits

Regular checking	$27,574	7.60%	$24,725	6.47%
NOW accounts	29,690	8.18	29,198	7.64
Passbook	11,295	3.11	11,329	2.96
Statement savings	9,956	2.74	9,366	2.45
Money market	10,085	2.78	7,165	1.87
Holiday club	251	0.07	78	0.02
Certificates of Deposit	247,852	68.27	274,898	71.90
IRA Certificates of Deposit	23,568	6.49	19,919	5.21
Money Market Certificates	2,758	0.76	5,600	1.48
Total Deposits	$363,029	100.00%	$382,338	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  As of September 30, 2010, the Company is subject to the capital requirements on a consolidated basis since total assets exceeded $500 million as of June 30 of the prior year.  The following table sets forth applicable capital ratios of the Bank as of September 30, 2010 and December 31, 2009 and the ratios of the consolidated Company as of September 30, 2010.

			Regulatory Minimum
	2010	2009	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio
Consolidated	14.54%	N/A	10.00%	8.00%
The Bank	14.51	12.61%	10.00	8.00

Tier 1 risk-based capital ratio
Consolidated	12.24%	N/A	6.00%	4.00%
The Bank	10.11	8.36%	6.00	4.00

Tier 1 leverage ratio
Consolidated	9.94%	N/A	5.00%	4.00%
The Bank	8.19	7.06%	5.00	4.00

 As of September 30, 2010 and December 31, 2009, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -
Not Applicable

Item 4. Controls and Procedures
Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      Other Information:

Item 1.  Legal Proceedings -
Not Applicable

Item 1A.Risk Factors -
Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -
Not Applicable

Item 3.  Defaults Upon Senior Securities -
The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the third quarter of 2010.  As of September 30, 2010, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $434,000.

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
Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.
31(a)	Rule 13a-14(a)/15d-14(a) Certification - CEO
31(b)	Rule 13a-14(a)/15d-14(a) Certification - CFO
32(a)	18 U.S.C. Section 1350 Certification - CEO
32(b)	18 U.S.C. Section 1350 Certification - CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECIL BANCORP, INC.
Date: November 12, 2010	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer)
Date: November 12, 2010	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)