Form 10-K
period 2010-12-31
CECIL BANCORP INC
filed 2011-02-15
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 9, 2011 the registrant had 3,698,563 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates was approximately $5.7 million based on the closing sale price of $3.20 per share of the Registrant’s Common Stock on June 30, 2010. For purposes of this calculation, it is assumed that the 1,910,717 shares held by directors and officers of the Registrant are shares held by affiliates.

Documents Incorporated by Reference:  Part III: Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting.

CECIL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2010

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

PART I

Item 1. Business

General

Cecil Bancorp, Inc. is the holding company for Cecil Bank (the “Bank”). The Company is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is a Maryland chartered commercial bank, is a member of the Federal Reserve System and the Federal Home Loan Bank (“FHLB”) of Atlanta, and is an Equal Housing Lender. Its deposits are insured to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank commenced operations in 1959 as a Federal savings and loan association. On October 1, 2002, the Bank converted from a stock federal savings bank to a Maryland commercial bank. Its deposits have been federally insured up to applicable limits, and it has been a member of the FHLB system since 1959.

The Bank conducts it business through its main office in Elkton, Maryland, and branches in Elkton, North East, Fair Hill, Rising Sun, Cecilton, Aberdeen, Conowingo, and Havre de Grace, Maryland.

The Bank’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate  and fixed-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect us are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching.  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives.  Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event  relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Holding Company Regulation

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

Bank Regulation

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

Deposit Insurance

The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  The Company opted out of the Debt Guarantee Program.  The Bank did not opt out of either the Transaction Account Guarantee Program or the Debt Guarantee Program but did not issue any guaranteed debt.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of insured deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011.  The FDIC has proposed new assessment regulations that would redefine the assessment base as average consolidated assets less average tangible equity.  The proposed regulations would use the current assessment rate schedule with modifications to the unsecured debt and brokered deposit adjustments and the elimination of the secured liability adjustment.

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

Regulatory Capital Requirements

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

The regulations of the Federal Reserve in effect at December 31, 2010 impose capital ratio requirements on bank holding companies with assets of more than $500 million as of June 30 of the prior year. The Company, therefore, became subject to the Federal Reserves capital ratio requirements during 2010. The Bank is also subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2010, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2010, required member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2010, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2010, the Bank was well capitalized as defined in the Federal Reserve’s regulations.

For additional information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see Note 13, “Regulatory Matters,” to the consolidated financial statements.

Supervision and Regulation of Mortgage Banking Operations

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

During the year ended December 31, 2010, the Bank originated $3,462,000 in adjustable-rate mortgage loans and $11,606,000 in fixed-rate mortgage loans. The Bank also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Loans have terms of 5, 10 and 15 years and have fixed rates. The Bank offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

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

Multi-Family and Commercial Real Estate Lending. The Bank originates loans on multi-family residential and commercial properties in its market area. Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans. The Bank’s permanent multi-family and commercial real estate loans are typically secured by retail or wholesale establishments, motels/hotels, service industries and industrial or warehouse facilities. Multi-family and commercial real estate loans generally have terms of 20 to 40 years, are either tied to the prime rate or have interest rate adjustments every one, three or five years. These adjustable rate loans have no interest rate change limitations, either annually or over the life of the loan. The loans are also subject to imbedded interest rate floors with no interest rate ceiling over the life of the loan. Multi-family and commercial mortgages are generally made in amounts not exceeding 80% of the lesser of the appraised value or purchase price of the property. Interest rates on commercial real estate loans are negotiated on a loan-by-loan basis.  Pursuant to the written agreement with the Reserve Bank and the Commissioner, the Bank has adopted a plan for monitoring the risks of its commercial real estate loan portfolio which includes the reduction of certain concentrations in the portfolio.

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

Loan Solicitation and Processing. The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2010, the Bank’s loans to one borrower cannot exceed $10,365,000.

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

Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and general supply of money in the economy. In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank also receives servicing fees on the loan amount of the loans that it services. At December 31, 2010, the Bank was servicing $45.0 million in loans for other financial institutions. For the years ended December 31, 2010 and 2009, the Bank recognized gross servicing income of $148,000 and $131,000, respectively, and total loan fee income of $864,000 and $783,000, respectively.

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

Mortgage-backed securities, however, entail certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Bank to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank’s interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest. The Bank seeks to minimize the effect of extension risk by focusing on investments in adjustable-rate and/or relatively short-term (seven years or shorter maturity) mortgage-backed securities. At December 31, 2010, the Bank had no mortgage derivative products that met the definition of high risk mortgage securities.

Deposits and Borrowings

Deposits. Deposits are attracted principally from the Bank’s market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Bank also offers individual retirement accounts (“IRAs”). The Bank’s policies are designed primarily to attract deposits from local residents. To supplement local market deposits, the Bank has access to the national CD market through deposit brokers, including the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network and Finance 500, Inc. The Bank may use this market to meet liquidity needs. At December 31, 2010, the Bank had no one-way buy certificates of deposit that were obtained through the CDARS network or Finance 500, Inc. Because CDARS and Finance 500, Inc. deposits are considered brokered deposits, the Bank would not be able to accept or renew these deposits without FDIC permission if the Bank were less than well capitalized. Interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

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

Based on data compiled by the FDIC as of June 30, 2010 (the latest date for which such information is available), the Bank had the second largest share of FDIC-insured deposits in Cecil County with approximately 28% and the 9th largest share of FDIC-insured deposits in Harford County with approximately 3%. This data does not reflect deposits held by credit unions with which the Bank also competes.

Employees

As of December 31, 2010, the Company and the Bank employed 93 persons. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Following are the locations of the Bank at December 31, 2010. The Company has no other locations.

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

Item 4.  [Reserved]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB, with quotations available on the OTC Bulletin Board. The Company did not pay dividends during 2010, while stockholders received cash dividends totaling $0.075 per share in 2009.  The ratio of dividends per share to diluted net income per common share was 0% in 2010, compared to -8.4% for 2009. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors. Until the third anniversary of the issuance of the Series A Preferred Stock to the Treasury Department or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock without the consent of the Treasury Department.

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders not to declare a dividend on its common stock during 2010 and not to declare the dividends payable during 2010 on its Series A Preferred Stock.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Series A Preferred Stock are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.

The number of common shareholders of record was approximately 615 as of February 9, 2011, excluding stockholders who hold in nominee or “street name.”

Quarterly Stock Information (1)
	2010			2009
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st Quarter	$2.85	$5.00	$0.000	$4.00	$6.75	$0.025
2nd Quarter	2.25	4.20	0.000	4.35	6.00	0.025
3rd Quarter	1.75	3.25	0.000	3.75	4.50	0.025
4th Quarter	1.70	3.20	0.000	2.75	4.90	0.000
Total			$0.000			$0.075

 (1)   Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Item 6.  Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006
RESULTS OF OPERATIONS:
Interest Income	$27,467	$30,296	$29,451	$28,244	$21,646
Interest Expense	10,335	12,428	14,313	14,346	10,167
Net Interest Income	17,132	17,868	15,138	13,898	11,479
Provision for Loan Losses	5,340	10,640	3,405	935	665
Net Interest Income after Provision for Loan Losses	11,792	7,228	11,733	12,963	10,814
Noninterest Income	2,065	2,169	1,138	1,500	1,261
Noninterest Expenses	12,096	13,159	10,015	9,004	7,847
Income (Loss) before Income Taxes	1,761	(3,762)	2,856	5,459	4,228
Income Tax Expense (Benefit)	649	(1,282)	1,005	2,059	1,520
Net Income (Loss)	1,112	(2,480)	1,851	3,400	2,708
Preferred Stock Dividends and Discount Accretion	(715)	(791)	-	-	-
Net Income (Loss) Available to Common Stockholders	397	(3,271)	1,851	3,400	2,708

PER SHARE DATA: (1)
Basic Net Income (Loss) Per Common Share	$.11	$(.89)	$.50	$.92	$.74
Diluted Net Income (Loss) Per Common Share	.11	(.89)	.49	.92	.74
Dividends Declared Per Common Share	.000	.075	.10	.10	.10
Book Value (at year end) (2)	7.18	7.06	7.83	7.41	6.60
Tangible Book Value (at year end) (2), (3)	7.05	6.95	7.15	6.75	5.95

FINANCIAL CONDITION (at year end):
Assets	$487,195	$509,819	$492,397	$401,432	$347,451
Loans, net	364,842	424,047	401,749	355,595	310,083
Investment Securities	11,648	6,413	12,012	5,219	6,271
Deposits	358,138	382,338	364,551	267,032	270,604
Stockholders’ Equity	37,608	36,979	40,392	27,242	24,273

PERFORMANCE RATIOS (for the year):
Return on Average Assets	.22%	-.49%	.42%	.92%	.91%
Return on Average Equity	2.93	-6.30	6.47	13.28	11.70
Net Interest Margin	3.90	3.90	3.78	4.05	4.18
Efficiency Ratio (4)	63.01	65.67	61.53	58.48	61.59
Dividend Payout Ratio	0.00	-8.46	20.41	10.87	13.51

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	7.57%	7.85%	6.56%	6.92%	7.81%
Allowance for Loan Losses to Loans	3.97	3.27	1.55	.87	.71
Nonperforming Assets to Total Assets	17.59	9.66	2.70	1.42	.46
Net Charge-offs to Average Loans	1.14	.63	.05	.01	.07

(1)
All per share amounts have been adjusted to give retroactive effect for the 1% stock dividends approved by the Board of Directors in March 2006, May 2006, and August 2006, and the two-for-one stock split approved by the Board of Directors in March 2007.

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

Consolidated Average Balances, Yields and Costs (1)

	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Loans (2)	$405,432	$27,131	6.69%	$415,281	$30,082	7.24%	$382,779	$28,951	7.56%
Investment securities	9,039	229	2.53	3,904	134	3.43	5,697	249	4.37
Other earning assets	25,126	107	0.42	39,024	80	0.21	12,096	251	2.08
Total earning assets	439,597	27,467	6.25	458,209	30,296	6.61	400,572	29,451	7.35
Other assets	61,918			43,149			35,196
Total assets	$501,515			$501,358			$435,768
Liabilities and Stockholders’ Equity:
Deposits	$372,794	6,681	1.79%	$373,003	8,836	2.37%	$301,982	10,311	3.41%
FHLB advances	63,577	2,464	3.88	63,721	2,470	3.88	80,637	2,865	3.55
Fed funds purchased	-	-	0.00	132	1	0.96	433	13	3.10
Junior subordinated debentures	17,000	1,147	6.74	17,000	1,121	6.59	17,000	1,124	6.61
Other borrowed funds	890	43	4.87	-	-	0.00	-	-	0.00
Total interest-bearing liabilities	454,261	10,335	2.28	453,856	12,428	2.74	400,052	14,313	3.58
Net interest income and spread		$17,132	3.97%		$17,868	3.87%		$15,138	3.77%
Noninterest-bearing liabilities	9,307			8,168			7,117
Total liabilities	463,568			462,024			407,169
Stockholders’ equity	37,947			39,334			28,599
Total liabilities and stockholders’ equity	$501,515			$501,358			$435,768

Net Interest Margin			3.90%			3.90%			3.78%
Average interest earning assets to interest bearing liabilities			96.77%			100.96%			100.13%

(1)           No tax equivalent adjustments were made.
(2)           Non-accrual loans are included in the average balances.

Comparison of Results of Operations

Net income was $1.1 million for the year ended December 31, 2010, an increase of $3.6 million from the net loss of $2.5 million for 2009. The increase in net income is primarily the result of a $5.39 million, or 49.8%, decrease in the provision for loan losses and a $1.1 million, or 8.1%, decrease in noninterest expense, partially offset by a $736,000 (4.1%) decrease in net interest income, a $104,000, or 4.8%, decrease in noninterest income, and a $1.9 million increase in income tax expense. Net income available to common stockholders was $397,000 for the year ended December 31, 2010, an increase of $3.7 million from net loss available to common stockholders of $3.3 million for 2009.  Net income/loss available to common stockholders includes preferred stock dividends and discount accretion totaling $715,000 and $791,000, respectively, for the years ended December 31, 2010 and 2009.  Basic and diluted earnings per common share for 2010 were both $0.11, up $1.00 from corresponding 2009 basic and diluted loss per common share amounts of $0.89. The return on average assets and return on average equity were 0.22% and 2.93%, respectively, for the year ended December 31, 2010. This compares to a return on average assets and the return on average equity of -0.49% and -6.30%, respectively, for 2009.

Net interest income, the Company’s primary source of income, decreased $736,000, or 4.1%, to $17.1 million for the year ended December 31, 2010, from $17.9 million for the year ended December 31, 2009 primarily due to a decline in average earning assets. Average interest-earning assets decreased $18.6 million, or 4.1%, which caused the ratio of average interest-earning assets to average interest-bearing liabilities to decrease to 96.77% from 100.96%.  The weighted average yield on interest-earning assets decreased 36 basis points to 6.25% for the year ended December 31, 2010 from 6.61% for the year ended December 31, 2009. The weighted average rate paid on interest-bearing liabilities decreased 46 basis points to 2.28% for the year ended December 31, 2010 from 2.74% for the year ended December 31, 2009. The net interest spread increased to 3.97% for 2010 from 3.87% for 2009 and the net interest margin remained level at 3.90% for 2010 and 2009.

Interest and fees on loans receivable decreased by $3.0 million, or 9.8%, to $27.1 million for the year ended December 31, 2010 from $30.1 million for the year ended December 31, 2009. The decrease is attributable to a decrease in the average balance, a decline in the average yield earned, and a $1.2 million increase in nonaccrual interest. The average balance of loans receivable outstanding decreased $9.9 million, or 2.4%, to $405.4 million for the year ended December 31, 2010 from $415.3 million for the year ended December 31, 2009. The weighted average yield decreased to 6.69% for the year ended December 31, 2010 from 7.24% for the year ended December 31, 2009.

Interest on investment securities increased by $95,000, or 70.9%, to $229,000 for the year ended December 31, 2010 from $134,000 for the year ended December 31, 2009. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted average yield. The average balance outstanding increased $5.1 million, or 131.5%, to $9.0 million for the year ended December 31, 2010 as compared to $3.9 million for the year ended December 31, 2009. The weighted average yield decreased to 2.53% for the year ended December 31, 2010 from 3.43% for the year ended December 31, 2009.

Other earning assets consist of Federal Home Loan Bank stock, Federal Reserve Bank stock, and interest-bearing deposits with other banks. Dividends on Federal Home Loan and Federal Reserve Bank stock increased $8,000, or 18.6%, to $51,000 for the year ended December 31, 2010 from $43,000 for the year ended December 31, 2009 primarily due to the resumption of dividends by FHLB. The average balance outstanding increased $76,000, or 1.8%, to $4.4 million for the year ended December 31, 2010 from $4.3 million for the year ended December 31, 2009. The weighted average yield increased to 1.17% for the year ended December 31, 2010 from 1.00% for the year ended December 31, 2009. Interest on the interest bearing deposits with other banks increased $19,000 to $56,000 for the year ended December 31, 2010 from $37,000 for the year ended December 31, 2009 as a result of an increase in the weighted average yield, partially offset by a decrease in the average balance outstanding. The weighted average yield increased to 0.27% for the year ended December 31, 2010 from 0.11% for the year ended December 31, 2009. The average balance outstanding decreased $14.0 million, or 40.3%, to $20.7 million for the year ended December 31, 2010 from $34.7 million for the year ended December 31, 2009.

Interest expense on deposits decreased $2.1 million, or 24.4%, to $6.7 million for the year ended December 31, 2010 from $8.8 million for the year ended December 31, 2009. The decrease was the result of decreases in the average cost of funds and the average balance. The weighted average rate decreased to 1.79% for the year ended December 31, 2010 from 2.37% for the year ended December 31, 2009. The average balance outstanding decreased $209,000, or 0.1%, to $372.8 million for the year ended December 31, 2010 from $373.0 million for the year ended December 31, 2009.

Interest expense on junior subordinated debentures increased $26,000, or 2.3%, to $1.1 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009 due to additional expense incurred on previously accrued interest that has not yet been paid.

Interest expense on other borrowed funds increased $43,000 to $43,000 for the year ended December 31, 2010 from zero for the year ended December 31, 2009.  The average balance outstanding was $890,000 and the weighted average rate was 4.87% for the year ended December 31, 2010.

Effect of Volume and Rate Changes on Net Interest Income

	2010 vs. 2009			2009 vs. 2008
	Increase	Due to Change		Increase	Due to Change
	or	In Average *		or	In Average *
(In thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans	$(2,951)	$(701)	$(2,250)	$1,131	$2,389	$(1,258)
Investment securities	95	138	(43)	(115)	(68)	(47)
Other interest-earning assets	27	(19)	46	(171)	200	(371)
Total Interest Income	(2,829)	(1,202)	(1,627)	845	3,987	(3,142)
Interest expense:
Interest bearing deposits	(2,155)	(5)	(2,150)	(1,475)	2,102	(3,577)
FHLB advances	(6)	(6)	0	(395)	(639)	244
Fed funds purchased	(1)	(1)	0	(12)	(6)	(6)
Junior subordinated debentures	26	0	26	(3)	0	(3)
Other borrowed funds	43	43	0	0	0	0
Total Interest Expense	(2,093)	11	(2,104)	(1,885)	1,760	(3,645)
Net Interest Income	$(736)	$(1,213)	$477	$2,730	$2,227	$503
________
*
Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses decreased $5.3 million to $5.3 million for the year ended December 31, 2010 from $10.6 million for the year ended December 31, 2009 as a result of this analysis. (See “Allowance for Loan Losses.”)

Noninterest income decreased $104,000, or 4.8%, to $2.1 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009. Deposit account fees decreased $60,000, or 9.0%, to $604,000 for the year ended December 31, 2010 from $664,000 for the year ended December 31, 2009. ATM fees increased $40,000 to $437,000 for the year ended December 31, 2010 from $397,000 for the year ended December 31, 2009. This increase is attributable to increased surcharge fees resulting from increases in cardholder usage. Gain on the sale of other real estate owned decreased $57,000, or 20.6%, to $220,000 during the year ended December 31, 2010 from $277,000 during the year ended December 31, 2009 due to the continuing decline in real estate values.  Gain on the sale of loans decreased $230,000, or 45.8%, to $272,000 for the year ended December 31, 2010 from $502,000 for the year ended December 31,

2009. Income from bank owned life insurance increased by $123,000, or 146.4%, to $207,000 for the year ended December 31, 2010 from $84,000 for the year ended December 31, 2009 due to a decline in fees charged by the carriers.  Other noninterest income increased by $86,000, or 36.3%, to $323,000 for the year ended December 31, 2010 from $237,000 for the year ended December 31, 2009 primarily due to increases in rental income and income earned on our investment in Maryland Title Center, LLC.

Noninterest expense decreased $1.1 million, or 8.1%, to $12.1 million for the year ended December 31, 2010 from $13.2 million for the year ended December 31, 2009 primarily due to a $2.2 million goodwill impairment charge recorded in 2009. The Company experienced a decrease in salaries and employee benefits of $434,000, or 7.2%, to $5.6 million for the year ended December 31, 2010 from $6.1 million for the year ended December 31, 2009 primarily due to a decline in expense for the supplemental executive retirement plan.  Occupancy expense increased $38,000, or 5.4%, to $742,000 for the year ended December 31, 2010 from $704,000 for the year ended December 31, 2009 primarily due to additional rent expense on our North East Plaza branch.  Professional fees increased $161,000, or 37.0%, to $596,000 for the year ended December 31, 2010 from $435,000 for the year ended December 31, 2009 primarily due to increased legal fees associated with the collection of delinquent loans. The FDIC insurance premium expense increased by $185,000, or 23.3%, to $978,000 for the year ended December 31, 2010 from $793,000 for the year ended December 31, 2009.  Other real estate owned expenses and valuations increased by $897,000 to $1.3 million for the year ended December 31, 2010 from $389,000 for the year ended December 31, 2009 primarily due to an increase in the number and balance of properties owned, as well as the continued decline in real estate market values.  Loan collection expense increased by $290,000, or 219.7%, to $422,000 for the year ended December 31, 2010 from $132,000 for the year ended December 31, 2009 primarily due to increased expenses associated with the collection of the growing number and balance of nonperforming loans.  The Company recorded no goodwill impairment for the year ended December 31, 2010 as compared to $2.2 million for the year ended December 31, 2009.  Primarily due to the further decline in our market capitalization during the fourth quarter of 2009, we determined that goodwill was 100% impaired and we therefore recorded an impairment charge of $2.2 million for the year ended December 31, 2009.

Income tax expense for the year ended December 31, 2010 was $649,000 as compared to a benefit of $1.3 million for the year ended December 31, 2009, which equates to effective rates of 36.9% and 34.1%, respectively.

Comparison of Financial Condition

The Company’s assets decreased by $22.6 million, or 4.4%, to $487.2 million at December 31, 2010 from $509.8 million at December 31, 2009 primarily as a result of the paydown of loans receivable.  This decrease enabled us to not renew higher rate certificates of deposit, increase our cash and cash equivalents, and invest in investment securities held-to-maturity.  Cash and cash equivalents increased by $16.5 million, or 46.5%, to $52.0 million at December 31, 2010 from $35.5 million at December 31, 2009 primarily due to the decrease in loans receivable, partially offset by the decline in deposits and the purchase of investment securities.  Investment securities held-to-maturity increased by $4.8 million, or 101.9%, to $9.5 million at December 31, 2010 from $4.7 million at December 31, 2009 primarily as a result of the cash obtained from the decline in loans receivable.

The gross loans receivable portfolio decreased by $58.5 million, or 13.3%, to $379.9 million at December 31, 2010 from $438.4 million at December 31, 2009. The decrease in loans receivable reflects both a tightening of the Bank’s lending standards and diminished loan demand.  Management has also sought to shrink the loan portfolio in order to improve capital ratios. During the period, we realized a $23.1 million (23.0%) decline in construction loans, a $12.8 million (9.8%) decrease in 1-4 family residential and home equity loans, a $2.1 million (29.1%) decrease in multi-family residential loans, a $13.9 million (8.1%) decrease in commercial real estate loans, and a $5.8 million (29.9%) decline in commercial business loans. The allowance for loan losses increased by $726,000, or 5.1%, to $15.1 million at December 31, 2010 from $14.4 million at December 31, 2009 (see “Allowance for Loan Losses” below).

Other real estate owned increased $13.4 million, or 291.7%, to $18.0 million at December 31, 2010 from $4.6 million at December 31, 2009 due to the acquisition of additional properties in satisfaction of loans receivable.  The substantial majority of this increase is due to four construction loans totaling $11.8 million at the time of acquisition.  Other intangible assets, consisting entirely of mortgage servicing rights, increased by $62,000, or 15.2%, to $469,000 at December 31, 2010 from $407,000 at December 31, 2009. Deferred tax assets increased $1.4 million, or 15.4%, to $10.3 million at December 31, 2010 from $8.9 million at December 31, 2009.  Other assets increased $371,000, or 9.8%, to $4.2 million at December 31, 2010 from $3.8 million at December 31, 2009, primarily due to an increase in income tax receivable, partially offset by the decline in the prepaid FDIC premium.

The Company’s liabilities decreased $23.2 million, or 4.9%, to $449.6 million at December 31, 2010 from $472.8 million at December 31, 2009. Deposits decreased $24.2 million, or 6.3%, to $358.1 million at December 31, 2010 from $382.3 million at December 31, 2009. Some of the cash received from the decline in loans receivable allowed us to not renew higher rate certificates of deposit.  NOW and money market accounts increased by $4.4 million (10.5%), savings accounts increased by $764,000 (3.7%), certificates of deposit decreased by $31.3 million (10.6%), and checking accounts increased by $1.9 million (7.6%). Other borrowed funds increased to $1.2 million at December 30, 2010 from zero at December 31, 2009.  In June 2009, the FASB issued guidance, effective on January 1, 2010 for companies reporting earnings on a calendar-year basis, changing the requirements to achieve sales treatment of select loan participations.  The Bank agreed to a first out participation in the first quarter 2010, which does not qualify for sales treatment, and must be accounted for as a secured borrowing under the new standard.

The Company’s stockholders’ equity increased by $629,000, or 1.7%, to $37.6 million at December 31, 2010 from $37.0 million at December 31, 2009. This increase is primarily due to the net income of $1.1 million, partially offset by the accrual of preferred stock dividends to the U.S. Department of the Treasury totaling $578,000.

Loans Receivable

The Bank’s total gross loans declined by $58.5 million, or 13.3%, during 2010. During the period, we realized a $23.1 million (23.0%) decline in construction loans, a $12.8 million (9.8%) decrease in 1-4 family residential and home equity loans, a $2.1 million (29.1%) decrease in multi-family residential loans, a $13.9 million (8.1%) decrease in commercial real estate loans, and a $5.8 million (29.9%) decline in commercial business loans. The following table shows the composition of the loan portfolio at December 31.

(In thousands)	2010	2009	2008	2007	2006
Real estate loans:
Construction	$77,442	$100,509	$103,407	$79,150	$73,782
1-4 family residential and home equity	117,093	129,847	129,581	125,723	109,151
Multi-family residential	5,123	7,227	6,852	7,149	6,679
Land	4,156	4,584	4,687	3,262	2,805
Commercial	158,799	172,703	143,126	126,850	102,348
Total real estate loans	362,613	414,870	387,653	342,134	294,765
Commercial business loans	13,513	19,290	15,995	10,206	10,755
Consumer loans	3,793	4,238	4,415	6,364	6,780
Gross loans	379,919	438,398	408,063	358,704	312,300
Less allowance for loan losses	(15,077)	(14,351)	(6,314)	(3,109)	(2,217)
Net loans	$364,842	$424,047	$401,749	$355,595	$310,083

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2010.

	At December 31, 2010
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or Less	Over 1-5	Over 5	Total
Real estate:
Mortgage	$162,099	$166,537	$7,942	$336,578
Home equity and second mortgages	17,005	6,421	2,609	26,035
Commercial	9,997	2,680	836	13,513
Consumer	1,502	2,041	250	3,793
Total	$190,603	$177,679	$11,637	$379,919

Rate Terms:
Fixed	$23,219	$15,923	$11,265	$50,407
Variable or adjustable	167,384	161,756	372	329,512
Total	$190,603	$177,679	$11,637	$379,919

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectability of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio.  The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance.  During the year ended December 31, 2010, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

Management determined that the appropriate allowance for loan losses at December 31, 2010 was $15.1 million, (3.97% of total loans), an increase of $726,000 (5.1%) from the $14.3 million allowance (3.27% of total loans) at December 31, 2009. Net charge-offs for the year ended December 31, 2010 were 1.14% of average loans, as compared to net charge-offs of 0.63% of average loans for 2009.  The provision for loan losses required for the year ended December 31, 2010 and 2009 was $5.3 million and $10.6 million, respectively.  A summary of activity in the allowance is shown below.

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Balance of allowance, January 1	$14,351	$6,314	$3,109	$2,217	$1,738
Loan charge-offs:
Real estate	(4,532)	(3,068)	(189)	0	(35)
Commercial loans	(100)	(88)	(97)	(30)	(121)
Consumer	(94)	(72)	(42)	(40)	(92)
Total charge-offs	(4,726)	(3,228)	(328)	(70)	(248)
Loan recoveries:
Real estate	81	609	0	0	0
Commercial loans	1	0	110	0	14
Consumer	30	16	18	27	48
Total recoveries	112	625	128	27	62
Net charge-offs	(4,614)	(2,603)	(200)	(43)	(186)
Provision for loan losses	5,340	10,640	3,405	935	665
Balance of allowance, December 31	$15,077	$14,351	$6,314	$3,109	$2,217

Net charge-offs to average loans	(1.14)%	(0.63)%	(0.05)%	(0.01)%	(0.07)%
Allowance to total loans	3.97%	3.27%	1.55%	0.87%	0.71%

The following table presents a five year history of the allocation of the allowance for loan losses at December 31, reflecting the methodologies described above, along with the percentage of total loans in each category at December 31.

	2010		2009		2008		2007		2006
		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix
Amount applicable to:
Real estate loans:
Construction	$7,268	20%	$6,360	23%	$2,756	25%	$1,744	22%	$661	9%
1-4 family residential and home equity	1,480	31	2,168	30	200	32	194	35	123	29
Multi-family residential	51	1	45	2	0	2	0	2	0	2
Land	0	1	0	1	63	1	52	1	33	1
Commercial	4,455	42	3,079	39	1,248	35	931	35	589	28
Total Real Estate Loans	13,254	95	11,652	95	4,267	95	2,921	95	1,406	69
Commercial business loans	637	4	357	4	1,806	4	64	3	659	26
Consumer Loans	174	1	52	1	241	1	124	2	152	5
Unallocated	1,012	0	2,290	0	0	0	0	0	0	0
Total allowance	$15,077	100%	$14,351	100%	$6,314	100%	$3,109	100%	$2,217	100%

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

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans (1)	$54,420	$32,694	$10,459	$5,065	$1,382
Loans 90 days past due and still accruing	0	0	0	0	211
Restructured loans (2)	13,283	11,959	0	0	0
Total non-performing loans (3)	67,703	44,653	10,459	5,065	1,593
Other real estate owned, net	17,994	4,594	2,843	655	0
Total non-performing assets	$85,697	$49,247	$13,302	$5,720	$1,593

Non-performing loans to total loans	17.82%	10.19%	2.56%	1.41%	0.51%
Non-performing assets to total assets	17.59%	9.66%	2.70%	1.42%	0.46%
Allowance for loan losses to non-performing loans	22.27%	32.14%	60.37%	61.38%	139.17%

(1)
Gross interest income that would have been recorded in 2010 if non-accrual loans had been current and in accordance with their original terms was $5,350,000, while interest actually recorded on such loans was $1,758,000.

(2)
Gross interest income that would have been recorded in 2010 if restructured loans had been current and in accordance with their original terms was $889,000, while interest actually recorded on such loans was $797,000.

(3)
Performing loans considered potential problem loans, as defined and identified by management, amounted to $18,070,000 at December 31, 2010. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

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

The composition of investment securities at December 31 is shown below.

(Dollars in thousands)	2010	2009	2008
Available-for-Sale:(1)
Mutual Funds-AMF Intermediate Mortgage Fund	$133	$148	$176
Mutual Funds-AMF Ultra Short Mortgage Fund	581	571	571
Mutual Funds-AMF Short U.S. Government Fund	676	687	686
Equity Securities	359	229	193
FNMA Discount Note	—	—	9,999
Mortgage-backed Securities	410	79	87
Total	2,159	1,714	11,712

Held-to-Maturity:
U.S. Government and Agency (2)	750	500	250
Mortgage-backed Securities	8,689	4,149	—
Other	50	50	50
Total	9,489	4,699	300
Total Investment Securities (3)	$11,648	$6,413	$12,012

(1)	At estimated fair value.
(2)	Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)	The outstanding balance of no single issuer, except for U.S. Government, U.S. Government Agency, and FNMA securities, exceeded ten percent of stockholders’ equity at December 31, 2010, 2009 or 2008.

    Contractual maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2010 are presented below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	One Year or Less		One Year to Five Years		Five Years to Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
Mortgage Backed Securities	$—	—%	$339	0.66%	$—	—%
Held-to-Maturity:
U.S. Government and Agency	750	0.16	—	—	—	—
Mortgage Backed Securities	1,267	0.69	7,291	2.42	131	3.32
Total Debt Securities	$2,017	0.49%	$7,630	2.34%	$131	3.32%

	Over Ten Years		Total
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield
Available-for-Sale:
Mortgage Backed Securities	$71	4.75%	$410	1.37%
Held-to-Maturity:
U.S. Government and Agency	—	—	750	0.16
Mortgage Backed Securities	—	—	8,689	2.18
Total Debt Securities	$71	4.75%	$9,849	1.99%

Deposits

The following table sets forth the average dollar amount of deposits in the various types of accounts at December 31:

	2010			2009
		Weighted			Weighted
	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total	Balance	Rate	Total
NOW and Money Market Accounts	$43,966	1.31%	11.79%	$37,907	1.76%	10.16%
Savings accounts	21,820	0.44	5.85	21,018	0.59	5.64
Term Certificates	280,963	2.14	75.37	290,725	2.79	77.94
Checking Accounts	26,045	0.00	6.99	23,353	0.00	6.26
Total Deposits	$372,794		100.00%	$373,003		100.00%

	2008
		Weighted
	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total
NOW and Money Market Accounts	$31,595	2.27%	10.46%
Savings accounts	20,118	0.76	6.66
Term Certificates	228,601	3.71	75.70
Checking Accounts	21,668	0.00	7.18
Total Deposits	$301,982		100.00%

Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (dollars in thousands):

2010				2009
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

				$143	2010	3.930%	Fixed
$10,000	2012	5.060%	Fixed	10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,500				$63,643

2008
	Maturity
Amount	Date	Rate	Type

$286	2010	3.930%	Fixed
10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed
$63,786

The following table sets forth information concerning short-term borrowings, which consisted primarily of advances from the Federal Home Loan Bank of Atlanta during the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Average outstanding	$0	$0	$16,371
Maximum amount outstanding at any month-end during the year	$0	$0	$31,349
Weighted average interest rate during the year	0.00%	0.00%	2.77%
Total short-term borrowings at year end	$0	$0	$0
Weighted average interest rate at year end	0.00%	0.00%	0.00%

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

The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, 300, and 400 basis points in interest rate levels. Due to the current interest rate environment, the Company did not perform analysis on decreases of 200, 300, or 400 basis points as of December 31, 2010.  This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2010, this analysis indicated that a shock decrease of 100 basis points would increase the market value of portfolio equity by 8.7%, while interest rate shock increases of 100, 200, 300, and 400 basis points would decrease the market value of portfolio equity by 5.7%, 9.7%, 13.2%, and 16.3%, respectively. These models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2010, this analysis indicated that a shock decrease of 100 basis points would increase net interest income by 6.2%. Interest rate shock increases of 100, 200, 300, and 400 basis points would increase net interest income by 1.1%, 2.6%, 4.4%, and 6.1%, respectively.

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

Cash and cash equivalents increased $16.5 million during 2010. This increase was the result of $34.2 million in cash provided by investing activities and $5.4 million in cash provided by operating activities, partially offset by $23.1 million in cash used by financing activities.

Cash and cash equivalents decreased $6.0 million during 2009. This decrease was the result of $29.5 million in cash used by investing activities, partially offset by $16.7 million in cash provided by financing activities and $6.8 million in cash provided by operating activities.

The Bank maintains liquid assets that can be invested in specified short-term securities, and is also permitted to make certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and its projections as to the short term demand for funds to be used in the Bank’s loan origination and other activities. The general objectives of the Bank’s investment policy are to (i) maintain liquidity levels sufficient to meet the operating needs of the Bank (ii) minimize interest rate risk by managing the repricing characteristics of the Bank’s assets and liabilities, (iii) reduce credit risk by investing primarily in U.S. Treasury and agency securities and mortgage backed securities, and (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high. The Bank’s investment activities are conducted by senior management (specifically Chief Executive Officer Halsey and Chief Financial Officer Whitehead) and supervised by the Board of Directors. Investments are governed by an investment policy adopted by the Board, which currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating the Bank’s asset/liability management objectives (e.g., limiting the weighted average terms to maturity or repricing of the Bank’s interest-earning assets). In accordance with the policy, management has primarily invested in U.S. Treasury, government and agency securities and mutual funds.

The Bank’s time deposits of $100,000 or more represented 34.0% of total deposits at December 31, 2010, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(Dollars in thousands)	less	to 6	to 12	12	TOTAL

Time deposits-$100 thousand or more	$28,254	$28,665	$40,355	$24,609	$121,883

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s and the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. Since the Company had total assets exceeding $500 million as of June 30, 2009, it became subject to the capital adequacy requirements on a consolidated basis during 2010. At December 31, 2010, the Bank exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 14.49%, a tier 1 risk-based capital ratio of 9.93%, and a tier 1 leverage ratio of 7.87%. At December 31, 2010, the Company exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 14.47%, a tier 1 risk-based capital ratio of 12.03%, and a tier 1 leverage ratio of 9.53%.  See Note 13 “Regulatory Matters” in the notes to the consolidated financial statements.

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

Cecil Bancorp’s systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under “Allowance for Loan Losses” and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2010, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $2,182,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

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

As of December 31, 2010, we concluded that any unrealized losses in the available-for-sale portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent to hold and do not expect to be required to sell these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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
Elkton, Maryland

We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
February 14, 2011

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(dollars in thousands, except per share data)

ASSETS
	2010	2009

Cash and due from banks	$27,603	$8,897
Interest bearing deposits with banks	24,185	26,479
Federal funds sold	181	88
Total cash and cash equivalents	51,969	35,464
Investment securities:
Securities available-for-sale at fair value	2,159	1,714
Securities held-to-maturity (fair value of $9,383 in 2010 and $4,627 in 2009)	9,489	4,699
Restricted investment securities – at cost	4,382	4,396
Loans receivable	379,919	438,398
Less: Allowance for loan losses	(15,077)	(14,351)
Net loans receivable	364,842	424,047
Other real estate owned	17,994	4,594
Premises and equipment, net	11,625	11,910
Accrued interest receivable	1,754	2,025
Other intangible assets	469	407
Bank owned life insurance	8,078	7,871
Deferred tax assets	10,270	8,899
Other assets	4,164	3,793
TOTAL ASSETS	$487,195	$509,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$358,138	$382,338
Other liabilities	9,780	9,859
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,500	63,643
Other borrowed funds	1,169	-
Total liabilities	449,587	472,840

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share in 2010 and 2009	11,053	10,916
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,697,523 shares in
2010 and 3,689,346 shares in 2009	37	37
Additional paid in capital	12,277	12,252
Retained earnings	14,188	13,791
Accumulated other comprehensive income (loss)	53	(17)
Total stockholders’ equity	37,608	36,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$487,195	$509,819

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(dollars in thousands, except per share data)

	2010	2009
INTEREST INCOME:
Interest and fees on loans	$27,131	$30,082
Interest on investment securities	229	134
Dividends on FHLB and FRB stock	51	43
Other interest-earning assets	56	37
Total interest income	27,467	30,296

INTEREST EXPENSE:
Interest expense on deposits	6,681	8,836
Interest expense on junior subordinated debentures	1,147	1,121
Interest expense on advances from Federal Home Loan Bank of Atlanta	2,464	2,470
Interest expense on other borrowed funds	43	-
Interest expense on fed funds purchased	-	1
Total interest expense	10,335	12,428

NET INTEREST INCOME	17,132	17,868

PROVISION FOR LOAN LOSSES	5,340	10,640

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,792	7,228

NONINTEREST INCOME:
Deposit account fees	604	664
ATM fees	437	397
Commission income	2	8
Gain on sale of other real estate owned	220	277
Gain on sale of loans	272	502
Income from bank owned life insurance	207	84
Other	323	237
Total noninterest income	2,065	2,169

NONINTEREST EXPENSE:
Salaries and employee benefits	5,626	6,060
Occupancy expense	742	704
Equipment and data processing expense	1,283	1,294
Professional fees	596	435
FDIC deposit insurance premium	978	793
Other real estate owned expense and valuations	1,286	389
Loan collection expense	422	132
Goodwill impairment	-	2,182
Other	1,163	1,170
Total noninterest expense	12,096	13,159

INCOME (LOSS) BEFORE INCOME TAXES	1,761	(3,762)
INCOME TAX EXPENSE (BENEFIT)	649	(1,282)
NET INCOME (LOSS)	$1,112	$(2,480)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(715)	(791)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$397	$(3,271)

Earnings (loss) per common share - basic	$0.11	$(0.89)
Earnings (loss) per common share - diluted	$0.11	$(0.89)
Dividends declared per common share	$0.000	$0.075

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCES AT JANUARY 1, 2009	$10,786	$37	$12,234	$17,339	$(4)	$40,392

Comprehensive loss:
Net loss	—	—	—	(2,480)	—	(2,480)
Other comprehensive loss, net of
tax effects of $9 (unrealized losses
on securities of $22)	—	—	—	—	(13)	(13)
Total comprehensive loss	—	—	—	—	—	(2,493)
Common stock cash dividends declared	—	—	—	(277)	—	(277)
Preferred stock cash dividends declared	—	—	—	(661)	—	(661)
Stock purchased by dividend
reinvestment plan	—	—	17	—	—	17
Restricted stock awards	—	—	1	—	—	1
Amortization of preferred stock discount	130	—	—	(130)	—	—

BALANCES AT DECEMBER 31, 2009	10,916	37	12,252	13,791	(17)	36,979

Comprehensive income:
Net income	—	—	—	1,112	—	1,112
Other comprehensive income, net of
tax effects of $45 (unrealized gains
on securities of $115)	—	—	—	—	70	70
Total comprehensive income	—	—	—	—	—	1,182
Preferred stock dividends	—	—	—	(578)	—	(578)
Stock purchased by dividend
reinvestment plan	—	—	23	—	—	23
Restricted stock awards	—	—	2	—	—	2
Amortization of preferred stock discount	137	—	—	(137)	—	—

BALANCES AT DECEMBER 31, 2010	$11,053	$37	$12,277	$14,188	$53	$37,608

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(dollars in thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,112	$(2,480)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	645	568
Provision for loan losses	5,340	10,640
Goodwill impairment	-	2,182
Gain on sale of loans	(272)	(502)
Gain on sale of real estate owned	(220)	(277)
Increase in cash surrender value of bank owned life insurance	(207)	(84)
Deferred income taxes	(1,416)	(4,515)
Excess servicing rights	(123)	(184)
Restricted stock awards	2	-
Originations of loans held for sale	(15,202)	(15,942)
Proceeds from sales of loans held for sale	15,418	16,009
Net change in:
Accrued interest receivable and other assets	994	(1,781)
Other liabilities	(657)	3,191
Net cash provided by operating activities	5,414	6,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(404)	-
Purchase of investment securities held-to-maturity	(9,474)	(5,150)
Proceeds from maturities, calls and principal payments
of investment securities available-for-sale	73	10,010
Proceeds from maturities, calls and principal payments
of investment securities held-to-maturity	4,583	752
Net redemption (purchase) of stock in Federal Home Loan Bank	14	(479)
Net decrease (increase) in loans	37,108	(37,951)
Proceeds from sale of real estate owned	2,540	3,649
Purchases of premises and equipment - net	(197)	(335)
Net cash provided (used) by investing activities	34,243	(29,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(24,200)	17,787
Net decrease in long-term advances from Federal Home Loan Bank	(143)	(143)
Net increase in other borrowed funds	1,168	-
Proceeds from issuance of common stock	23	17
Payments of cash dividends	-	(938)
Net cash (used) provided by financing activities	(23,152)	16,723

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(dollars in thousands)

	2010	2009

Increase (decrease) in cash and cash equivalents	$16,505	$(5,956)

Cash and cash equivalents at beginning of year	35,464	41,420

Cash and cash equivalents at end of year	$51,969	$35,464

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$4,807	$1,540
Cash paid for interest	$9,236	$12,675

Supplemental disclosure of noncash investing and financing activities:

Transfer of loans receivable to other real estate owned	$16,813	$5,449

Sale of other real estate owned:
Carrying value	$2,320	$3,372
Gain on sale	220	277

Cash received from sale	$2,540	$3,649

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2010. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Form 10-K were issued.  The following is a summary of the more significant accounting policies:

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, other real estate owned valuation, and other-than-temporary impairment of investment securities.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Assets categorized in the balance sheet as cash and due from banks, interest bearing deposits with banks, and federal funds sold are considered cash and cash equivalents. Interest bearing deposits with banks generally exceed balances that are recoverable under FDIC insurance.

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

Restricted Investment Securities

Restricted investment securities consist of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company’s stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank’s common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2010 and 2009, the Company met all stock ownership requirements set forth by the FRB and FHLB.

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

Loans Held for Sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2010 and 2009.

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

Other Real Estate Owned

Other real estate owned comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired, less costs of disposal. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from sales, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $63,000 and $141,000 for the years ended December 31, 2010 and 2009, respectively.

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

2.           RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.”  ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  ASU 2009-16 eliminates the concept of a “qualifying special purpose entity” and changes the requirements for derecognizing financial assets.  ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, and entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

3.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at December 31, 2010 and 2009 are summarized in the following table (in thousands).

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$747	$10	$43	$714
Mutual funds - U.S. Government securities	686	—	10	676
Equity securities	226	133	—	359
Mortgage-backed securities	414	—	4	410
	$2,073	$143	$57	$2,159

Held-to-Maturity:
Other	$50	$—	—	$50
Mortgage-backed securities	8,689	8	114	8,583
U. S. Treasury securities and obligations	750	—	—	750
	$9,489	$8	$114	$9,383

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mutual funds - mortgage securities	$747	$—	$28	$719
Mutual funds - U.S. Government securities	686	1	—	687
Equity securities	226	3	—	229
Mortgage-backed securities	83	—	4	79
	$1,742	$4	$32	$1,714

Held-to-Maturity:
Other	$50	$—	—	$50
Mortgage-backed securities	4,149	2	74	4,077
U. S. Treasury securities and obligations	500	—	—	500
	$4,699	$2	$74	$4,627

At December 31, 2010 and 2009, investment securities with a carrying value of $790,000 and $500,000, respectively, were pledged to secure deposits of municipalities. At December 31, 2010, investment securities with a carrying value of $800,000 were pledged to secure advances from the Federal

Home Loan Bank of Atlanta, investment securities with a carrying value of $4.6 million were pledged to Community Bankers’ Bank, and investment securities with a carrying value of $2.8 million were pledged to the Federal Reserve Bank of Richmond.

The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income (loss). At December 31, 2010, a deferred tax liability of $34,000 and accumulated other comprehensive income of $52,000 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2009, a deferred tax asset of $11,000 and accumulated other comprehensive loss of $17,000 relate to the unrealized holding loss on available-for-sale securities.

The U. S. Treasury securities and obligations of the U.S. Government and Federal agencies at December 31, 2010, by contractual maturities, are due within one year. At December 31, 2010, by contractual maturities, $1.3 million of mortgage backed securities mature within one year, $7.6 million of mortgage backed securities mature between one and five years, $131,000 matures between five and ten years, and $71,000 matures after ten years.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

As of December 31, 2010, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$133	$43	$133	$43
Mutual funds – US Govt securities	676	10	—	—	676	10
Mortgage-backed securities	339	1	71	3	410	4
Held-to-Maturity:
Mortgage-backed securities	6,298	77	1,549	37	7,847	114
	$7,313	$88	$1,753	$83	$9,066	$171

Management has the intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The Company did not sell any securities or recognize any other than temporary impairment losses during the years ended December 31, 2010 and 2009.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. A summary of loans (in thousands) follows:

	2010	2009
Real estate loans:
1 - 4 dwelling units and home equity	$117,445	$130,594
5 or more	5,123	7,475
Nonresidential	158,799	174,864
Land	4,156	4,584
Construction	81,031	105,616
	366,554	423,133
Commercial loans	13,655	19,511
Consumer loans	3,705	4,128

Gross loans	383,914	446,772
Less:
Undisbursed proceeds on loans in process	(3,589)	(7,803)
Deferred loan fees and costs	(406)	(571)

Loans receivable	$379,919	$438,398

Credit Quality Indicators
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$44,036	$99,084	$5,123	$4,156	$110,880	$12,305	$3,628	$279,212
Special mention	4,787	2,919	-	-	19,466	464	-	27,636
Substandard	28,619	15,090	-	-	28,453	744	165	73,071
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Credit risk profile based on payment activity:

Performing	$51,484	$103,447	$4,832	$4,156	$131,671	$12,994	$3,632	$312,216
Nonperforming	25,958	13,646	291	-	27,128	519	161	67,703
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Age Analysis of Past Due Loans Receivable
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$2,831	$3,025	$-	$-	$5,302	$49	$-	$11,207
60-89 Days Past Due	-	1,203	-	-	6,405	444	-	8,052
Greater Than 90 Days Past Due	19,103	7,986	-	-	19,766	-	-	46,855
Total Past Due	21,934	12,214	-	-	31,473	493	-	66,114
Current	55,508	104,879	5,123	4,156	127,326	13,020	3,793	313,805
Total Loans Receivable	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-	-

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

	2010	2009

Balance at beginning of year	$16,807	$16,162
New loans and additional borrowings	346	1,133
Repayments	(1,091)	(488)
Balance at end of year	$16,062	$16,807

During 2010, Cecil Bank placed a $2.66 million loan to a limited liability company on non-accrual after the borrower was unable to make payments.  The loan is guaranteed by, among others, Chairman Sposato and Director Lockhart and by a limited liability company in which Chairman Sposato, Director Saunders, and President Halsey have an ownership interest.  The property securing the loan has recently been reappraised at less than the loan amount and Mr. Sposato has pledged additional security to cover a significant portion of the collateral shortfall.  Cecil Bank has initiated foreclosure proceedings and Mr. Sposato has also undertaken to purchase the property from Cecil Bank at not less than the loan balance.

An analysis of the allowance for loan losses for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Balance at beginning of period	$14,351	$6,314
Provision charged to operations	5,340	10,640
Charge-offs	(4,726)	(3,228)
Recoveries	112	625
Balance at end of period	$15,077	$14,351

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$6,360	$2,168	$45	$-	$3,079	$357	$52	$2,290	$14,351
Charge-offs	(2,431)	(1,235)	-	-	(866)	(100)	(94)	-	(4,726)
Recoveries	-	56	-	-	25	1	30	-	112
Provision	3,339	491	6	-	2,217	379	186	(1,278)	5,340
Ending balance	$7,268	$1,480	$51	$-	$4,455	$637	$174	$1,012	$15,077

Ending balance individually evaluated for impairment	$1,926	$515	$-	$-	$3,116	$540	$161	$-	$6,258

Ending balance collectively evaluated for impairment	$5,342	$965	$51	$-	$1,339	$97	$13	$1,012	$8,819

Loans receivable:

Ending balance	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$-	$379,919

Ending balance individually evaluated for impairment	$28,619	$15,090	$-	$-	$28,453	$744	$165	$-	$73,071

Ending balance collectively evaluated for impairment	$48,823	$102,003	$5,123	$4,156	$130,346	$12,769	$3,628	$-	$306,848

Management reviews and identifies loans and investments that require designation as nonperforming assets. Nonperforming assets include loans accounted for on a non-accrual basis, loans past due by 90 days or more but still accruing, restructured loans, and other real estate owned. Information (in thousands) with respect to nonperforming assets at December 31, 2010 and 2009 is as follows:

	2010	2009

Non-accrual loans	$54,420	$32,694
Restructured loans	13,283	11,959
Loans 90 days or more past due and still accruing	—	—

Total nonperforming loans	67,703	44,653
Other real estate owned, net	17,994	4,594

Total nonperforming assets	$85,697	$49,247

Loans Receivable on Nonaccrual Status
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420
Loan Modifications
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	23	1	1	7	1	1	34

Pre-Modification Principal Balance	$-	$9,051	$290	$984	$9,262	$527	$162	$20,276

Post-Modification Principal Balance	$-	$8,118	$291	$986	$9,071	$519	$161	$19,146

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	6	-	-	2	-	-	8

Current Principal Balance	$-	$2,904	$-	$-	$1,342	$-	$-	$4,246

Impaired loans include nonperforming loans and other loans that management has identified where it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. Loans that are returned to accrual status are no longer considered to be impaired.

Information with respect to impaired loans at December 31, 2010 and 2009 and for the years then ended is as follows (in thousands):

	2010	2009

Impaired loans with a valuation allowance	$15,201	$11,159
Impaired loans without a valuation allowance	52,502	33,494

Total impaired loans	$67,703	$44,653

Allowance for loan losses related to impaired loans	$4,291	$5,864
Allowance for loan losses related to other than
impaired loans	10,786	8,487

Total allowance for loan losses	$15,077	$14,351

Average impaired loans for the year	$46,858	$24,416
Interest income on impaired loans
recognized on the cash basis	$1,758	$1,237

Impaired Loans
As of and For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$3,758	$1,448	$-	$-	$9,995	$-	$-	$15,201

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$3,725	$1,100	$-	$-	$6,842	$-	$-	$11,667

Interest Income Recognized	$2	$19	$-	$-	$377	$-	$-	$398

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,214	$6,984	$-	$-	$11,021	$-	$-	$39,219

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$20,717	$6,753	$-	$-	$7,617	$131	$-	$35,218

Interest Income Recognized	$707	$262	$-	$-	$391	$-	$-	$1,360

Totals:

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$24,442	$7,853	$-	$-	$14,459	$131	$-	$46,885

Interest Income Recognized	$709	$281	$-	$-	$768	$-	$-	$1,758

5.           SERVICING

At December 31, 2010 and 2009, the Bank was servicing loans for others amounting to approximately $45.0 million and $38.3 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $469,000 and $407,000 as of December 31, 2010 and 2009, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $61,000 and $106,000 for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

	2010	2009

Balance at beginning of period	$407	$329
Mortgage servicing rights capitalized	123	184
Mortgage servicing rights amortized	(61)	(106)
Balance at end of period	$469	$407

6.           PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classifications as follows (in thousands):

	2010	2009

Land	$3,036	$3,036
Buildings and improvements	9,504	9,478
Furniture, fixtures and equipment	2,789	2,618
Leasehold improvements	462	462
	15,791	15,594
Less: accumulated depreciation	4,166	3,684
	$11,625	$11,910

Depreciation expense for the years ended December 31, 2010 and 2009 was $482,000 and $497,000, respectively.

The Bank leases three of its branch facilities, two automated teller machine facilities, and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2010:

Year ending December 31:
2011	$145
2012	148
2013	99
2014	85
2015	34
Thereafter	5

Rent expense was $169,000 and $145,000 for the years ended December 31, 2010 and 2009, respectively.

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

	2010	2009

Gross Carrying Amount	$2,816	$2,816
Accumulated Amortization	2,816	2,816
Net Carrying Amount	$0	$0

8.           DEPOSITS

The following is a summary of deposits (dollars in thousands) as of December 31:

	2010		2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

NOW and Money Market accounts	$46,435	1.31%	$42,023	1.76%
Savings accounts	21,537	0.44	20,773	0.59
Term certificates	263,552	2.14	294,817	2.79
Checking accounts	26,614	0.00	24,725	0.00
	$358,138		$382,338

A summary of certificate accounts (dollars in thousands) by maturity as of December 31, 2010 follows:

Three months or less	$68,426
Three months to twelve months	133,226
Twelve months to twenty-four months	38,779
Twenty-four months to thirty-six months	10,244
Thirty-six months to forty-eight months	3,354
Forty-eight months to sixty months	9,523
$263,552

The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.

Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $121,883,000 and $145,435,000 as of December 31, 2010 and 2009, respectively.

Officers’ and directors’ deposit accounts amounted to approximately $1,586,000 and $1,247,000 at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, $37,000 and $251,000, respectively, in overdrawn demand deposit accounts were reclassified as loans receivable on the consolidated balance sheet.

9.           ADVANCES FROM FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

At December 31, advances from the FHLB consisted of the following (dollars in thousands):

2010				2009
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

				$143	2010	3.930	Fixed
$10,000	2012	5.060	Fixed	10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,500				$63,643

The Bank has lines of credit with the FHLB with a total maximum available balance of $64,509,000. As of December 31, 2010, $1,009,000 was available to be drawn against the lines of credit.

Wholly owned first mortgage loans on 1 - 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $76,298,000 were pledged to the FHLB as collateral on advances as of December 31, 2010. Investment securities with a carrying value of $800,000 and interest bearing deposits with banks totaling $22,769,000 were also pledged to the FHLB as collateral on advances as of December 31, 2010.

The Bank has a secured line of credit with the Community Bankers Bank with a total maximum available balance of $4,100,000. As of December 31, 2010 the maximum balance was available to be drawn against the line of credit.

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

11.           INCOME TAXES

Income tax (benefit) expense (in thousands) for the years ended December 31 consists of:

	2010	2009
Current income taxes:
Federal	$1,597	$2,559
State	468	674
	2,065	3,233
Deferred income taxes:
Federal	(1,119)	(3,596)
State	(297)	(919)
	(1,416)	(4,515)
Total income tax expense (benefit)	$649	$(1,282)

The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2010	2009
Deferred tax assets:
Deferred loan origination fees	$160	$226
Loan loss allowance	5,947	5,661
Deferred compensation	2,513	2,252
Net unrealized (gain) loss on available-for-sale securities	(34)	11
Tax basis in excess of carrying value of goodwill	262	337
State net operating loss carry-forwards	111	103
Other	2,047	968
Total gross deferred tax assets	11,006	9,558

Deferred tax liabilities:
FHLB stock dividends	28	28
Mortgage servicing rights	185	161
Tax accumulated depreciation in excess of book	412	367
Total gross deferred tax liabilities	625	556
Net deferred tax assets before valuation allowance	10,381	9,002
Valuation allowance	(111)	(103)
Net deferred tax assets	$10,270	$8,899

At December 31, 2010 and 2009, the Company had state net operating loss carry-forwards of approximately $1,352,000 and $1,251,000, respectively, which, due to the uncertainty of realization, have a full valuation allowance established. The loss carry-forwards begin to expire in 2011 through 2030. A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2010	2009

Federal income tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal
income tax benefit	4.5	4.5
Other	(1.6)	(4.4)
Effective tax rate	36.9%	34.1%

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

12.       STOCKHOLDERS’ EQUITY

The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 60,000 shares for issuance under the plan. During the year ended December 31, 2010, there were 8,177 shares issued under the plan.

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

The regulations of the Federal Reserve in effect at December 31, 2010, impose capital ratio requirements on bank holding companies with assets of more than $500 million as of June 30 of the prior year. The Company, therefore, became subject to the Federal Reserve’s capital ratio requirements during 2010. The Bank is also fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2010, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2010, the Company and the Bank were well capitalized as defined in the Federal Reserve’s regulations. There are no subsequent conditions or events that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

			To be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Rules		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total risk-based capital ratio
The Bank	$55,775	14.49%	$38,495	10.00%	$30,796	8.00%
Consolidated	55,848	14.47	38,590	10.00	30,872	8.00
Tier 1 risk-based capital ratio
The Bank	38,236	9.93	23,097	6.00	15,398	4.00
Consolidated	46,408	12.03	23,154	6.00	15,436	4.00
Tier 1 leverage ratio
The Bank	38,236	7.87	24,302	5.00	19,442	4.00
Consolidated	46,408	9.53	24,354	5.00	19,483	4.00

As of December 31, 2009:
Total risk-based capital ratio	$53,474	12.61%	$42,408	10.00%	$33,927	8.00%
Tier 1 risk-based capital ratio	35,461	8.36	25,445	6.00	16,963	4.00
Tier 1 leverage ratio	35,461	7.06	25,101	5.00	20,081	4.00

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP was recorded as debt and shares pledged as collateral were reported as unearned ESOP shares, a reduction of stockholders’ equity. As shares were released from collateral, the Bank recorded compensation expense in an amount equal to the fair value of the shares, and the shares became outstanding for earnings per share computations. All shares were released from collateral as of December 31, 2004, as the loan balance has been paid in full. Compensation expense is also recognized for dividends on unallocated shares paid or added to participant accounts. Compensation expense is reduced by the amount of the annual interest paid by the ESOP to service the loan issued to acquire the shares of stock. There was no ESOP compensation expense recorded in 2010 or 2009.

Stock-Based Compensation Plans

In 1995, the Company formed a Management Recognition Plan (MRP), which was authorized to acquire 4% of the shares of common stock issued on the date of conversion to a stock corporation to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Compensation expense in connection with the MRP was zero for the years ended December 31, 2010 and 2009, respectively.

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

The Company’s stock options have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in March 2007.

A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2010		2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	—	$—	12,024	$6.00
Forfeited / Expired	—	—	(12,024)	6.00
Granted	—	—	—	—
Exercised	—	—	—	—

Outstanding at end of year	—	$—	—	$—

Options exercisable at year end	—	$—	—	$—

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

A summary of the Company’s activity under the plan, and related information for the years ended December 31 is as follows:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of year	60,125	$4.00	—	$—
Forfeited	(408)	4.00	—	—
Awarded	—	—	60,125	4.00
Released	(1,573)	4.00	—	—

Unvested at end of year	58,144	$4.00	60,125	$4.00

The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2010 and 2009.

Deferred Compensation

The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2010 and 2009 was $692,000 and $1,112,000, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $8,078,000 and $7,871,000 at December 31, 2010 and 2009, respectively, which were purchased as a method of partially financing the benefits under this plan.

15.           PROFIT SHARING PLAN

The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees’ contribution. In applying the matching contribution, only employee salary deductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2010 and 2009, the Bank’s expense related to the Plan was $63,000 and $54,000, respectively.

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

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $10,412,000 at December 31, 2010, and $21,969,000 at December 31, 2009. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of home equity lines at year-end amounted to approximately $1,069,000 in 2010 and $1,511,000 in 2009. The Bank’s home equity line accounts are secured by the borrower’s residence.

Irrevocable letters of credit, totaling $11,869,000 at December 31, 2010 and $13,199,000 at December 31, 2009, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance and are seldom exercised.

17.           EARNINGS PER SHARE

In the following table, basic earnings per share are derived by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding, and do not include the effect of any potentially dilutive common stock equivalents. The diluted earnings per share are derived by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants.  As of December 31, 2010 and 2009, the 261,538 shares in the warrant issued to the US Treasury as part of the Troubled Asset Relief Program Capital Purchase Program were excluded from the diluted earnings per share calculation because their effect was anti-dilutive.

The calculation of net income (loss) per common share for the years ended December 31 is as follows:

	2010	2009
BASIC AND DILUTED:
Net income (loss)	$1,112,000	$(2,480,000)
Preferred stock dividends	(715,000)	(791,000)
Net income (loss) available to common stockholders	$397,000	$(3,271,000)

Average common shares outstanding	3,692,867	3,689,063
Basic and diluted net income (loss) per share	$0.11	$(0.89)

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

Junior Subordinated Debentures - The fair value was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Advances from the FHLB - The fair value of FHLB advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Other Borrowed Funds - The fair value was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

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

The estimated fair values of financial instruments (in thousands) at December 31, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$51,969	$51,969
Investment securities:
Available-for-sale	2,159	2,159
Held-to-maturity	9,489	9,383
Loans receivable	379,919	455,262
Restricted investment securities	4,382	4,382
Accrued interest receivable	1,754	1,754
Financial liabilities:
Deposits	358,138	328,870
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,500	63,788
Other borrowed funds	1,169	1,168

The estimated fair values of financial instruments (in thousands) at December 31, 2009 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$35,464	$35,464
Investment securities:
Available-for-sale	1,714	1,714
Held-to-maturity	4,699	4,627
Loans receivable	438,398	461,041
Restricted investment securities	4,396	4,396
Accrued interest receivable	2,025	2,025
Financial liabilities:
Deposits	382,338	380,780
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,643	64,004

19.           ASSETS MEASURED AT FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than Level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at December 31, 2010 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Investment securities
available-for-sale
Mutual funds – mortgage securities	$714	$714	$—	$—
Mutual funds – U.S. Government
Securities	676	676	—	—
Equity Securities	359	359	—	—
Mortgage-backed securities	410	—	410	—

Total investment securities available-for-sale	$2,159	$1,749	$410	$—

December 31, 2009
Investment securities
available-for-sale
Mutual funds – mortgage securities	$719	$719	$—	$—
Mutual funds – U.S. Government
Securities	687	687	—	—
Equity Securities	229	229	—	—
Mortgage-backed securities	79	—	79	—

Total investment securities
available-for-sale	$1,714	$1,635	$79	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at December 31, 2010, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$17,994	$0	$0	$17,994
Impaired loans	50,129	0	0	50,129

The following table provides a roll forward (in thousands) of the changes in fair value during the year ended December 31, 2010 for items included in the Level 3 category:

	Other Real
	Estate	Impaired
	Owned	Loans

Balance at December 31, 2009	$4,594	$32,694
Loans put on nonaccrual status	0	43,356
Loans returned to accrual status	0	(3,900)
Valuation adjustments	(1,088)	(917)
Loans transferred to other real estate owned	16,813	(16,813)
Other real estate owned sold	(2,325)	0
Balance at December 31, 2010	$17,994	$54,420
Net realized gains included in net income	$220	$0

20.       CASH DIVIDENDS AND INTEREST ON JUNIOR SUBORDINATED DEBENTURES

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined at its meeting held January 19, 2010 that it was in the best interests of the Company and its stockholders not to declare a dividend on its common stock for the first quarter of 2010 and not to declare the dividend payable beginning February 15, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.  At December 31, 2010, unpaid dividends on the Series A Preferred Stock total $723,000 and unpaid interest on the subordinated debenturestotals$1.2million.

21.               CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

The following condensed balance sheets (in thousands) as of December 31, 2010 and 2009 and condensed statements of operations and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

ASSETS

	2010	2009

Cash	$307	$41
Investment in subsidiaries	42,490	41,318
Investments held-to-maturity	50	50
Notes receivable from subsidiaries	12,924	12,924
Premises and equipment	398	398
Accrued interest receivable from subsidiaries	901	23
Other assets	261	197

Total assets	$57,331	$54,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$17,000	$17,000
Loans payable to subsidiaries	200	200
Other liabilities	2,523	772

Total liabilities	19,723	17,972

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares in 2009 and 2008, issued and outstanding 11,560 shares, liquidation preference $1,000 per share, in 2010 and 2009	11,053	10,916
Common stock, $.01 par value, authorized 10,000,000 shares in 2010 and 2009, issued and outstanding 3,697,523 shares in 2010 and 3,689,346 shares in 2009	37	37
Additional paid-in capital	12,277	12,252
Retained earnings	14,188	13,791
Accumulated other comprehensive income (loss)	53	(17)

Total stockholders’ equity	37,608	36,979

Total liabilities and stockholders’ equity	$57,331	$54,951

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Income:
Interest income on notes receivable from subsidiaries	$878	$883
Rental income from subsidiaries	125	125
Equity in undistributed earnings (loss) of subsidiaries	1,179	(2,428)
Other income	92	70
Total income	2,274	(1,350)

Operating expenses:
Compensation and benefits	33	20
Interest expense on junior subordinated debentures	1,147	1,121
Interest expense on loans payable to subsidiaries	7	7
Other	9	9
Total operating expenses	1,196	1,157

Net income (loss) before income taxes	1,078	(2,507)

Income tax benefit	34	27

Net income (loss)	1,112	(2,480)

Preferred stock dividends and discount accretion	(715)	(791)
Net income (loss) available to common stockholders	$397	$(3,271)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,112	$(2,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(1,179)	2,428
Restricted stock awards	3	—
Net change in other assets and other liabilities	232	1
Net cash flows provided (used) by operating activities	168	(51)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of equity interest in subsidiaries to bank subsidiary	75	—
Net cash provided by investing activities	75	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(938)
Proceeds from issuance of common stock	23	17
Net cash provided (used) by financing activities	23	(921)

NET INCREASE (DECREASE) IN CASH	266	(972)
CASH AT BEGINNING OF PERIOD	41	1,013
CASH AT END OF PERIOD	$307	$41

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Fourth Quarter 2010 Changes in Internal Control over Financial Reporting

No change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other Executive Officers

Following are the name, age (as of December 31, 2010), and principal position of executive officers of the Company and the Bank who are not directors.

Name	Age	Title

Brian J. Hale	51	Executive Vice President/Chief Operating Officer
Sandra D. Feltman	61	Sr. Vice President/Director of Lending
R. Lee Whitehead	33	Vice President/Chief Financial Officer

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

The following financial statements are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2009
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.

Exhibit No.	Description	Incorporated by Reference to:
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
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
Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008.
10.4*	Form of Waiver, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008.
10.5*	Form of Letter Agreement, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008.
10.6*	Incentive Compensation Plan	Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 0-24926.
10.7*	Cecil Bancorp, Inc. 2009 Equity Incentive Plan	Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-159419).
10.8	Written Agreement, effective June 29, 2010, by and among Cecil Bancorp, Inc., Cecil Bank, the Federal Reserve Bank of Richmond, and the Maryland Commissioner of Financial Regulation	Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010
21	Subsidiaries
23	Consent of Stegman & Company
31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications
99	EESA § 111(b)(4) Certification of Principal Executive Officer and Principal Financial Officer

* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECIL BANCORP, INC.
Dated: February 15, 2011	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary B. Halsey	Date:	February 15, 2011
Mary B. Halsey President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Robert Lee Whitehead	Date:	February 15, 2011
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Charles F. Sposato	Date:	February 15, 2011
Charles F. Sposato Chairman of the Board and Director

By:	/s/ Matthew G. Bathon	Date:	February 15, 2011
Matthew G. Bathon Director

By:	/s/ William H. Cole, IV	Date:	February 15, 2011
William H. Cole, IV Director

By:	/s/ Brian L. Lockhart	Date:	February 15, 2011
Brian L. Lockhart Director

By:	/s/ Mark W. Saunders	Date:	February 15, 2011
Mark W. Saunders Director

By:	/s/ Thomas L. Vaughan, Sr.	Date:	February 15, 2011
Thomas L. Vaughan, Sr. Director