Form 10-Q
period 2011-03-31
CECIL BANCORP INC
filed 2011-05-13
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

At May 10, 2011, there were 3,706,081 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	March 31, 2011 and December 31, 2010

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three Months Ended March 31, 2011 and 2010)

	Consolidated Statements of Cash Flows	6
	for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Notes to Consolidated Financial Statements	7-19

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	20-27
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	27

ITEM 4T.	Controls and Procedures	27

PART II – OTHER INFORMATION		28-29

SIGNATURES		30

CERTIFICATIONS		31-34

PART I.   Financial Information
ITEM 1.   Financial Statements

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS
	March 31,	December 31,
	2011	2010
	(unaudited)

Cash and due from banks	$25,778	$27,603
Interest bearing deposits with banks	28,418	24,185
Federal funds sold	133	181
Cash and cash equivalents	54,329	51,969
Investment securities:
Securities available-for-sale at fair value	2,166	2,159
Securities held-to-maturity (fair value of $12,819
in 2011 and $9,383 in 2010)	12,958	9,489
Restricted investment securities – at cost	4,382	4,382
Loans receivable	368,132	379,919
Less: Allowance for loan losses	(15,386)	(15,077)
Net loans receivable	352,746	364,842
Other real estate owned	19,483	17,994
Premises and equipment, net	11,652	11,625
Accrued interest receivable	1,538	1,754
Other intangible assets	484	469
Bank owned life insurance	8,124	8,078
Deferred tax assets	10,278	10,270
Other assets	4,231	4,164
TOTAL ASSETS	$482,371	$487,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$350,979	$358,138
Other liabilities	12,175	9,780
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,500	63,500
Other borrowed funds	1,169	1,169
Total liabilities	444,823	449,587

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2011 and 2010	11,090	11,053
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 3,703,358 shares in
2011 and 3,699,096 shares in 2010	37	37
Additional paid in capital	12,288	12,277
Retained earnings	14,093	14,188
Accumulated other comprehensive income	40	53
Total stockholders’ equity	37,548	37,608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$482,371	$487,195

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(dollars in thousands, except per share data)

	2011	2010

INTEREST INCOME:
Interest and fees on loans	$5,826	$6,954
Interest on investment securities	57	45
Dividends on FHLB and FRB stock	17	12
Other interest-earning assets	18	9

Total interest income	5,918	7,020

INTEREST EXPENSE:
Interest expense on deposits	1,261	1,934
Interest expense on junior subordinated debentures	297	278
Interest expense on advances from FHLB	607	608
Interest expense on other borrowed funds	15	-

Total interest expense	2,180	2,820

NET INTEREST INCOME	3,738	4,200

PROVISION FOR LOAN LOSSES	500	910

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,238	3,290

NONINTEREST INCOME:
Deposit account fees	134	147
ATM fees	106	98
Commission income	1	1
Gain on sale of loans	57	14
(Loss) gain on sale of other real estate owned	(5)	48
Loss on investments	(50)	-
Income from bank owned life insurance	46	28
Other

Total noninterest income	363	427

NONINTEREST EXPENSE:
Salaries and employee benefits	1,284	1,333
Occupancy expense	223	220
Equipment and data processing expense	298	318
FDIC deposit insurance premium	192	153
Other real estate owned expense and valuation	696	48
Other

Total noninterest expense	3,474	2,641

NET INCOME BEFORE INCOME TAXES	127	1,076

INCOME TAX EXPENSE	41	425

NET INCOME (CARRIED FORWARD)	$86	$651

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(dollars in thousands, except per share data)

	2011	2010

NET INCOME (BROUGHT FORWARD)	$86	$651

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on
investment securities,
net of deferred taxes	(13)	15

TOTAL COMPREHENSIVE INCOME	$73	$666

NET INCOME	$86	$651

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(181)	(179)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(95)	$472

(Loss) earnings per common share - basic	$(0.03)	$0.13

(Loss) earnings per common share - diluted	$(0.03)	$0.13

Dividends declared per common share	$0.000	$0.000

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(dollars in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86	$651
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	178	151
Provision for loan losses	500	910
Gain on sale of loans	(57)	(14)
Loss (gain) on sale of other real estate owned	5	(48)
Loss on investments	50	-
Loss on premises and equipment	1	-
Increase in cash surrender value of bank owned life insurance	(46)	(28)
Restricted stock awards	-	1
Excess servicing rights	(33)	(8)
Origination of loans held for sale	(2,745)	(744)
Proceeds from sales of loans held for sale	2,776	751
Net change in:
Accrued interest receivable and other assets	963	240
Other liabilities	604	(1,872)
Net cash provided by (used in) operating activities	2,282	(10)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(109)	-
Purchases of investment securities held-to-maturity	(3,898)	(3,950)
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	80	2
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	1,987	848
Net decrease in loans	9,130	2,052
Proceeds from sale of other real estate owned	185	526
Proceeds from premises and equipment	9	-
Purchases of premises and equipment	(157)	(69)
Net cash provided by (used in) investing activities	7,227	(591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,159)	4,386
Net increase in other borrowed funds	-	1,169
Proceeds from issuance of common stock	10	-
Net cash (used in) provided by financing activities	(7,149)	5,555

INCREASE IN CASH AND CASH EQUIVALENTS	2,360	4,954
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,969	35,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,329	$40,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for income taxes	$-	$1,560
Cash paid for interest	$1,888	$2,566
Transfer from loans to other real estate owned	$2,492	$1,172

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

1.           GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010.  These statements are condensed, and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3.           RECENT ACCOUNTING PRONOUNCEMENTS

           In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”   ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ended September 30, 2011 and will be applied retrospectively to January 1, 2011.  As a result of the retrospective application, the Company may identify loans that are newly considered impaired.  The adoption of this ASU is not expected to have a material impact on the Company’s statements of operations and financial condition.

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective for the Company’s reporting period ended March 31, 2012.  The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

4.           EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter.  Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method.   For the three months ended March 31, 2011 and 2010, all 261,538 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  The calculation of net income per common share for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
BASIC AND DILUTED:
Net income	$86,000	$651,000
Preferred stock dividends and discount accretion	(181,000)	(179,000)
Net (loss) income available to common stockholders	$(95,000)	$472,000

Average common shares outstanding	3,700,220	3,689,346
Basic and diluted net (loss) income per share	$(0.03)	$0.13

5.           ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

In November 2009, the Company approved the granting of 60,125 restricted stock awards with a fair market value of $4.00 per share.  The awards vest over a period of five years.  A summary of the Company’s activity and related information for the periods indicated is as follows:

	Three Months Ended		Year Ended
	March 31, 2011		December 31, 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of year	58,144	$4.00	60,125	$4.00
Forfeited	—	—	(408)	4.00
Awarded	—	—	—	—
Released	—	—	(1,573)	4.00

Unvested at end of period	58,144	$4.00	58,144	$4.00

6.           ASSETS MEASURED AT FAIR VALUE

      In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, included in the codification as ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at

March 31, 2011 and December 31, 2010 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Investment securities
available-for-sale
Mutual funds – mortgage securities	$711	$711	$—	$—
Mutual funds – U.S. Government
Securities	675	675	—	—
Equity Securities	341	341	—	—
Mortgage-backed securities	439	—	439	—

Total investment securities available-for-sale	$2,166	$1,727	$439	$—

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Investment securities
available-for-sale
Mutual funds – mortgage securities	$714	$714	$—	$—
Mutual funds – U.S. Government
Securities	676	676	—	—
Equity Securities	359	359	—	—
Mortgage-backed securities	410	—	410	—

Total investment securities available-for-sale	$2,159	$1,749	$410	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at March 31, 2011, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$19,483	$0	$0	$19,483
Impaired loans	54,239	0	0	54,239

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

Junior Subordinated Debentures – The fair value was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Advances from the FHLB - The fair value of FHLB advances was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

Other Borrowed Funds – The fair value was estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

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

The estimated fair values of financial instruments (in thousands) at March 31, 2011 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$54,329	$54,329
Investment securities:
Available-for-sale	2,166	2,166
Held-to-maturity	12,958	12,819
Loans receivable	368,132	435,702
Restricted investment securities	4,382	4,382
Accrued interest receivable	1,538	1,538
Financial liabilities:
Deposits	350,979	322,546
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,500	63,722
Other borrowed funds	1,169	1,168

The estimated fair values of financial instruments (in thousands) at December 31, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$51,969	$51,969
Investment securities:
Available-for-sale	2,159	2,159
Held-to-maturity	9,489	9,383
Loans receivable	379,919	455,262
Restricted investment securities	4,382	4,382
Accrued interest receivable	1,754	1,754
Financial liabilities:
Deposits	358,138	328,870
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,500	63,788
Other borrowed funds	1,169	1,168

8.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at March 31, 2011 and December 31, 2010 are summarized in the following table (in thousands).

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$7	$43	$711
Mutual funds - U.S. Government securities	686	—	11	675
Equity securities	226	115	—	341
Residential mortgage-backed securities	443	3	7	439
	$2,102	$125	$61	$2,166

Held-to-Maturity:
Residential mortgage-backed securities	$7,139	$3	$127	$7,015
SBA securitized loan pools	570	—	9	561
Other debt securities	4,500	—	7	4,493
U. S. Treasury securities and obligations	749	1	—	750
	$12,958	$4	$143	$12,819

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$10	$43	$714
Mutual funds - U.S. Government securities	686	—	10	676
Equity securities	226	133	—	359
Residential mortgage-backed securities	414	—	4	410
	$2,073	$143	$57	$2,159

Held-to-Maturity:
Other	$50	$—	—	$50
Residential mortgage-backed securities	8,689	8	114	8,583
U. S. Treasury securities and obligations	750	—	—	750
	$9,489	$8	$114	$9,383

As of March 31, 2011, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$—	$—	$133	$43	$133	$43
Mutual funds - U.S. Government securities	—	—	675	11	675	11
Residential ,mortgage-backed securities	40	6	266	1	306	7
Held-to-Maturity:
Residential mortgage-backed securities	3,548	76	3,000	51	6,548	127
SBA securitized loan pools	561	9	—	—	561	9
Other debt securities	2,493	7	—	—	2,493	7
	$6,642	$98	$4,074	$106	$10,716	$204

The securities with unrealized holding losses are impaired due to declines in fair value resulting from changes in interest rates. None of these securities have exhibited a decline in value due to changes in credit risk. Additionally, the Company has the intent and ability to hold the mortgage-backed securities until they mature, and the equity securities until the foreseeable future, does not expect to realize losses on any of the investments, and it is more likely than not that we will not be required to sell. Therefore, management does not consider the declines in fair value to be other than temporary.

9.           CREDIT QUALITY OF LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses as of March 31, 2011 and December 31, 2010.

Credit Quality Indicators
As of March 31, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$30,022	$96,490	$5,311	$3,864	$106,456	$10,872	$3,468	$256,483
Special mention	8,063	2,764	-	-	8,228	1,249	-	20,304
Substandard	34,896	16,397	-	-	38,690	1,201	161	91,345
Total	$72,981	$115,651	$5,311	$3,864	$153,374	$13,322	$3,629	$368,132

Credit risk profile based on payment activity:

Performing	$48,335	$99,282	$5,311	$3,864	$130,285	$12,856	$3,625	$303,558
Nonperforming	24,646	16,369	-	-	23,089	466	4	64,574
Total	$72,981	$115,651	$5,311	$3,864	$153,374	$13,322	$3,629	$368,132

Credit Quality Indicators
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$44,036	$99,084	$5,123	$4,156	$110,880	$12,305	$3,628	$279,212
Special mention	4,787	2,919	-	-	19,466	464	-	27,636
Substandard	28,619	15,090	-	-	28,453	744	165	73,071
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Credit risk profile based on payment activity:

Performing	$51,484	$103,447	$4,832	$4,156	$131,671	$12,994	$3,632	$312,216
Nonperforming	25,958	13,646	291	-	27,128	519	161	67,703
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Age Analysis of Past Due Loans Receivable
As of March 31, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$-	$7,218	$-	$-	$757	$3	$4	$7,982
60-89 Days Past Due	3,367	421	-	-	4,503	19	-	8,310
Greater Than 90 Days Past Due	21,279	8,730	-	-	17,829	444	-	48,282
Total Past Due	24,646	16,369	-	-	23,089	466	4	64,574
Current	48,335	99,282	5,311	3,864	130,285	12,856	3,625	303,558
Total Loans Receivable	$72,981	$115,651	$5,311	$3,864	$153,374	$13,322	$3,629	$368,132

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$2,831	$3,025	$-	$-	$5,302	$49	$-	$11,207
60-89 Days Past Due	-	1,203	-	-	6,405	444	-	8,052
Greater Than 90 Days Past Due	19,103	7,986	-	-	19,766	-	-	46,855
Total Past Due	21,934	12,214	-	-	31,473	493	-	66,114
Current	55,508	104,879	5,123	4,156	127,326	13,020	3,793	313,805
Total Loans Receivable	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-	-

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Three Months Ended March 31, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$-	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(125)	(58)	-	-	-	(10)	(12)	-	(205)
Recoveries	-	8	-	-	-	-	6	-	14
Provision	41	514	(19)	-	(597)	445	6	110	500
Ending balance	$7,184	$1,944	$32	$-	$3,858	$1,072	$174	$1,122	$15,386

Ending balance individually evaluated for impairment	$1,950	$620	$-	$-	$2,900	$984	$160	$-	$6,614

Ending balance collectively evaluated for impairment	$5,234	$1,324	$32	$-	$958	$88	$14	$1,122	$8,772

Loans receivable:

Ending balance	$72,981	$115,651	$5,311	$3,864	$153,374	$13,322	$3,629	$-	$368,132

Ending balance individually evaluated for impairment	$34,896	$16,397	$-	$-	$38,690	$1,201	$161	$-	$91,345

Ending balance collectively evaluated for impairment	$38,085	$99,254	$5,311	$3,864	$114,684	$12,121	$3,468	$-	$276,787

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$6,360	$2,168	$45	$-	$3,079	$357	$52	$2,290	$14,351
Charge-offs	(2,431)	(1,235)	-	-	(866)	(100)	(94)	-	(4,726)
Recoveries	-	56	-	-	25	1	30	-	112
Provision	3,339	491	6	-	2,217	379	186	(1,278)	5,340
Ending balance	$7,268	$1,480	$51	$-	$4,455	$637	$174	$1,012	$15,077

Ending balance individually evaluated for impairment	$1,926	$515	$-	$-	$3,116	$540	$161	$-	$6,258

Ending balance collectively evaluated for impairment	$5,342	$965	$51	$-	$1,339	$97	$13	$1,012	$8,819

Loans receivable:

Ending balance	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$-	$379,919

Ending balance individually evaluated for impairment	$28,619	$15,090	$-	$-	$28,453	$744	$165	$-	$73,071

Ending balance collectively evaluated for impairment	$48,823	$102,003	$5,123	$4,156	$130,346	$12,769	$3,628	$-	$306,848

Loans Receivable on Nonaccrual Status
As of March 31, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$25,618	$8,730	$-	$-	$19,447	$444	$-	$54,239
Loans Receivable on Nonaccrual Status
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420

Loan Modifications
As of March 31, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	1	19	1	-	2	-	-	23

Pre-Modification Principal Balance	$984	$4,164	$290	$-	$2,227	$-	$-	$7,665

Post-Modification Principal Balance	$984	$4,125	$290	$-	$2,166	$-	$-	$7,565

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	6	-	-	2	-	-	8

Current Principal Balance	$-	$2,843	$-	$-	$1,339	$-	$-	$4,182

Loan Modifications
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	23	1	1	7	1	1	34

Pre-Modification Principal Balance	$-	$9,051	$290	$984	$9,262	$527	$162	$20,276

Post-Modification Principal Balance	$-	$8,118	$291	$986	$9,071	$519	$161	$19,146

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	6	-	-	2	-	-	8

Current Principal Balance	$-	$2,904	$-	$-	$1,342	$-	$-	$4,246

Impaired Loans
As of and For the Three Months Ended March 31, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$2,848	$1,926	$-	$-	$9,077	$444	$-	$14,295

Related Allowance for Loan Losses	$1,466	$314	$-	$-	$2,065	$444	$-	$4,289

Average Recorded Investment	$3,303	$1,687	$-	$-	$9,536	$222	$-	$14,748

Interest Income Recognized	$-	$6	$-	$-	$-	$-	$-	$6

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$22,770	$6,804	$-	$-	$10,370	$-	$-	$39,944

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$21,992	$6,894	$-	$-	$10,696	$-	$-	$39,582

Interest Income Recognized	$59	$-	$-	$-	$59	$-	$-	$118

Totals:

Unpaid Principal Balance	$25,618	$8,730	$-	$-	$19,447	$444	$-	$54,239

Related Allowance for Loan Losses	$1,466	$314	$-	$-	$2,065	$444	$-	$4,289

Average Recorded Investment	$25,295	$8,581	$-	$-	$20,232	$222	$-	$54,330

Interest Income Recognized	$59	$6	$-	$-	$59	$-	$-	$124

Impaired Loans
As of and For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$3,758	$1,448	$-	$-	$9,995	$-	$-	$15,201

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$3,725	$1,100	$-	$-	$6,842	$-	$-	$11,667

Interest Income Recognized	$2	$19	$-	$-	$377	$-	$-	$398

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,214	$6,984	$-	$-	$11,021	$-	$-	$39,219

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$20,717	$6,753	$-	$-	$7,617	$131	$-	$35,218

Interest Income Recognized	$707	$262	$-	$-	$391	$-	$-	$1,360

Totals:

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$24,442	$7,853	$-	$-	$14,459	$131	$-	$46,885

Interest Income Recognized	$709	$281	$-	$-	$768	$-	$-	$1,758

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

The Bank’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status. The Bank offers a full range of brokerage and investment services through a relationship with Waterford Investor Services, Inc.

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

In order to conserve cash in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to suspend the payment of dividends on the Series A Preferred Stock beginning with the dividend payable February 15, 2010.  We may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full.  Whenever six or more quarterly dividends, whether or not consecutive, have not been paid, the holders of the Series A Preferred Stock will have the right to elect two directors until all accrued but unpaid dividends have been paid in full.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

The Company’s assets decreased by $4.8 million, or 1.0%, to $482.4 million at March 31, 2011 from $487.2 million at December 31, 2010, primarily as a result of a decrease in loans, partially offset by increases in cash and cash equivalents, investment securities held-to-maturity, and other real estate owned.  The decrease in loans also enabled us to not renew higher rate certificates of deposit.

Cash and cash equivalents increased by $2.4 million, or 4.5%, to $54.3 million at March 31, 2011 from $52.0 million at December 31, 2010 due to the decrease in loans receivable, partially offset by the decline in deposits and the purchase of investment securities held-to-maturity.  Investment securities held-to-maturity increased by $3.5 million, or 36.6%, to $13.0 million at March 31, 2011 from $9.5 million at December 31, 2010 primarily due to the investment of excess funds obtained during the quarter.

The gross loans receivable portfolio decreased by $11.8 million, or 3.1%, to $368.1 million at March 31, 2011 from $379.9 million at December 31, 2010, primarily as a result of declines in commercial real estate loans (down $5.4 million, or 3.4%), construction loans (down $4.5 million, or 5.8%), one to four family residential and home equity loans (down $1.4 million, or 1.2%), and land loans (down $292,000, or 7.0%).  The decrease in loans receivable reflects both a tightening of the Bank’s lending standards and diminished loan demand.  Management has also sought to shrink the loan portfolio in order to improve capital ratios.  The allowance for loan losses increased by $309,000, or 2.1%, to $15.4 million at March 31, 2011 from $15.1 million at December 31, 2010 (see “analysis of allowance for loan losses” below).

Other real estate owned increased by $1.5 million, or 8.3%, to $19.5 million at March 31, 2011 from $18.0 million at December 31, 2010 due to the acquisition of additional properties in satisfaction of loans receivable.

The Company’s liabilities decreased $4.8 million, or 1.1%, to $444.8 million at March 31, 2011 from $449.6 million at December 31, 2010.  The decrease in deposits of $7.2 million, or 2.0%, to $351.0 million at March 31, 2011 from $358.1 million at December 31, 2010, was mainly due to declines in certificates of deposit (down $8.9 million, or 3.7%) and regular checking accounts (down $2.8 million, or 10.4%), partially offset by increases in money market certificates (up $2.1 million, or 56.7%), NOW accounts (up $1.5 million, or 4.9%), statement savings accounts (up $504,000, or 5.0%), and IRA certificates of deposit (up $413,000, or 1.7%).  Other liabilities increased $2.4 million, or 24.5%, to $12.2 million at March 31, 2011 from $9.8 million at December 31, 2010 primarily due to a $1.6 million accrual for investments traded but not yet settled, as well as increases in accrued interest payable on junior subordinated debentures, the amount owed to Money Gram Payment Systems for official checks written, and preferred stock dividend payable.

The Company’s stockholders’ equity decreased by $60,000, or 0.2%, to $37.5 million at March 31, 2011 from $37.6 million December 31, 2010.  This decrease is primarily the result of $145,000 in preferred stock cash dividends accrued, partially offset by net income of $86,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net income for the three-month period ended March 31, 2011 was $86,000, a decrease of $565,000 from $651,000 for the same period in 2010. This decrease was primarily the result of decreases in net interest income and noninterest income and an increase in noninterest expense, partially offset by decreases in the provision for loan losses and income tax expense.  Net loss available to common stockholders for the three months ended March 31, 2011 was $95,000 as compared to net income of $472,000 for the three months ended March 31, 2010.  Net income available to common stockholders for the 2011 period reflects $181,000 in dividends and discount accretion on the Series A Preferred Stock compared to $179,000 in dividends and discount accretion during the 2010 period.  Basic and diluted loss per common share were both $0.03 for the three months ended March 31, 2011 as compared to basic and diluted earnings per common share of $0.13 for the three-month period ended March 31, 2010.  The annualized return on average assets and annualized return on average equity were 0.07% and 0.92%, respectively, for the three-month period ended March 31, 2011.  This compares to an annualized return on average assets and annualized return on average equity of 0.51% and 6.99%, respectively, for the same period in 2010.

Net interest income, the Company’s primary source of income, decreased 11.0%, or $462,000, to $3.7 million for the three months ended March 31, 2011, from $4.2 million over the same period in 2010.  The weighted average yield on interest earning assets decreased to 5.84% for the three months ended March 31, 2011 from 6.17% for the three months ended March 31, 2010.  The weighted average rate paid on interest bearing liabilities decreased to 2.00% for the three months ended March 31, 2011 from 2.43% for the three months ended March 31, 2010.  The net interest spread increased to 3.84% from 3.74% and the net interest margin remained level at 3.69% for the three months ended March 31, 2011 and 2010.

Interest and fees on loans decreased by $1.1 million, or 16.2%, to $5.8 million for the three months ended March 31, 2011 from $7.0 million for the three months ended March 31, 2010.  The decrease is primarily attributable to a decrease in the average balance outstanding, as well as a decrease in the weighted-average yield.  The average balance outstanding decreased by $62.0 million, or 14.7%, to $360.8 million for the three months ended March 31, 2011 from $422.8 million for the three months ended March 31, 2010.  The weighted-average yield decreased to 6.46% for the three months ended March 31, 2011 from 6.58% for the three months ended March 31, 2010 due to a general decrease in market rates.

Interest on investment securities increased $12,000, or 26.7%, to $57,000 for the three months ended March 31, 2011 from $45,000 for the three months ended March 31, 2010.  The average balance outstanding increased $4.2 million, or 51.8%, to $12.3 million for the three months ended March 31, 2011 from $8.1 million for the three months ended March 31, 2010.  The weighted-average yield decreased to 1.86% for the three months ended March 31, 2011 from 2.21% for the three months ended March 31, 2010.

Interest on deposits decreased by $673,000, or 34.8%, to $1.3 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010 due to decreases in the weighted-average rate and the average balance outstanding.  The weighted-average rate paid on deposits decreased to 1.42% for the three months ended March 31, 2011 from 2.02% for the three months ended March 31, 2010, reflecting lower market rates.  The average balance outstanding decreased $28.6 million, or 7.5%, to $355.3 million for the three months ended March 31, 2011 from $383.9 million for the same period in 2010.

Interest on junior subordinated debentures increased by $19,000, or 6.8%, to $297,000 for the three months ended March 31, 2011 from $278,000 for the three months ended March 31, 2010 due to an increase in the weighted-average rate resulting from additional expense incurred on previously accrued interest that has not yet been paid.  The weighted-average rate paid increased to 6.99% for the three months ended March 31, 2011 from 6.54% for the three months ended March 31, 2010, while the average balance outstanding remained level at $17.0 million for both periods.

Interest on other borrowed funds increased by $15,000 to $15,000 for the three months ended March 31, 2011 from zero for the three months ended March 31, 2010.  The weighted-average rate paid was 4.94% and the average balance outstanding was $1.2 million for the three months ended March 31, 2011.  Other borrowed funds consist of a first out loan participation sold that was reclassified as a secured borrowing during the first quarter of 2010 in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The provision for loan losses decreased by $410,000, or 45.1%, to $500,000 for the three months ended March 31, 2011 from $910,000 over the same period in 2010 (see “analysis of allowance for loan losses” below).

Noninterest income decreased 15.0%, or $64,000, to $363,000 for the three months ended March 31, 2011, from $427,000 over the same period in 2010 due to a loss on sale of other real estate owned and a loss on investments.  Gain on sale of other real estate owned decreased by $53,000, or 110.4%, to $(5,000) for the three months ended March 31, 2011 from $48,000 for the three months ended March 31, 2010.  A $50,000 loss on investments was recorded in the first quarter 2011 as compared to zero for the same period in 2010.  We fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  Gain on sale of loans increased by $43,000, or 307.1%, to $57,000 for the three months ended March 31, 2011 from $14,000 for the same period in 2010 due to an increase in the volume of fixed rate mortgage loans originated and sold in the secondary market.  Income from bank owned life insurance increased by $18,000, or 64.3%, to $46,000 for the three months ended March 31, 2011 from $28,000 for the same period in 2010 due to a decline in fees charged by the carriers.  Other income decreased $17,000, or 18.7%, to $74,000 for the three months ended March 31, 2011 from $91,000 for the three months ended March 31, 2010 primarily due to a decrease in the Company’s share of income from its investment in Maryland Title Center LLC.

Noninterest expense increased 31.5%, or $833,000, to $3.5 million for the three months ended March 31, 2011, from $2.6 million over the same period in 2010 due to an increase in other real estate owned expense.  Salaries and employee benefits decreased by $49,000, or 3.7%, to $1.3 million for the three months ended March 31, 2011 from $1.3 million for the same period in 2010 primarily due to a decline in supplemental executive retirement plan expense, partially offset by an increase in other employee benefits, primarily health insurance.  Equipment and data processing expense decreased by $20,000, or 6.3%, to $298,000 for the three months ended March 31, 2011 from $318,000 for the three months ended March 31, 2010 primarily due to a decline in small equipment purchases and depreciation expense on furniture and equipment.  FDIC deposit insurance premiums increased $39,000, or 25.5%, to $192,000 for the three months ended March 31, 2011 from $153,000 for the three months ended March 31, 2010.  Other real estate owned expense and valuations increased by $648,000 to $696,000 for the quarter ended March 31, 2011 from $48,000 for the three months ended March 31, 2010 due to an increase in the number and balance of properties owned, as well as the continued decline in real estate market values.  Other expenses increased $212,000, or 37.3%, to $781,000 for the three months ended March 31, 2011 from $569,000 during the same period in 2010.  Increases in loan expense and legal fees relating to nonperforming loan resolution were the primary drivers of this increase.

Income tax expense for the three-month period ended March 31, 2011 was $41,000 as compared to $425,000 for the first quarter of 2010, which equates to effective tax rates of 32.3% and 39.5% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio in dollars (in thousands) and percentage at the indicated dates.

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction	$72,981	19.82%	$77,442	20.38%
1-4 family residential and home equity	115,651	31.42	117,093	30.82
Multi-family residential	5,311	1.44	5,123	1.35
Land	3,864	1.05	4,156	1.09
Commercial	153,374	41.66	158,799	41.80
Total real estate loans	351,181	95.39	362,613	95.44
Commercial business loans	13,322	3.62	13,513	3.56
Consumer loans	3,629	0.99	3,793	1.00
Gross loans	368,132	100.00%	379,919	100.00%
Less: allowance for loan losses	(15,386)		(15,077)
Net loans	$352,746		$364,842

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

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Nonaccrual loans	$54,239	$54,420
Loans 90 days or more past due and still accruing	0	0
Restructured loans	17,025	13,283
Total nonperforming loans	71,264	67,703
Other real estate owned, net	19,483	17,994
Total nonperforming assets	$90,747	$85,697
Nonperforming loans to total loans	19.36%	17.82%
Nonperforming assets to total assets	18.81	17.59
Allowance for loan losses to non-performing loans	21.59	22.27

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

Management determined that the appropriate allowance for loan losses at March 31, 2011 was $15.4 million, (4.18% of total loans), an increase of $309,000 from the $15.1 million allowance (3.97% of total loans) at December 31, 2010.  Annualized net charge-offs for the first three months of 2011 were 0.21% of average loans, while net charge-offs were 1.14% of average loans for the year 2010.  The provision for loan losses required for the first three months of 2011 and 2010 was $500,000 and $910,000, respectively.

A summary of activity in the allowance is shown below.

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2011	December 31, 2010

Balance of allowance, beginning of period	$15,077	$14,351
Loan charge-offs:
Real estate	(183)	(4,532)
Commercial loans	(10)	(100)
Consumer	(12)	(94)
Total charge-offs	(205)	(4,726)
Loan recoveries:
Real estate	8	81
Commercial loans	0	1
Consumer	6	30
Total recoveries	14	112
Net charge-offs	(191)	(4,614)
Provision for loan losses	500	5,340
Balance of allowance, end of period	$15,386	$15,077

Net charge-offs to average loans	0.21%	1.14%
Allowance to total loans	4.18	3.97
Allowance to non-performing loans	21.59	22.27

Analysis of Deposits

The following table sets forth the dollar amount (in thousands) and percentage of deposits in the various types of accounts offered by the Bank at the dates indicated.

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Regular checking	$23,852	6.80%	$26,614	7.43%
NOW accounts	32,444	9.24	30,941	8.64
Passbook savings	11,194	3.19	11,346	3.17
Statement savings	10,619	3.02	10,115	2.82
Money market	11,993	3.42	11,851	3.31
Holiday club	143	0.04	76	0.02
Certificates of deposit	230,249	65.60	239,188	66.79
IRA certificates of deposit	24,777	7.06	24,364	6.80
Money market certificates	5,708	1.63	3,643	1.02
Total deposits	$350,979	100.00%	$358,138	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Company and the Bank as of March 31, 2011 and December 31, 2010.

			Regulatory Minimum
	2011	2010	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio
Consolidated	15.23%	14.47%	10.00%	8.00%
The Bank	15.30	14.49%	10.00	8.00

Tier 1 risk-based capital ratio
Consolidated	12.74%	12.03%	6.00%	4.00%
The Bank	10.65	9.93%	6.00	4.00

Tier 1 leverage ratio
Consolidated	9.91%	9.53%	5.00%	4.00%
The Bank	8.288	7.87%	5.00	4.00

As of March 31, 2011 and December 31, 2010, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page

PART II.      Other Information:

Item 1.  Legal Proceedings -

Not Applicable

Item 1A.Risk Factors -

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the first quarter of 2011.  As of March 31, 2011, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $723,000.

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

CECIL BANCORP, INC.
Date: May 13, 2011	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: May 13, 2011	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)