Form 10-Q
period 2011-06-30
CECIL BANCORP INC
filed 2011-08-12
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q
[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
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

At August 5, 2011, there were 7,419,496 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	June 30, 2011 and December 31, 2010

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three and Six Months Ended June 30, 2011 and 2010)

	Consolidated Statements of Cash Flows	6
	for the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Notes to Consolidated Financial Statements	7-21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	22-30
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	30

ITEM 4T.	Controls and Procedures	30

PART II – OTHER INFORMATION		31-32

SIGNATURES		33

CERTIFICATIONS		34-37

PART I.  Financial Information
ITEM 1. Financial Statements
CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS:
Cash and due from banks	$17,815	$27,603
Interest bearing deposits with banks	19,766	24,185
Federal funds sold	621	181
Total cash and cash equivalents	38,202	51,969
Investment securities:
Securities available-for-sale at fair value	6,341	2,159
Securities held-to-maturity (fair value of $18,918
in 2011 and $9,383 in 2010)	19,051	9,489
Restricted investment securities – at cost	4,364	4,382
Loans receivable	354,079	379,919
Less: allowance for loan losses	(14,010)	(15,077)
Net loans receivable	340,069	364,842
Other real estate owned	22,119	17,994
Premises and equipment, net	11,573	11,625
Accrued interest receivable	1,509	1,754
Other intangible assets	469	469
Bank owned life insurance	8,180	8,078
Deferred tax assets	10,301	10,270
Other assets	9,083	4,164
TOTAL ASSETS	$471,261$	$487,195

LIABILITIES:
Deposits	$342,967	$358,138
Other liabilities	11,982	9,780
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,500	63,500
Other borrowed funds	1,169	1,169
Total liabilities	436,618	449,587

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2011 and 2010	11,127	11,053
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 7,419,496 shares in
2011 and 3,699,096 shares in 2010	74	37
Additional paid in capital	12,298	12,277
Retained earnings	11,140	14,188
Accumulated other comprehensive income	4	53
Total stockholders’ equity	34,643	37,608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$471,261$	$487,195

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six MonthS Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$5,365	$7,186	$11,191	$14,140
Interest on investment securities	97	73	154	118
Dividends on FHLB and FRB stock	17	12	34	24
Other interest income	15	14	33	23
Total interest income	5,494	7,285	11,412	14,305

INTEREST EXPENSE:
Interest expense on deposits	1,125	1,765	2,386	3,699
Interest expense on junior subordinated debentures	179	281	476	559
Interest expense on advances from FHLB	614	615	1,221	1,223
Interest expense on other borrowed funds	9	13	24	13
Total interest expense	1,927	2,674	4,107	5,494

NET INTEREST INCOME	3,567	4,611	7,305	8,811

PROVISION FOR LOAN LOSSES	4,500	1,360	5,000	2,270

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	(933)	3,251	2,305	6,541

NONINTEREST INCOME:
Deposit account fees	140	161	274	308
ATM fees	117	116	223	214
Commission income	-	1	1	2
Gain on sale of loans	30	55	87	69
(Loss) gain on sale of other real estate owned	(140)	137	(145)	185
Loss on investments	-	-	(50)	-
Income from bank owned life insurance	56	55	102	83
Other	75	74	149	165
Total noninterest income	278	599	641	1,026

NONINTEREST EXPENSE:
Salaries and employee benefits	1,405	1,486	2,689	2,819
Occupancy expense	177	174	400	394
Equipment and data processing expense	328	321	626	639
FDIC deposit insurance premiums	632	155	824	308
Other real estate owned expense and valuation	645	17	1,341	65
Other	766	592	1,547	1,161
Total noninterest expense	3,953	2,745	7,427	5,386

NET (LOSS) INCOME BEFORE INCOME TAXES	(4,608)	1,105	(4,481)	2,181

INCOME TAX (BENEFIT) EXPENSE	(1,874)	427	(1,833)	852

NET (LOSS) INCOME (CARRIED FORWARD)	$(2,734)	$678	$(2,648)	$1,329

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET (LOSS) INCOME (BROUGHT FORWARD)	$(2,734)	$678	$(2,648)	$1,329

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on
investment securities,
net of deferred taxes	(36)	9	(49)	24

TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,770)	$687	$(2,697)	$1,353

NET (LOSS) INCOME	$(2,734)	$678	$(2,648)	$1,329

PREFERRED STOCK DIVIDENDS
AND DISCOUNT ACCRETION	(181)	(179)	(362)	(358)

NET (LOSS) INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$(2,915)	$499	$(3,010)	$971

(Loss) earnings per common share - basic	$(0.39)	$0.07	$(0.41)	$0.13

(Loss) earnings per common share - diluted	$(0.39)	$0.07	$(0.41)	$0.13

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(dollars in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,648)	$1,329
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
Depreciation and amortization	387	312
Provision for loan losses	5,000	2,270
Gain on sale of loans	(87)	(69)
Loss (gain) on sale of other real estate owned	145	(185)
Loss on investments	50	-
Gain on premises and equipment	(10)	-
Increase in cash surrender value of bank owned life insurance	(102)	(83)
Restricted stock awards	-	3
Excess servicing rights	(48)	(24)
Origination of loans held for sale	(4,002)	(5,944)
Proceeds from sales of loans held for sale	4,050	6,027
Net change in:
Accrued interest receivable and other assets	(3,348)	(1,238)
Other liabilities	(87)	545
Net cash (used) provided by operating activities	(700)	2,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(4,437)	-
Purchases of investment securities held-to-maturity	(13,834)	(4,423)
Net redemption of restricted investment securities	18	-
Proceeds from sales, maturities, calls and principal
payments of investment securities available-for-sale	171	4
Proceeds from maturities, calls and principal
payments of investment securities held-to-maturity	6,128	1,845
Net decrease in loans	12,950	9,055
Proceeds from sale of other real estate owned	1,267	2,023
Proceeds from premises and equipment	19	-
Purchases of premises and equipment	(199)	(77)
Net cash provided by investing activities	2,083	8,427

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(15,171)	(7,938)
Net decrease in advances from Federal Home Loan Bank of Atlanta	-	(72)
Net increase in other borrowed funds	-	1,169
Proceeds from issuance of common stock	21	8
Net cash used in financing activities	(15,150)	(6,833)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,767)	4,537
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,969	35,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,202	$40,001

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$1,355	$3,127
Cash paid for interest	$3,636	$4,942
Transfer from loans to other real estate owned	$6,862	$2,563

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1.       GENERAL

       In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

       In June, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU No. 2011-05 requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

4.       EARNINGS PER SHARE

       Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and six months ended June 30, 2011 and 2010, all 523,076 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split, effected through a 100% stock dividend, declared by the Board of Directors in May 2011.  The calculation of net (loss) income per common share for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic and diluted:
Net (loss) income	$(2,734,000)	$678,000	$(2,648,000)	$1,329,000
Preferred stock dividends and discount accretion	(181,000)	(179,000)	(362,000)	(358,000)
Net (loss) income available to common stockholders	$(2,915,000)	$499,000	$(3,010,000)	$971,000

Average common shares outstanding	7,412,793	7,378,748	7,406,650	7,378,720

Basic and diluted (loss) income per common share	$(0.39)	$0.07	$(0.41)	$0.13

5.       ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

       In November 2009, the Company approved the granting of 120,250 restricted stock awards with a fair market value of $2.00 per share.  The awards vest over a period of five years.  All restricted stock awards have been adjusted to give retroactive effect to the 2-for-1 stock split declared by the Board of Directors in May 2011.  A summary of the Company’s activity and related information for restricted stock for the periods indicated is as follows:

	Six Months Ended		Year Ended
	June 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	116,288	$2.00	120,250	$2.00
Forfeited	—	—	(816)	2.00
Awarded	—	—	—	—
Released	—	—	(3,146)	2.00
Unvested at end of period	116,288	$2.00	116,288	$2.00

6.       ASSETS MEASURED AT FAIR VALUE

       The Company applies guidance issued by FASB regarding fair value measurements, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  The guidance applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements.  Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  The guidance also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets.  The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period.  The adoption of the guidance did not have any effect on the Company’s financial position or results of operations.  For Level 1 assets, the Company uses quoted prices in active markets.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at June 30, 2011 and December 31, 2010 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
Investment securities
available-for-sale
Mutual funds – mortgage securities	$713	$713	$—	$—
Mutual funds – U.S. Government
Securities	677	677	—	—
Equity Securities	349	349	—	—
SBA securitized loan pools	3,427	—	3,427	—
Mortgage-backed securities	1,175	—	1,175	—

Total investment securities available-for-sale	$6,341	$1,739	$4,602	$—

December 31, 2010
Investment securities
available-for-sale
Mutual funds – mortgage securities	$714	$714	$—	$—
Mutual funds – U.S. Government
Securities	676	676	—	—
Equity Securities	359	359	—	—
Mortgage-backed securities	410	—	410	—

Total investment securities available-for-sale	$2,159	$1,749	$410	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at June 30, 2011, the following table provides in thousands the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.  There have been no changes in valuation techniques for the quarter ended June 30, 2011.  There were no transfers between valuation levels for any assets during the quarter ended June 30, 2011.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$22,119	$—	$—	$22,119
Impaired loans	65,225	—	—	65,255

7.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments (in thousands) at June 30, 2011 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$38,202	$38,202
Investment securities:
Available-for-sale	6,341	6,341
Held-to-maturity	19,051	18,918
Loans receivable	354,079	420,289
Restricted investment securities	4,364	4,364
Accrued interest receivable	1,509	1,509
Financial liabilities:
Deposits	342,967	314,380
Junior subordinated debentures	17,000	17,019
Advances from FHLB	63,500	63,716
Other borrowed funds	1,169	1,168

The estimated fair values of financial instruments (in thousands) at December 31, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$51,969	$51,969
Investment securities:
Available-for-sale	2,159	2,159
Held-to-maturity	9,489	9,383
Loans receivable	379,919	455,262
Restricted investment securities	4,382	4,382
Accrued interest receivable	1,754	1,754
Financial liabilities:
Deposits	358,138	328,870
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,500	63,788
Other borrowed funds	1,169	1,168

8.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at June 30, 2011 and December 31, 2010 are summarized in the following table (in thousands).

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$8	$42	$713
Mutual funds - U.S. Government securities	686	—	9	677
Equity securities	226	123	—	349
SBA securitized loan pools	3,489	—	62	3,427
Residential mortgage-backed securities	1,187	—	12	1,175
	$6,335	$131	$125	$6,341

Held-to-Maturity:
Residential mortgage-backed securities	$7,575	$—	$101	$7,474
SBA securitized loan pools	3,088	—	43	3,045
Other debt securities	7,638	11	—	7,649
U. S. Treasury securities and obligations	750	—	—	750
	$19,051	$11	$144	$18,918

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$10	$43	$714
Mutual funds - U.S. Government securities	686	—	10	676
Equity securities	226	133	—	359
Residential mortgage-backed securities	414	—	4	410
	$2,073	$143	$57	$2,159

Held-to-Maturity:
Other	$50	$—	—	$50
Residential mortgage-backed securities	8,689	8	114	8,583
U. S. Treasury securities and obligations	750	—	—	750
	$9,489	$8	$114	$9,383

As of June 30, 2011, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$—	$—	$134	$42	$134	$42
Mutual funds - U.S. Government securities	—	—	677	9	677	9
SBA securitized loan pools	3,427	62	—	—	3,427	62
Mortgage-backed securities	1,137	9	38	3	1,175	12
Held-to-Maturity:
SBA securitized loan pools	3,045	43	—	—	3,045	43
Mortgage-backed securities	—	—	7,474	101	7,474	101
	$7,609	$114	$8,323	$155	$15,932	$269

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

9.   CREDIT QUALITY OF LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

       The Company has segregated its loan portfolio into seven segments, including construction, 1-4 family residential, multi-family residential, land, commercial real estate, commercial business, and consumer.  The Company’s primary market area is in Northeastern Maryland in Cecil and Harford Counties, so exposure to credit risk is significantly affected by changes in these counties.

       Construction lending primarily involves lending for construction of single family residences, although the Bank does lend funds for the construction of commercial properties and multi-family real estate.  All loans for the construction of speculative sale homes have a loan value ratio of not more than 80%.  The Bank has financed the construction of non-residential properties on a case by case basis.  Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion.  Construction projects are inspected by contracted inspectors or bank personnel.  Construction loans are underwritten on the basis of the estimated value of the property as completed.

       The Bank offers fixed and adjustable conventional mortgage loans on one-to-four family residential dwellings.  Most loans are originated in amounts up to $350,000 on properties located in the Bank’s primary market area.  These loans are generally for terms of 15, 20 and 30 years amortized on a monthly basis with interest and principal due each month.  The Bank retains all adjustable rate mortgage loans it originates and sells the majority of fixed rate loans, primarily to FHLMC, with servicing retained by the Bank.  The retention of adjustable rate loans helps reduce the Bank’s exposure to rising interest rates.  However, it is possible that during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase due to the upward adjustment of the interest cost to the borrower.

       The Bank originates multi-family residential loans in its market area.  These loans are generally larger and involve greater risks that one-to-four family residential loans.  Because payments on these loans are often dependent on the successful operation or management of the property, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios.  The loans typically have terms of 20 to 40 years, with rate adjustments every one, three, or five years.  They generally have imbedded interest rate floors, with no interest rate ceilings, and have no interest rate change limitations.

       The Bank originates loans secured by raw land, which are generally granted to individuals for terms of up to ten years, with interest rate adjustments every one, three, or five years.  Land loans granted to developers have terms of up to three years.  The substantial majority of land loans have a loan-to-value ratio not exceeding 75%.  Land loans have a higher level of risk than loans for the purchase of existing homes since collateral values can only be estimated at the time the loan is approved.  The Bank has sought to minimize this risk by offering such financing primarily to builders and developers to whom the Bank has loaned funds in the past and to persons who have previous experience in such projects.

       The Bank originates commercial real estate loans in its market area.  These loans are generally larger and involve greater risks that one-to-four family residential loans.  Because payments on these loans are often dependent on the successful operation or management of the property, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios.  The loans typically have terms of 20 to 40 years, with rate adjustments every one, three, or five years.  They generally have imbedded interest rate floors, with no interest rate ceilings, and have no interest rate change limitations.  The Bank’s commercial real estate loans are typically secured by retail or wholesale establishments, motels/hotels, service industries, and industrial or warehouse facilities.

       The Bank offers secured and unsecured commercial business loans and lines of credit to businesses located in its primary market area.  Most business loans have a one-year term, with lines of credit can remain open for longer periods.  All owners, partners, and officers must sign the loan agreement.  The security for a business loan depends on the amount borrowed, the business involved, and the strength of the borrower’s firm.  Commercial business lending entails significant risk, as the payments on such loans may depend upon the successful operation or management of the business involved.  Although the Bank attempts to limit its risk of loss on such loans by limiting the amount and the term, and by requiring personal guarantees of the principals of the business, the risk of loss on these loans is substantially greater than the risk of loss from residential real estate lending.

       The Bank’s consumer loans consist of automobile loans, deposit account loans, home improvement loans, and other consumer loans.  The loans are generally offered for terms of up to five years at fixed interest rates.  Consumer loans are generally originated at higher interest rates than residential mortgage loans because of their higher risk.  Repossessed collateral for a defaulted loan may not provide an adequate source of repayment as a result of damage, loss, or depreciation.  In addition, collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

       On an ongoing basis, the Bank assigns a grade to each of its loans.  The internal grades are pass, special mention, substandard, doubtful, and loss.  Loans graded pass are high quality loans where the borrower exhibits a strong balance sheet position and good earnings and cash flow history.  Loans graded special mention show potential weaknesses that deserve the Bank’s close attention.  If these potential weaknesses are not corrected, they may result in deterioration of the repayment prospects for the loan in the Bank’s credit position at some future date.  Substandard loans are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Substandard loans have a well defined weakness that could jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the weaknesses are not corrected.  Loans graded doubtful have all the weaknesses inherent in substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly improbable.  Assets graded loss are considered uncollectible and of such little value that their continuance as an asset is not warranted.  The classification does not mean the loan has absolutely no recovery value, but that it is not practical to defer charging off the loan even though partial recovery may be effected in the future.

       In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of June 30, 2011 and December 31, 2010.

Credit Quality Indicators
As of June 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$27,505	$91,174	$4,710	$2,338	$101,798	$12,115	$3,447	$243,087
Special mention	12,221	9,907	-	-	12,141	746	5	35,020
Substandard	24,702	13,079	-	-	37,963	68	160	75,972
Total	$64,428	$114,160	$4,710	$2,338	$151,902	$12,929	$3,612	$354,079

Credit risk profile based on payment activity:

Performing	$44,008	$99,108	$4,525	$2,338	$136,657	$12,849	$3,443	$302,928
Nonperforming	20,420	15,052	185	-	15,245	80	169	51,151
Total	$64,428	$114,160	$4,710	$2,338	$151,902	$12,929	$3,612	$354,079

Credit Quality Indicators
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$44,036	$99,084	$5,123	$4,156	$110,880	$12,305	$3,628	$279,212
Special mention	4,787	2,919	-	-	19,466	464	-	27,636
Substandard	28,619	15,090	-	-	28,453	744	165	73,071
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Credit risk profile based on payment activity:

Performing	$51,484	$103,447	$4,832	$4,156	$131,671	$12,994	$3,632	$312,216
Nonperforming	25,958	13,646	291	-	27,128	519	161	67,703
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Age Analysis of Past Due Loans Receivable
As of June 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$4,122	$5,934	$185	$-	$1,718	$66	$169	$12,194
60-89 Days Past Due	143	2,922	-	-	-	14	-	3,079
Greater Than 90 Days Past Due	16,155	6,196	-	-	13,527	-	-	35,878
Total Past Due	20,420	15,052	185	-	15,245	80	169	51,151
Current	44,008	99,108	4,525	2,338	136,657	12,849	3,443	302,928
Total Loans Receivable	$64,428	$114,160	$4,710	$2,338	$151,902	$12,929	$3,612	$354,079

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$2,831	$3,025	$-	$-	$5,302	$49	$-	$11,207
60-89 Days Past Due	-	1,203	-	-	6,405	444	-	8,052
Greater Than 90 Days Past Due	19,103	7,986	-	-	19,766	-	-	46,855
Total Past Due	21,934	12,214	-	-	31,473	493	-	66,114
Current	55,508	104,879	5,123	4,156	127,326	13,020	3,793	313,805
Total Loans Receivable	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-	-

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Six Months Ended June 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$-	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(2,036)	(610)	-	-	(2,384)	(1,115)	(16)	-	(6,161)
Recoveries	26	8	-	-	52	-	8	-	94
Provision	(168)	444	(21)	-	365	1,171	9	3,200	5,000
Ending balance	$5,090	$1,322	$30	$-	$2,488	$693	$175	$4,212	$14,010

Ending balance individually evaluated for impairment	$688	$172	$-	$-	$33	$34	$160	$-	$1,087

Ending balance collectively evaluated for impairment	$4,402	$1,150	$30	$-	$2,455	$659	$15	$4,212	$12,923

Loans receivable:

Ending balance	$64,428	$114,160	$4,710	$2,338	$151,902	$12,929	$3,612	$-	$354,079

Ending balance individually evaluated for impairment	$24,702	$13,079	$-	$-	$37,963	$68	$160	$-	$75,972

Ending balance collectively evaluated for impairment	$39,726	$101,081	$4,710	$2,338	$113,939	$12,861	$3,452	$-	$278,107

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$6,360	$2,168	$45	$-	$3,079	$357	$52	$2,290	$14,351
Charge-offs	(2,431)	(1,235)	-	-	(866)	(100)	(94)	-	(4,726)
Recoveries	-	56	-	-	25	1	30	-	112
Provision	3,339	491	6	-	2,217	379	186	(1,278)	5,340
Ending balance	$7,268	$1,480	$51	$-	$4,455	$637	$174	$1,012	$15,077

Ending balance individually evaluated for impairment	$1,926	$515	$-	$-	$3,116	$540	$161	$-	$6,258

Ending balance collectively evaluated for impairment	$5,342	$965	$51	$-	$1,339	$97	$13	$1,012	$8,819

Loans receivable:

Ending balance	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$-	$379,919

Ending balance individually evaluated for impairment	$28,619	$15,090	$-	$-	$28,453	$744	$165	$-	$73,071

Ending balance collectively evaluated for impairment	$48,823	$102,003	$5,123	$4,156	$130,346	$12,769	$3,628	$-	$306,848

Loans Receivable on Nonaccrual Status
As of June 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$18,881	$6,432	$-	$-	$13,528	$-	$-	$38,841
Loans Receivable on Nonaccrual Status
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420

Loan Modifications
As of June 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	29	1	-	9	-	1	40

Pre-Modification Principal Balance	$-	$6,776	$290	$-	$19,429	$-	$162	$26,657

Post-Modification Principal Balance	$-	$6,642	$289	$-	$19,323	$-	$160	$26,414

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	5	-	-	2	-	-	7

Current Principal Balance	$-	$2,398	$-	$-	$1,339	$-	$-	$3,737

Loan Modifications
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	23	1	1	7	1	1	34

Pre-Modification Principal Balance	$-	$9,051	$290	$984	$9,262	$527	$162	$20,276

Post-Modification Principal Balance	$-	$8,118	$291	$986	$9,071	$519	$161	$19,146

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	6	-	-	2	-	-	8

Current Principal Balance	$-	$2,904	$-	$-	$1,342	$-	$-	$4,246

Impaired Loans
As of and For the Six Months Ended June 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$1,989	$663	$-	$-	$-	$-	$-	$2,652

Related Allowance for Loan Losses	$344	$20	$-	$-	$-	$-	$-	$364

Average Recorded Investment	$2,874	$1,056	$-	$-	$4,998	$-	$-	$8,928

Interest Income Recognized	$25	$10	$-	$-	$-	$-	$-	$35

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$16,892	$5,769	$-	$-	$13,528	$-	$-	$36,189

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,053	$6,377	$-	$-	$12,275	$-	$-	$37,705

Interest Income Recognized	$101	$101	$-	$-	$28	$-	$-	$230

Totals:

Unpaid Principal Balance	$18,881	$6,432	$-	$-	$13,528	$-	$-	$38,841

Related Allowance for Loan Losses	$344	$20	$-	$-	$-	$-	$-	$364

Average Recorded Investment	$21,927	$7,433	$-	$-	$17,273	$-	$-	$46,633

Interest Income Recognized	$126	$111	$-	$-	$28	$-	$-	$265

Impaired Loans
As of and For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$3,758	$1,448	$-	$-	$9,995	$-	$-	$15,201

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$3,725	$1,100	$-	$-	$6,842	$-	$-	$11,667

Interest Income Recognized	$2	$19	$-	$-	$377	$-	$-	$398

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,214	$6,984	$-	$-	$11,021	$-	$-	$39,219

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$20,717	$6,753	$-	$-	$7,617	$131	$-	$35,218

Interest Income Recognized	$707	$262	$-	$-	$391	$-	$-	$1,360

Totals:

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$24,442	$7,853	$-	$-	$14,459	$131	$-	$46,885

Interest Income Recognized	$709	$281	$-	$-	$768	$-	$-	$1,758

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

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

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold 11,560 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase 523,076 shares of the Company’s common stock (after adjustment for the 2-for-1 stock split approved by the Board of Directors in May 2011) to the United States Department of the Treasury for an aggregate purchase price of $11.560 million in cash, with $37,000 in offering costs, and net proceeds of $11.523 million. The Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $3.315 per share of common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

The Company’s assets decreased by $15.9 million, or 3.3%, to $471.3 million at June 30, 2011 from $487.2 million at December 31, 2010 primarily as a result of a decrease in loans receivable, partially offset by increases in other real estate owned and other assets.  The decrease in loans enabled us to invest in investment securities and not renew higher rate certificates of deposit.

Cash and cash equivalents decreased by $13.8 million, or 26.5%, to $38.2 million at June 30, 2011 from $52.0 million at December 31, 2010 primarily due to the purchase of investment securities.  Investment securities available-for-sale increased by $4.2 million, or 193.7%, to $6.3 million at June 30, 2011 from $2.1 million at December 31, 2010.  Investment securities held-to-maturity increased by $9.6 million, or 100.8%, to $19.1 million at June 30, 2011 from $9.5 million at December 31, 2010.  The increase in securities is the result of excess funds obtained from the decline in loans receivable.

Gross loans receivable decreased by $25.8 million, or 6.8%, to $354.1 million at June 30, 2011 from $379.9 million at December 31, 2010.  The decrease in loans receivable reflects both a tightening of the Bank’s lending standards and diminished loan demand.  Management has also sought to shrink the loan portfolio in order to improve capital ratios.  During the period, we realized a $13.0 million (16.8%) decrease in construction loans, a $6.9 million (4.3%) decrease in commercial real estate loans, a $2.9 million (2.5%) decrease in one-to-four family residential and home equity loans, a $1.8 million (4.4%) decrease in land loans, a $584,000 (4.3%) decrease in commercial business loans, and a $413,000 (8.1%) decrease in multi-family residential real estate loans.  The allowance for loan losses decreased by $1.1 million, or 7.1%, to $14.0 million at June 30, 2011 from $15.1 million at December 31, 2010 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $4.1 million, or 22.9%, to $22.1 million at June 30, 2011 from $18.0 million at December 31, 2010 due to the acquisition of properties in satisfaction of loans receivable.  Other assets increased by $4.9 million, or 118.1%, to $9.1 million at June 30, 2011 from $4.2 million at December 31, 2010 primarily due to an increase in income taxes receivable.

The Company’s liabilities decreased $13.0 million, or 2.9%, to $436.6 million at June 30, 2011 from $449.6 million at December 31, 2010. Deposits decreased $15.2 million, or 4.2%, to $343.0 million at June 30, 2011 from $358.1 million at December 31, 2010.  Some of the cash received from the decline in loans receivable was used to pay down higher rate certificates of deposit.  Decreases in certificates of deposit (down $17.7 million, or 7.4%) and checking accounts (down $3.0 million, or 11.4%) were partially offset by increases in money market certificates (up $2.9 million, or 79.7%) and NOW accounts (up $1.5 million, or 4.9%).  Other liabilities increased by $2.2 million, or 22.5%, to $12.0 million at June 30, 2011 from $9.8 million at December 31, 2010 primarily due to the accrual for investments traded but not yet settled.

The Company’s stockholders’ equity decreased by $3.0 million, or 7.9%, to $34.6 million at June 30, 2011 from $37.6 million at December 31, 2010.  This decrease is primarily the result of a net loss of $2.6 million and $289,000 in cash dividends accrued on the Series A Preferred Stock.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

Net income for the three month period ended June 30, 2011 decreased $3.4 million, or 503.2% to a loss of $2.7 million as compared to net income for the same period in 2010 of $678,000. This decrease was primarily the result of decreases in net interest income and noninterest income, and increases in the provision for loan losses and noninterest expense, partially offset by a decrease in income tax expense.  Net income available to common stockholders for the three month period ended June 30, 2011 decreased $3.4 million, or 684.2%, to a loss of $2.9 million as compared to net income available to common stockholders for the same period in 2010 of $499,000.  Net income or loss available to common stockholders for 2011 and 2010 reflects the net income or loss for the period, as well as dividend accruals and discount accretion on the Series A Preferred Stock totaling $181,000 and $179,000, respectively.  Basic and diluted loss per common share were both $0.39 for the second quarter of 2011, a decrease of 657.1%, from basic and diluted earnings per share of $0.07 for the same period in 2010.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -2.30% and -29.26% respectively, for the three-month period ended June 30, 2011. This compares to an annualized return on average assets and annualized return on average equity of 0.53% and 7.15% respectively, for the same period in 2010.

Net interest income, the Company’s primary source of income, decreased 22.6%, or $1.0 million, to $3.6 million for the three months ended June 30, 2011, from $4.6 million over the same period in 2010.  The weighted average yield on interest earning assets decreased to 5.56% for the three months ended June 30, 2011 from 6.50% for the three months ended June 30, 2010.  The weighted average rate paid on interest bearing liabilities decreased to 1.80% for the three months ended June 30, 2011 from 2.32% for the three months ended June 30, 2010.  The net interest margin decreased to 3.61% for the three months ended June 30, 2011 as compared to 4.12% for the same period in 2010.

Interest and fees on loans decreased by $1.8 million, or 25.3%, to $5.4 million for the three months ended June 30, 2011 from $7.2 million for the three months ended June 30, 2010.  The decrease is attributable to decreases in the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $69.3 million, or 16.6%, to $348.2 million for the three months ended June 30, 2011 from $417.5 million for the three months ended June 30, 2010.  The weighted-average yield decreased to 6.16% for the three months ended June 30, 2011 from 6.89% for the three month period ended June 30, 2010.

Interest on investment securities increased $24,000, or 32.9%, to $97,000 for the three months ended June 30, 2011 from $73,000 for the three months ended June 30, 2010.  The average balance outstanding increased $10.4 million to $19.6 million for the three months ended June 30, 2011 from $9.2 million over the three months ended June 30, 2010.  The weighted-average yield decreased to 1.97% for the three months ended June 30, 2011 from 3.16% for the three months ended June 30, 2010.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased by $5,000, or 41.7%, to $17,000 for the three months ended June 30, 2011 from $12,000 for the three months ended June 30, 2010.  The average balance outstanding remained unchanged at $4.4 million for the three months ended June 30, 2011 and 2010.  The weighted-average yield increased to 1.56% for the three months ended June 30, 2011 from 1.09% for the three months ended June 30, 2010.

Interest on deposits decreased $640,000, or 36.3%, to $1.1 million for the three months ended June 30, 2011 from $1.8 million for the three months ended June 30, 2010.  The average balance outstanding decreased $32.4 million, or 8.6%, to $346.3 million for the three months ended June 30, 2011 from $378.6 million for the three months ended June 30, 2010.  The weighted-average rate paid decreased to 1.30% for the three months ended June 30, 2011 from 1.86% for the three months ended June 30, 2010.  Interest expense on junior subordinated debentures decreased $102,000, or 36.3%, to $179,000 for the three months ended June 30, 2011 from $281,000 for the three months ended June 30, 2010.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 4.20% and 6.62%, respectively, for the three months ended June 30, 2011 and 2010.

The provision for loan losses increased by $3.1 million to $4.5 million for the three months ended June 30, 2011 from $1.4 million over the same period in 2010 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased 53.6%, or $321,000, to $278,000 for the three months ended June 30, 2011, from $599,000 over the same period in 2010.  Deposit account fees decreased by $21,000, or 13.0%, to $140,000 for the three months ended June 30, 2011 from $161,000 for the same period in 2010.  Gain on sale of loans decreased $25,000, or 45.5%, to $30,000 for the three months ended June 30, 2011 from $55,000 for the three months ended June 30, 2010 due to a decline in the volume of refinanced fixed rate mortgages, which are sold to FHLMC.  Gain on sale of other real estate owned decreased $277,000, or 202.2%, to a loss of $140,000 for the three months ended June 30, 2011 from a gain of $137,000 for the three months ended June 30, 2010.

Noninterest expense increased 44.0%, or $1.2 million, to $4.0 million for the three months ended June 30, 2011, from $2.7 million over the same period in 2010.  Salaries and employee benefits decreased $81,000, or 5.5%, to $1.4 million for the three months ended June 30, 2011, as compared to $1.5 million for the same period in 2010 primarily due to a decline in supplemental executive retirement plan expense.  FDIC deposit insurance premiums increased by $477,000 to $632,000 for the three months ended June 30, 2011 from $155,000 for the three months ended June 30, 2010 due to an increase in the assessment rate.  Other real estate owned expense and valuation increased by $628,000 to $645,000 for the three months ended June 30, 2011 from $17,000 for the three months ended June 30, 2010 due to an increase in the number and balance of properties owned, as well as the continued decline in real estate market values.  Other noninterest expense increased by $174,000, or 29.4%, to $766,000 for the quarter ended June 30, 2011 from $592,000 for the same period in 2010.  This increase is primarily due to increases in legal fees and collection expense as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.

Income tax benefit for the three-month period ended June 30, 2011 was $1.9 million, as compared to expense of $427,000 for the same period in 2010, which equates to effective tax rates of 40.7% and 38.6%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net loss for the six month period ended June 30, 2011 was $2.6 million as compared to net income for the same period in 2010 of $1.3 million.  This decrease was primarily the result of decreases in net interest income and noninterest income and increases in the provision for loan losses and noninterest expense, partially offset by a decrease in income tax expense.  Net loss available to common stockholders for the six month period ended June 30, 2011 was $3.0 million as compared to net income available to common stockholders for the same period in 2010 of $971,000.  Net loss available to common stockholders for the 2011 period reflects $362,000 in dividends and discount accretion on the Series A Preferred Stock in addition to the net loss for the period.  Net income available to common stockholders for the 2010 period reflects the net income for the period partially offset by $358,000 in dividend accruals and discount accretion on the Series A Preferred Stock.  Basic and diluted loss per common share were both $0.41 for the six-month period ended June 30, 2011 as compared to basic and diluted earnings per common share of $0.13 for the same period in 2010.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -1.10% and -14.15% respectively, for the six-month period ended June 30, 2011. This compares to an annualized return on average assets and annualized return on average equity of 0.52% and 7.07% respectively, for the same period in 2010.

Net interest income, the Company’s primary source of income, decreased 17.1%, or $1.5 million, to $7.3 million for the six months ended June 30, 2011, from $8.8 million over the same period in 2010.  The weighted-average yield on interest earning assets decreased to 5.70% for the six months ended June 30, 2011 from 6.33% for the six months ended June 30, 2010.  The weighted-average rate paid on interest bearing liabilities decreased to 1.90% for the six months ended June 30, 2011 from 2.38% for the six months ended June 30, 2010.  The net interest margin was 3.65% for the six months ended June 30, 2011 as compared to 3.90% for the same period in 2010.

Interest and fees on loans decreased by $2.9 million, or 20.9%, to $11.2 million for the six months ended June 30, 2011 from $14.1 million for the six months ended June 30, 2010.  The decrease is attributable to decreases in the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $65.7 million to $354.5 million for the six months ended June 30, 2011 from $420.1 million for the six months ended June 30, 2010.  The weighted-average yield decreased to 6.31% for the six months ended June 30, 2011 from 6.73% for the six months ended June 30, 2010.

Interest on investment securities increased $36,000, or 30.5%, to $154,000 for the six months ended June 30, 2011 from $118,000 for the six months ended June 30, 2010.  The average balance outstanding increased $7.3 million, or 84.0%, to $16.0 million for the six months ended June 30, 2011 from $8.7 million for the six months ended June 30, 2010.  The weighted-average yield decreased to 1.92% for the six months ended June 30, 2011 from 2.72% for the six months ended June 30, 2010.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $10,000 to $34,000 for the six months ended June 30, 2011 from $24,000 for the six months ended June 30, 2010.  The average balance outstanding remained level at $4.4 million for the six months ended June 30, 2011 and 2010.  The weighted-average yield increased to 1.56% for the six months ended June 30, 2011 from 1.10% for the six months ended June 30, 2010.

Interest on deposits decreased $1.3 million, or 35.5%, to $2.4 million for the six months ended June 30, 2011 from $3.7 million for the six months ended June 30, 2010.  The average balance outstanding decreased $30.5 million, or 8.0%, to $350.7 million for the six months ended June 30, 2011 from $381.2 million for the six months ended June 30, 2010.  The weighted-average rate paid decreased to 1.36% for the six months ended June 30, 2011 from 1.94% for the six months ended June 30, 2010.  Interest expense on junior subordinated debentures decreased $83,000, or 14.9%, to $476,000 for the six months ended June 30, 2011 from $559,000 for the six months ended June 30, 2010.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 5.60% and 6.58%, respectively, for the six months ended June 30, 2011 and 2010.  Interest expense on other borrowed funds (consisting of a first out loan participation accounted for as a secured borrowing) increased $11,000, or 84.6%, to $24,000 for the six months ended June 30, 2011 from $13,000 for the six months ended June 30, 2010.  The average balance outstanding was $1.2 million and the weighted average rate was 4.17% for the six months ended June 30, 2011.  The average balance outstanding was $607,000 and the weighted average rate was 4.44% for the six months ended June 30, 2010.

The provision for loan losses increased by $2.7 million to $5.0 million for the six months ended June 30, 2011 from $2.3 million over the same period in 2010 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased 37.5%, or $385,000, to $641,000 for the six months ended June 30, 2011, from $1.0 million over the same period in 2010.  Deposit account fees decreased by $34,000, or 11.0%, to $274,000 for the six months ended June 30, 2011 from $308,000 for the six months ended June 30, 2010.  Gain on sale of loans increased $18,000, or 26.1%, to $87,000 for the six months ended June 30, 2011 from $69,000 for the six months ended June 30, 2010 due to an increase in the volume of refinanced fixed rate mortgages, which are sold to FHLMC.  Gain on sale of other real estate owned decreased $330,000, or 178.4%, to a loss of $145,000 for the six months ended June 30, 2011, as compared to a gain of $185,000 for the six months ended June 30, 2010.  A $50,000 loss on investments was recorded in the first six months of 2011 as compared to zero for the same period in 2010.  We fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  Income from bank owned life insurance increased $19,000 to $102,000 for the six months ended June 30, 2011 from $83,000 for the six months ended June 30, 2010.  Other income decreased $16,000, or 9.7%, to $149,000 for the six months ended June 30, 2011 from $165,000 for the same period in 2010, primarily due to a decrease in income earned on our investment in Maryland Title Center LLC.

Noninterest expense increased 37.9%, or $2.0 million, to $7.4 million for the six months ended June 30, 2011 from $5.4 million over the same period in 2010.  Salaries and employee benefits decreased $130,000, or 4.6%, to $2.7 million for the six months ended June 30, 2011, as compared to $2.8 million for the same period in 2010 primarily due to declines in supplemental executive retirement plan expense.  FDIC deposit insurance premiums increased by $516,000 to $824,000 for the six months ended June 30, 2011 from $308,000 for the six months ended June 30, 2010 due to an increase in the assessment rate.  Other real estate owned expense and valuation increased by $1.3 million to $1.3 million for the six months ended June 30, 2011 from $65,000 for the six months ended June 30, 2010 due to an increase in the number and balance of properties owned, as well as the continued decline in real estate market values.  Other noninterest expense increased by $386,000, or 33.3%, to $1.5 million for the six months ended June 30, 2011 from $1.2 million for the six months ended June 30, 2010.  This increase is primarily due to increases in legal fees and collection expense as a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.

Income tax benefit for the six-month period ended June 30, 2011 was $1.8 million, as compared to $852,000 for the same period in 2010.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction	$64,427	18.20%	$77,442	20.38%
1-4 family residential and home equity	114,160	32.24	117,093	30.82
Multi-family residential	4,710	1.33	5,123	1.35
Land	2,338	0.66	4,156	1.09
Commercial	151,902	42.90	158,799	41.80
Total real estate loans	337,537	95.33	362,613	95.44
Commercial business loans	12,929	3.65	13,513	3.56
Consumer loans	3,613	1.02	3,793	1.00
Gross loans	354,079	100.00%	379,919	100.00%
Less: allowance for loan losses	(14,010)		(15,077)
Net loans	$340,069		$364,842

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

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Nonaccrual loans	$38,841	$54,420
Loans 90 days or more past due and still accruing	0	0
Restructured loans	26,414	13,283
Total nonperforming loans	65,255	67,703
Other real estate owned, net	22,119	17,994
Total nonperforming assets	$87,374	$85,697
Nonperforming loans to total loans	18.43%	17.82%
Nonperforming assets to total assets	18.54	17.59
Allowance for loan losses to non-performing loans	21.47	22.27

Nonperforming assets increased due to increases in restructured loans and other real estate owned, which offset a decline in nonaccrual loans.  The increase in other real estate owned reflects the resolution of certain nonaccrual loans, while restructured loans increased due to the Bank’s continuing efforts to work with borrowers.

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

Management determined that the appropriate allowance for loan losses at June 30, 2011 was $14.0 million, (3.96% of total loans), a decrease of $1.1 million from the $15.1 million allowance (3.97% of total loans) at December 31, 2010.  Annualized net charge-offs for the first six months of 2011 were 3.42% of average loans, while net charge-offs were 1.14% of average loans for the year 2010.  The provision for loan losses required for the first six months of 2011 and 2010 was $5.0 million and $2.3 million, respectively.

A summary of activity in the allowance is shown below.

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2011	December 31, 2010

Balance of allowance, beginning of period	$15,077	$14,351
Loan charge-offs:
Real estate	(5,030)	(4,532)
Commercial loans	(1,115)	(100)
Consumer	(16)	(94)
Total charge-offs	(6,161)	(4,726)
Loan recoveries:
Real estate	86	81
Commercial loans	0	1
Consumer	8	30
Total recoveries	94	112
Net charge-offs	(6,067)	(4,614)
Provision for loan losses	5,000	5,340
Balance of allowance, end of period	$14,010	$15,077

Net charge-offs to average loans	3.42%	1.14%
Allowance to total loans	3.96	3.97
Allowance to non-performing loans	21.47	22.27

Analysis of Deposits

The following table sets forth the dollar amount (in thousands) of deposits in the various types of accounts offered by the Bank at the dates indicated.

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Regular checking	$23,572	6.87%	$26,614	7.43%
NOW accounts	32,459	9.46	30,941	8.64
Passbook savings	11,677	3.40	11,346	3.17
Statement savings	10,453	3.05	10,115	2.82
Money market	12,216	3.56	11,851	3.31
Holiday club	200	0.06	76	0.02
Certificates of deposit	221,507	64.59	239,188	66.79
IRA certificates of deposit	24,338	7.10	24,364	6.80
Money market certificates	6,545	1.91	3,643	1.02
Total deposits	$342,967	100.00%	$358,138	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Company and the Bank as of June 30, 2011 and December 31, 2010.

			Regulatory Minimum
	2011	2010	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio
Consolidated	13.58%	14.47%	10.00%	8.00%
The Bank	13.69	14.49%	10.00	8.00

Tier 1 risk-based capital ratio
Consolidated	10.82%	12.03%	6.00%	4.00%
The Bank	8.99	9.93%	6.00	4.00

Tier 1 leverage ratio
Consolidated	8.52%	9.53%	5.00%	4.00%
The Bank	7.05	7.87%	5.00	4.00

       As of June 30, 2011 and December 31, 2010, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4.   Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.               Other Information:

Item 1.   Legal Proceedings -

 Not Applicable

Item 1A. Risk Factors -

Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the second quarter of 2011.  As of June 30, 2011, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $867,000.

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
Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications
101	Interactive Data Files *
* Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECIL BANCORP, INC.
Date: August 12, 2011	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: August 12, 2011	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)