Form 10-Q
period 2011-09-30
CECIL BANCORP INC
filed 2011-11-10
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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

At November 2, 2011, there were 7,419,496 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	September 30, 2011 and December 31, 2010

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three and Nine Months Ended September 30, 2011 and 2010)

	Consolidated Statements of Cash Flows	6
	for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Notes to Consolidated Financial Statements	7-21

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	22-31
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II – OTHER INFORMATION		31-32

SIGNATURES		33

CERTIFICATIONS		34-37

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks$17,934	$17,934	$27,603
Interest bearing deposits with banks	20,713	24,185
Federal funds sold	87	181
Total cash and cash equivalents	38,734	51,969
Investment securities:
Securities available-for-sale at fair value	9,733	2,159
Securities held-to-maturity (fair value of $15,023
in 2011 and $9,383 in 2010)	15,078	9,489
Restricted investment securities – at cost	4,329	4,382
Loans receivable	345,836	379,919
Less: allowance for loan losses	(13,724)	(15,077)
Net loans receivable	332,112	364,842
Other real estate owned	24,986	17,994
Premises and equipment, net	11,554	11,625
Accrued interest receivable	1,513	1,754
Other intangible assets	469	469
Bank owned life insurance	8,235	8,078
Deferred tax assets	10,308	10,270
Other assets	11,887	4,164
TOTAL ASSETS	$468,938	$487,195

LIABILITIES:
Deposits	$342,737	$358,138
Other liabilities	10,790	9,780
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,500	63,500
Other borrowed funds	1,169	1,169
Total liabilities	435,196	449,587

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2011 and 2010	11,164	11,053
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 7,419,496 shares in
2011 and 3,699,096 shares in 2010	74	37
Additional paid in capital	12,298	12,277
Retained earnings	10,212	14,188
Accumulated other comprehensive (loss) income	(6)	53
Total stockholders’ equity	33,742	37,608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,938	$487,195

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,130	$6,903	$16,321	$21,043
Interest on investment securities	61	59	215	177
Dividends on FHLB and FRB stock	17	14	51	38
Other interest income	11	15	44	38
Total interest income	5,219	6,991	16,631	21,296

INTEREST EXPENSE:
Interest expense on deposits	1,076	1,580	3,462	5,279
Interest expense on junior subordinated debentures	176	290	652	849
Interest expense on advances from FHLB	620	621	1,841	1,844
Interest expense on other borrowed funds	20	15	44	28
Total interest expense	1,892	2,506	5,999	8,000

NET INTEREST INCOME	3,327	4,485	10,632	13,296

PROVISION FOR LOAN LOSSES	958	960	5,958	3,230

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,369	3,525	4,674	10,066

NONINTEREST INCOME:
Deposit account fees	151	149	425	457
ATM fees	116	112	339	326
Commission income	-	-	1	2
Gain on sale of loans	44	90	131	159
(Loss) gain on sale of other real estate owned	(141)	-	(286)	185
Loss on investments	-	-	(50)	-
Income from bank owned life insurance	55	61	157	144
Other	75	82	224	247
Total noninterest income	300	494	941	1,520

NONINTEREST EXPENSE:
Salaries and employee benefits	1,299	1,360	3,988	4,179
Occupancy expense	237	176	637	570
Equipment and data processing expense	331	321	957	960
FDIC deposit insurance premiums	52	157	876	465
Other real estate owned expense and valuation	298	550	1,639	615
Loan collection expense	823	17	1,337	179
Legal fees	482	156	808	369
Other	432	219	1,139	1,005
Total noninterest expense	3,954	2,956	11,381	8,342

NET (LOSS) INCOME BEFORE INCOME TAXES	(1,285)	1,063	(5,766)	3,244

INCOME TAX (BENEFIT) EXPENSE	(537)	408	(2,370)	1,260

NET (LOSS) INCOME (CARRIED FORWARD)	$(748)	$655	$(3,396)	$1,984

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET (LOSS) INCOME (BROUGHT FORWARD)	$(748)	$655	$(3,396)	$1,984

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on
investment securities,
net of deferred taxes	(10)	22	(59)	46

TOTAL COMPREHENSIVE (LOSS) INCOME	$(758)	$677	$(3,455)	$2,030

NET (LOSS) INCOME	$(748)	$655	$(3,396)	$1,984

PREFERRED STOCK DIVIDENDS
AND DISCOUNT ACCRETION	(182)	(179)	(544)	(537)

NET (LOSS) INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$(930)	$476	$(3,940)	$1,447

(Loss) earnings per common share - basic	$(0.13)	$0.06	$(0.53)	$0.20

(Loss) earnings per common share - diluted	$(0.13)	$0.06	$(0.53)	$0.20

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (dollars in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,396)	$1,984
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	651	472
Provision for loan losses	5,958	3,230
Gain on sale of loans	(131)	(159)
Loss (gain) on sale of other real estate owned	286	(185)
Loss on investments	50	-
Loss on premises and equipment	22	-
Income from bank owned life insurance	(157)	(144)
Other real estate owned valuation	1,415	462
Restricted stock awards	-	5
Excess servicing rights	(69)	(69)
Origination of loans held for sale	(5,798)	(10,130)
Proceeds from sales of loans held for sale	5,872	10,272
Net change in:
Accrued interest receivable and other assets	(7,482)	(580)
Other liabilities	577	(1,152)
Net cash (used in) provided by operating activities	(2,202)	4,006
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(8,119)	-
Purchases of investment securities held-to-maturity	(17,519)	(5,492)
Net redemption of restricted investment securities	53	11
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	419	7
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	11,697	2,866
Net decrease in loans	16,429	19,673
Proceeds from sale of other real estate owned	1,707	2,231
Proceeds from sale of premises and equipment	20	-
Purchases of premises and equipment - net	(340)	(138)
Net cash provided by investing activities	4,347	19,158
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(15,401)	(19,310)
Net decrease in advances from Federal Home Loan Bank of Atlanta	-	(71)
Net increase in other borrowed funds	-	1,169
Proceeds from issuance of common stock	21	22
Net cash used in financing activities	(15,380)	(18,190)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,235)	4,974
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,969	35,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,734	$40,438

Supplemental disclosures of cash flows information:
Cash paid for income taxes	$1,355	$3,917
Cash paid for interest	$5,342	$7,202
Transfer of loans to other real estate owned	$10,400	$9,706

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1.           GENERAL

In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3.           RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”   ASU No. 2011-02 provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ended September 30, 2011 and were applied retrospectively to January 1, 2011.  As a result of the retrospective application, the Company may have identified loans that are newly considered impaired.  The adoption of this ASU did not have a material impact on the Company’s statements of operations and financial condition.

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

4.           EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and nine months ended September 30, 2011 and 2010, all 523,076 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split, effected through a 100% stock dividend, declared by the Board of Directors in May 2011.  The calculation of net (loss) income per common share for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic and diluted:
Net (loss) income	$(748,000)	$655,000	$(3,396,000)	$1,984,000
Preferred stock dividends and discount accretion	(182,000)	(179,000)	(544,000)	(537,000)
Net (loss) income available to common stockholders	$(930,000)	$476,000	$(3,940,000)	$1,447,000

Average common shares outstanding	7,419,496	7,390,219	7,410,979	7,382,595

Basic and diluted (loss) income per common share	$(0.13)	$0.06	$(0.53)	$0.20

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

	Nine Months Ended		Year Ended
	September 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Un Unvested at beginning of period	116,288	$2.00	120,250	$2.00
For Forfeited	(918)	2.00	(816)	2.00
Aw Awarded	—	—	—	—
Re Released	—	—	(3,146)	2.00
Un Unvested at end of period	115,370	$2.00	116,288	$2.00

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

	Fair Value Measurments at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011
Investment securities available-for-sale
Mutual funds – mortgage securities	$713	$713	$—	$—
Mutual funds – U.S. Government
Securities	678	678	—	—
Equity Securities	288	288	—	—
SBA securitized loan pools	4,383	—	4,383	—
Other debt securities	1,253	—	1,253	—
Mortgage-backed securities	2,418	—	2,418	—

Total investment securities available-for-sale	$9,733	$1,679	$8,054	$—

December 31, 2010
Investment securities available-for-sale
Mutual funds – mortgage securities	$714	$714	$—	$—
Mutual funds – U.S. Government
Securities	676	676	—	—
Equity Securities	359	359	—	—
Mortgage-backed securities	410	—	410	—

Total investment securities available-for-sale	$2,159	$1,749	$410	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at September 30, 2011, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.  There have been no changes in valuation techniques for the quarter ended September 30, 2011.  There were no transfers between valuation levels for any assets during the quarter ended September 30, 2011.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned	$24,986	$—	$—	$24,986
Impaired loans	38,767	—	—	38,767

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

Other Borrowed Funds – The fair value was estimated by computing the discounted value of contractual cash flows at current interest rates for obligations with similar remaining terms.

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

The estimated fair values of financial instruments (in thousands) at September 30, 2011 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$38,734	$38,734
Investment securities:
Available-for-sale	9,733	9,733
Held-to-maturity	15,078	15,023
Loans receivable	345,836	420,883
Restricted investment securities	4,329	4,329
Accrued interest receivable	1,513	1,513
Financial liabilities:
Deposits	342,737	324,485
Junior subordinated debentures	17,000	16,914
Advances from FHLB	63,500	63,740
Other borrowed funds	1,169	1,168

The estimated fair values of financial instruments (in thousands) at December 31, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$51,969	$51,969
Investment securities:
Available-for-sale	2,159	2,159
Held-to-maturity	9,489	9,383
Loans receivable	379,919	455,262
Restricted investment securities	4,382	4,382
Accrued interest receivable	1,754	1,754
Financial liabilities:
Deposits	358,138	328,870
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,500	63,788
Other borrowed funds	1,169	1,168

8.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at September 30, 2011 and December 31, 2010 are summarized in the following table (in thousands).

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
Mutual funds - mortgage securities	$747	$7	$41	$713
Mutual funds - U.S. Government securities	686	—	8	678
Equity securities	226	62	—	288
SBA securitized loan pools	4,400	14	31	4,383
Other debt securities	1,250	3	—	1,253
Residential mortgage-backed securities	2,434	5	21	2,418
	$9,743	$91	$101	$9,733

Held-to-Maturity:
Residential mortgage-backed securities	$6,564	$22	$54	$6,532
SBA securitized loan pools	2,329	—	37	2,292
Other debt securities	5,435	14	—	5,449
U. S. Treasury securities and obligations	750	—	—	750
	$15,078	$36	$91	$15,023

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$10	$43	$714
Mutual funds - U.S. Government securities	686	—	10	676
Equity securities	226	133	—	359
Residential mortgage-backed securities	414	—	4	410
	$2,073	$143	$57	$2,159

Held-to-Maturity:
Other	$50	$—	—	$50
Residential mortgage-backed securities	8,689	8	114	8,583
U. S. Treasury securities and obligations	750	—	—	750
	$9,489	$8	$114	$9,383

As of September 30, 2011, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds - mortgage securities	$—	$—	$135	$41	$135	$41
Mutual funds – U.S. Government securities	—	—	678	8	678	8
SBA securitized loan pools	3,280	31	—	—	3,280	31
Mortgage-backed securities	1,856	18	37	3	1,893	21
Held-to-Maturity:
Mortgage-backed securities	2,823	32	1,956	22	4,779	54
SBA securitized loan pools	2,292	37	—	—	2,292	37
	$10,251	$118	$2,806	$74	$13,057	$192

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

Construction lending primarily involves lending for construction of single family residences, although the Bank does lend funds for the construction of commercial properties and multi-family real estate.  All loans for the construction of speculative sale homes have a loan-to-value ratio of not more than 80%.  The Bank has financed the construction of non-residential properties on a case by case basis.  Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion.  Construction projects are inspected by contracted inspectors or bank personnel.  Construction loans are underwritten on the basis of the estimated value of the property as completed.

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

The Bank originates multi-family residential loans in its market area.  These loans are generally larger and involve greater risks than one-to-four family residential loans.  Because payments on these loans are often dependent on the successful operation or management of the property, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios.  The loans typically have terms of 20 to 40 years, with rate adjustments every one, three, or five years.  They generally have imbedded interest rate floors, with no interest rate ceilings, and have no interest rate change limitations.

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

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of September 30, 2011 and December 31, 2010.

Credit Quality Indicators
As of September 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$24,729	$88,122	$4,489	$2,136	$121,563	$6,979	$3,000	$251,018
Special mention	10,393	9,956	-	-	10,492	740	9	31,590
Substandard	29,096	13,305	-	-	16,146	4,521	160	63,228
Total	$64,218	$111,383	$4,489	$2,136	$148,201	$12,240	$3,169	$345,836

Credit risk profile based on payment activity:

Performing	$39,307	$98,475	$4,489	$2,136	$133,317	$12,079	$3,009	$292,812
Nonperforming	24,911	12,908	-	-	14,884	161	160	53,024
Total	$64,218	$111,383	$4,489	$2,136	$148,201	$12,240	$3,169	$345,836

Credit Quality Indicators
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$44,036	$99,084	$5,123	$4,156	$110,880	$12,305	$3,628	$279,212
Special mention	4,787	2,919	-	-	19,466	464	-	27,636
Substandard	28,619	15,090	-	-	28,453	744	165	73,071
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Credit risk profile based on payment activity:

Performing	$51,484	$103,447	$4,832	$4,156	$131,671	$12,994	$3,632	$312,216
Nonperforming	25,958	13,646	291	-	27,128	519	161	67,703
Total	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Age Analysis of Past Due Loans Receivable
As of September 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$955	$4,069	$-	$-	$4,418	$161	$160	$9,763
60-89 Days Past Due	2,167	1,705	-	-	622	-	-	4,494
Greater Than 90 Days Past Due	21,789	7,134	-	-	9,844	-	-	38,767
Total Past Due	24,911	12,908	-	-	14,884	161	160	53,024
Current	39,307	98,475	4,489	2,136	133,317	12,079	3,009	292,812
Total Loans Receivable	$64,218	$111,383	$4,489	$2,136	$148,201	$12,240	$3,169	$345,836

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$2,831	$3,025	$-	$-	$5,302	$49	$-	$11,207
60-89 Days Past Due	-	1,203	-	-	6,405	444	-	8,052
Greater Than 90 Days Past Due	19,103	7,986	-	-	19,766	-	-	46,855
Total Past Due	21,934	12,214	-	-	31,473	493	-	66,114
Current	55,508	104,879	5,123	4,156	127,326	13,020	3,793	313,805
Total Loans Receivable	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$379,919

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-	-

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Nine Months Ended September 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$-	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(2,038)	(812)	-	-	(3,396)	(1,135)	(28)	-	(7,409)
Recoveries	26	-	10	-	52	-	10	-	98
Provision	(27)	1,073	(34)	-	2,579	1,454	8	905	5,958
Ending balance	$5,229	$1,741	$27	$-	$3,690	$956	$164	$1,917	$13,724

Ending balance individually evaluated for impairment	$540	$402	$-	$-	$117	$500	$160	$-	$1,719

Ending balance collectively evaluated for impairment	$4,689	$1,339	$27	$-	$3,573	$456	$4	$1,917	$12,005

Loans receivable:

Ending balance	$64,218	$111,383	$4,489	$2,136	$148,201	$12,240	$3,169	$-	$345,836

Ending balance individually evaluated for impairment	$29,097	$13,305	$-	$-	$16,146	$4,521	$160	$-	$63,229

Ending balance collectively evaluated for impairment	$35,121	$98,078	$4,489	$2,136	$132,055	$7,719	$3,009	$-	$282,607

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$6,360	$2,168	$45	$-	$3,079	$357	$52	$2,290	$14,351
Charge-offs	(2,431)	(1,235)	-	-	(866)	(100)	(94)	-	(4,726)
Recoveries	-	56	-	-	25	1	30	-	112
Provision	3,339	491	6	-	2,217	379	186	(1,278)	5,340
Ending balance	$7,268	$1,480	$51	$-	$4,455	$637	$174	$1,012	$15,077

Ending balance individually evaluated for impairment	$1,926	$515	$-	$-	$3,116	$540	$161	$-	$6,258

Ending balance collectively evaluated for impairment	$5,342	$965	$51	$-	$1,339	$97	$13	$1,012	$8,819

Loans receivable:

Ending balance	$77,442	$117,093	$5,123	$4,156	$158,799	$13,513	$3,793	$-	$379,919

Ending balance individually evaluated for impairment	$28,619	$15,090	$-	$-	$28,453	$744	$165	$-	$73,071

Ending balance collectively evaluated for impairment	$48,823	$102,003	$5,123	$4,156	$130,346	$12,769	$3,628	$-	$306,848

Loans Receivable on Nonaccrual Status
As of September 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$21,789	$7,134	$-	$-	$9,844	$-	$-	$38,767
Loans Receivable on Nonaccrual Status
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420

Loan Modifications
As of September 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	32	1	-	8	-	1	42

Pre-Modification Principal Balance	$-	$7,013	$290	$-	$17,679	$-	$162	$25,144

Post-Modification Principal Balance	$-	$6,860	$287	$-	$17,592	$-	$160	$24,899

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	5	-	-	-	-	-	5

Current Principal Balance	$-	$1,668	$-	$-	$-	$-	$-	$1,668

Loan Modifications
As of December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	23	1	1	7	1	1	34

Pre-Modification Principal Balance	$-	$9,051	$290	$984	$9,262	$527	$162	$20,276

Post-Modification Principal Balance	$-	$8,118	$291	$986	$9,071	$519	$161	$19,146

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	6	-	-	2	-	-	8

Current Principal Balance	$-	$2,904	$-	$-	$1,342	$-	$-	$4,246

Impaired Loans
As of and For the Nine Months Ended September 30, 2011

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$-	$1,324	$-	$-	$-	$-	$-	$1,324

Related Allowance for Loan Losses	$-	$73	$-	$-	$-	$-	$-	$73

Average Recorded Investment	$1,879	$1,386	$-	$-	$4,998	$-	$-	$8,263

Interest Income Recognized	$-	$14	$-	$-	$-	$-	$-	$14

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,789	$5,810	$-	$-	$9,844	$-	$-	$37,443

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$20,918	$6,397	$-	$-	$10,433	$-	$-	$37,748

Interest Income Recognized	$187	$137	$-	$-	$48	$-	$-	$372

Totals:

Unpaid Principal Balance	$21,789	$7,134	$-	$-	$9,844	$-	$-	$38,767

Related Allowance for Loan Losses	$-	$73	$-	$-	$-	$-	$-	$73

Average Recorded Investment	$22,797	$7,783	$-	$-	$15,431	$-	$-	$46,011

Interest Income Recognized	$187	$151	$-	$-	$48	$-	$-	$386

Impaired Loans
As of and For the Year Ended December 31, 2010

		1-4 Family	Multi-Family		Commercial	Commercial
	Construction	Residential	Residential	Land	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$3,758	$1,448	$-	$-	$9,995	$-	$-	$15,201

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$3,725	$1,100	$-	$-	$6,842	$-	$-	$11,667

Interest Income Recognized	$2	$19	$-	$-	$377	$-	$-	$398

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,214	$6,984	$-	$-	$11,021	$-	$-	$39,219

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$20,717	$6,753	$-	$-	$7,617	$131	$-	$35,218

Interest Income Recognized	$707	$262	$-	$-	$391	$-	$-	$1,360

Totals:

Unpaid Principal Balance	$24,972	$8,432	$-	$-	$21,016	$-	$-	$54,420

Related Allowance for Loan Losses	$1,749	$258	$-	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$24,442	$7,853	$-	$-	$14,459	$131	$-	$46,885

Interest Income Recognized	$709	$281	$-	$-	$768	$-	$-	$1,758

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

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

The Bank’s business strategy is to operate as an independent, community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits.  The Bank has sought to implement this strategy by (1) continuing to emphasize residential mortgage lending through the origination of adjustable rate mortgage loans while increasing its commercial and consumer lending portfolios; (2) investing in adjustable rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) improving asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status.  The Bank offers a full range of brokerage and investment services through a relationship with Waterford Investor Services, Inc.

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

Asset/Liability Management

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread (the difference between the weighted average interest yields earned on interest-earning assets and the weighted average interest rates paid on interest-bearing liabilities) that can be sustained during fluctuations in prevailing interest rates.  The Company’s asset/liability management policies are designed to reduce the impact of changes in interest rates on its net interest income by achieving a favorable relationship between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities.  The Bank’s lending policy emphasizes the origination of one-year, three-year, or five-year adjustable rate mortgage loans, adjustable rate commercial loans and lines of credit, and short-term consumer loans.  The Bank is currently originating residential mortgage loans for sale in the secondary market through the Federal Home Loan Mortgage Corporation (“FHLMC”).  Management has been monitoring the retention of fixed rate loans through its asset/liability management policy.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

The Company’s assets decreased by $18.3 million, or 3.8%, to $468.9 million at September 30, 2011 from $487.2 million at December 31, 2010 primarily as a result of a decrease in loans receivable, partially offset by increases in other real estate owned and other assets.  The decrease in loans enabled us to invest in investment securities and not renew higher rate certificates of deposit.

Cash and cash equivalents decreased by $13.2 million, or 25.5%, to $38.7 million at September 30, 2011 from $52.0 million at December 31, 2010 primarily due to the purchase of investment securities.  Investment securities available-for-sale increased by $7.6 million, or 350.8%, to $9.7 million at September 30, 2011 from $2.2 million at December 31, 2010.  Investment securities held-to-maturity increased by $5.6 million, or 58.9%, to $15.1 million at September 30, 2011 from $9.5 million at December 31, 2010.  The increase in securities is the result of excess funds obtained from the decline in loans receivable.

Gross loans receivable decreased by $34.1 million, or 9.0%, to $345.8 million at September 30, 2011 from $379.9 million at December 31, 2010.  The decrease in loans receivable reflects both a tightening of the Bank’s lending standards and diminished loan demand.  Management has also sought to shrink the loan portfolio in order to improve capital ratios.  During the period, we realized a $13.2 million (17.1%) decrease in construction loans, a $10.6 million (6.7%) decrease in commercial real estate loans, a $5.7 million (4.9%) decrease in one-to-four family residential and home equity loans, a $2.0 million (48.6%) decrease in land loans, a $1.3 million (9.4%) decrease in commercial business loans, a $634,000 (12.4%) decrease in multi-family residential loans, and a $624,000 (19.6%) decrease in consumer loans.  The allowance for loan losses decreased by $1.4 million, or 9.0%, to $13.7 million at September 30, 2011 from $15.1 million at December 31, 2010, but remained at 3.97% of loans receivable (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $7.0 million, or 38.9%, to $25.0 million at September 30, 2011 from $18.0 million at December 31, 2010 due to the acquisition of properties in satisfaction of loans receivable.  Other assets increased by $7.7 million, or 185.5%, to $11.9 million at September 30, 2011 from $4.2 million at December 31, 2010 primarily due to an increase in income taxes receivable and additional investments in Elkton Senior Apartments LLC.

The Company’s liabilities decreased $14.4 million, or 3.2%, to $435.2 million at September 30, 2011 from $449.6 million at December 31, 2010. Deposits decreased $15.4 million, or 4.3%, to $342.7 million at September 30, 2011 from $358.1 million at December 31, 2010.  Some of the cash received from the decline in loans receivable was used to not renew higher rate certificates of deposit.  Decreases in certificates of deposit (down $16.1 million, or 6.7%) and checking accounts (down $3.8 million, or 14.2%) were partially offset by increases in money market certificates (up $3.8 million, or 103.8%) and statement savings accounts (up $543,000, or 5.4%).  Other liabilities increased by $1.0 million, or 10.3%, to $10.8 million at September 30, 2011 from $9.8 million at December 31, 2010 primarily due to increases in accrued interest on junior subordinated debentures and accrued dividends on the Series A Preferred Stock.

The Company’s stockholders’ equity decreased by $3.9 million, or 10.3%, to $33.7 million at September 30, 2011 from $37.6 million at December 31, 2010.  This decrease is primarily the result of a net loss of $3.4 million and $434,000 in preferred stock dividends accrued.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010

Net income for the three month period ended September 30, 2011 decreased $1.4 million to a loss of $748,000, as compared to net income of $655,000 during the same period in 2010.  This decrease was primarily the result of decreases in net interest income and noninterest income, and an increase in noninterest expense, partially offset by a decrease in income tax expense.  Net loss available to common stockholders for the three-month period ended September 30, 2011 was $930,000 as compared to net income available to common stockholders of $476,000 for the same period in 2010.  Net income/loss available to common stockholders for 2011 and 2010 period reflects net income or loss for the period, as well as dividend accruals and discount accretion on the Series A Preferred Stock of $182,000 and $179,000, respectively.  Basic and diluted loss per common share were both $0.13 for the third quarter of 2011 as compared to basic and diluted earnings per common share of $0.06 for the third quarter of 2010.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -0.64% and -8.64%, respectively, for the three-month period ended September 30, 2011.  This compares to an annualized return on average assets and annualized return on average equity of 0.53% and 6.85%, respectively, for the same period in 2010.

Net interest income, the Company’s primary source of income, decreased $1.2 million, or 25.8%, to $3.3 million for the three months ended September 30, 2011, from $4.5 million over the same period in 2010.  The weighted average yield on interest earning assets decreased to 5.40% for the three months ended September 30, 2011 from 6.38% for the three months ended September 30, 2010.  The weighted average rate paid on interest bearing liabilities decreased to 1.78% for the three months ended September 30, 2011 from 2.23% for the three months ended September 30, 2010.  The interest rate spread and the net interest margin were 3.62% and 3.44%, respectively, for the quarter ended September 30, 2011, as compared to 4.15% and 4.09%, respectively, for the quarter ended September 30, 2010.

Interest and fees on loans receivable decreased by $1.8 million, or 25.7%, to $5.1 million for the three months ended September 30, 2011 from $6.9 million for the three months ended September 30, 2010.  The decrease is attributable to decreases in both the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $66.8 million, or 16.6%, to $336.3 million for the three months ended September 30, 2011 from $403.0 million for the three months ending September 30, 2010.  The weighted-average yield decreased to 6.10% for the three months ended September 30, 2011 from 6.85% for the three months ended September 30, 2010.

Interest expense on deposits decreased $504,000, or 31.9%, to $1.1 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010.  The average balance outstanding decreased $25.0 million, or 6.8%, to $343.1 million for the three months ended September 30, 2011 from $368.2 million for the same period in 2010.  The weighted-average rate decreased to 1.25% for the three months ended September 30, 2011 from 1.72% for the three months ended September 30, 2010.

Interest expense on junior subordinated debentures decreased $114,000 to $176,000 for the three months ended September 30, 2011 from $290,000 for the three months ended September 30, 2010.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 4.14% and 6.82%, respectively, for the three months ended September 30, 2011 and 2010.

Noninterest income decreased 39.3%, or $194,000, to $300,000 for the three months ended September 30, 2011, from $494,000 over the same period in 2010.  Gain on sale of loans decreased by $46,000 to $44,000 for the third quarter of 2011 as compared to $90,000 during the three months ended September 30, 2010 due to a decline in the volume of refinanced fixed rate mortgages, which are sold to FHLMC.  Gain on sale of other real estate owned decreased $141,000 to a loss of $141,000 for the three months ended September 30, 2011 from zero for the same period in 2010.

Noninterest expense increased $998,000, or 33.8%, to $4.0 million for the three months ended September 30, 2011, from $3.0 million over the same period in 2010.  Salaries and employee benefits decreased $61,000, or 4.5%, to $1.3 million for the three months ended September 30, 2011 as compared to $1.4 million over the same period in 2010 primarily due to a decline in supplemental executive retirement plan expense, as well as Chairman Sposato’s retirement from the Bank.  Occupancy expense increased by $61,000, or 34.7%, to $237,000 for the three months ended September 30, 2011 from $176,000 for the same period in 2010 primarily due to an increase in office building repairs and maintenance.  The FDIC insurance premium expense decreased by $105,000, or 66.9%, to $52,000 for the three months ended September 30, 2011 from $157,000 for the three months ended September 30, 2010 due to FDIC changing the assessment base for calculating the premium from domestic deposits to average total assets less average tangible capital beginning April 1, 2011.  Other real estate owned expense and valuation decreased by $252,000, or 45.8%, to $298,000 for the three months ended September 30, 2011 from $550,000 for the three months ended September 30, 2010 primarily due to two significant valuation adjustments during the third quarter 2010.  Loan collection expense increased $806,000 to $823,000 for the three months ended September 30, 2011 from $17,000 for the same period in 2010.  Legal fees increased $326,000 to $482,000 for the three months ended September 30, 2011 from $156,000 for the three months ended September 30, 2010.  The increases in loan collection expense and legal fees is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.  Other expenses increased $213,000, or 97.3%, to $432,000 for the three months ended September 30, 2011 from $219,000 for the three months ended September 30, 2010, primarily due to increases in insurance expenses, real estate and personal property taxes, and accounting and auditing fees.

Income tax benefit for the three-month period ended September 30, 2011 was $537,000 as compared to income tax expense of $408,000 for the same period in 2010, which equates to effective rates of 41.8% and 38.4% respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Net loss for the nine month period ended September 30, 2011 was $3.4 million as compared to net income of $2.0 million for the same period in 2010.  This decrease was primarily the result of decreases in net interest income and noninterest income, and increases in the provision for loan losses and noninterest expense, partially offset by a decrease in income tax expense.  Net loss available to common stockholders for the nine-month period ended September 30, 2011 was $3.9 million as compared to net income available to common stockholders for the same period in 2010 of $1.4 million.  Net income or loss available to common stockholders reflects net income or loss for the period and dividends and discount accretion on the Series A Preferred Stock totaling $544,000 for the nine months ended September 30, 2011 and $537,000 for the same period in 2010.  Basic and diluted loss per common share were both $0.53 for the first nine months of 2011, a decrease of $0.73 from the basic and diluted earnings per common share of $0.20 for the first nine months of 2010.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -0.95% and -12.41%, respectively, for the nine month period ended

September 30, 2011.  This compares to an annualized return on average assets and annualized return on average equity of 0.52% and 7.00%, respectively, for the same period in 2010.

Net interest income, the Company’s primary source of income, decreased by $2.7 million, or 20.0%, to $10.6 million for the nine months ended September 30, 2011 from $13.3 million for the same period in 2010.  The weighted-average yield on interest earning assets decreased to 5.61% for the nine months ended September 30, 2011 from 6.35% for the nine months ended September 30, 2010.  The weighted average rate paid on interest bearing liabilities decreased to 1.86% for the nine months ended September 30, 2011 from 2.33% for the nine months ended September 30, 2010.  The interest rate spread and the net interest margin were 3.74% and 3.58%, respectively, for the nine-month period ended September 30, 2011 as compared to 4.02% and 3.97%, respectively, for both ratios for the same period in 2010.

Interest and fees on loans receivable decreased by $4.7 million, or 22.4%, to $16.3 million for the nine months ended September 30, 2011 from $21.0 million for the nine months ended September 30, 2010.  The average balance outstanding decreased $66.0 million, or 5.9%, to $348.3 million for the nine months ended September 30, 2011 from $414.4 million for the nine months ended September 30, 2010.  The weighted-average yield decreased to 6.25% for the nine months ended September 30, 2011 from 6.77% for the nine months ended September 30, 2010.

Interest income on investment securities increased $38,000, or 21.5%, to $215,000 for the nine months ended September 30, 2011 from $177,000 for the nine months ended September 30, 2010.  The average balance outstanding increased $10.0 million, or 114.6%, to $18.8 million for the nine months ended September 30, 2011 from $8.8 million for the nine months ended September 30, 2010.  The weighted-average yield decreased to 1.52% for the nine months ended September 30, 2011 from 2.69% for the nine months ended September 30, 2010.

Interest expense on deposits decreased $1.8 million, or 34.4%, to $3.5 million for the nine months ended September 30, 2011 from $5.3 million for the nine months ended September 30, 2010.  The average balance outstanding decreased $28.7 million, or 7.6%, to $348.2 million for the nine months ended September 30, 2011 from $376.8 million for the nine months ended September 30, 2010.   The weighted-average rate decreased to 1.33% for the nine months ended September 30, 2011 from 1.87% for the nine months ended September 30, 2010.

Interest expense on junior subordinated debentures decreased $197,000, or 23.2%, to $652,000 for the nine months ended September 30, 2011 from $849,000 for the nine months ended September 30, 2010.  The average balance outstanding remained level at $17.0 million and the weighted-average rate decreased to 5.11% for the nine months ended September 30, 2011 from 6.82% for the same period in 2010.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  Interest expense on other borrowed funds increased by $16,000, or 57.1%, to $44,000 for the nine months ended September 30, 2011 from $28,000 for the nine months ended September 30, 2010.  The average balance outstanding was $1.2 million and $796,000, respectively, for the nine months ended September 30, 2011 and 2010.  The weighted average rate was 5.06% and 4.76%, respectively, for the nine months ended September 30, 2011 and 2010.

The provision for loan losses increased by $2.7 million, or 84.5%, to $6.0 million for the nine months ended September 30, 2011 from $3.2 million over the same period in 2010 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased 38.1%, or $579,000, to $941,000 for the nine months ended September 30, 2011, from $1.5 million over the same period in 2010.  Deposit account fees decreased $32,000, or 7.0%, to $425,000 for the nine months ended September 30, 2011 from $457,000 for the same period in 2010.  ATM fees increased $13,000, or 4.0%, to $339,000 for the nine months ended September 30, 2011 from $326,000 for the nine months ended September 30, 2010 due to an increase in fees from increased use of debit cards.  Gain on sale of loans decreased $28,000, or 17.6%, to $131,000 for the nine months ended September 30, 2011 from $159,000 for the nine months ended September 30, 2010 due to a decline in the volume of refinanced fixed rate mortgages, which are sold to FHLMC.  Gain on sale of other real estate owned decreased by $471,000 to a loss of $286,000 for the nine months ended September 30, 2011 as compared to a gain of $185,000 during the nine months ended September 30, 2010.  A $50,000 loss on investments was recorded in the first nine months of 2011 as compared to zero for the same period in 2010.  We fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  Income from bank owned life insurance increased by $13,000, or 9.0%, to $157,000 for the nine months ended September 30, 2011 from $144,000 for the nine months ended September 30, 2010 due to an increase in the crediting rate paid by the insurance carriers.  Other income decreased $23,000 to $224,000 for the nine months ended September 30, 2011 from $247,000 for the nine months ended

September 30, 2010 primarily due to a decrease in income from the Company’s investment in Maryland Title Center LLC, partially offset by an increase in rental income.

Noninterest expense increased $3.0 million, or 36.4%, to $11.4 million for the nine month periods ended September 30, 2011 from $8.3 million over the same period in 2010.  Salaries and employee benefits decreased $191,000, or 4.6%, to $4.0 million for the nine months ended September 30, 2011 from $4.2 million over the same period in 2010 primarily due to declines in supplemental executive retirement plan expense and officer salaries, partially offset by an increase in other employee benefits, primarily health insurance.  Occupancy expense increased $67,000, or 11.8%, to $637,000 for the nine months ended September 30, 2011 from $570,000 over the same period in 2010 primarily due to an increase in office building repairs and maintenance, partially offset by a decline in utilities expense.  The FDIC insurance premium expense increased by $411,000, or 88.4%, to $876,000 for the nine months ended September 30, 2011 from $465,000 for the nine months ended September 30, 2010 due to an increase in the assessment rate.  Other real estate owned expense and valuation increased by $1.0 million, or 166.5%, to $1.6 million for the nine months ended September 30, 2011 from $615,000 for the nine months ended September 30, 2010 primarily due to an increase in the balance and number of properties owned, as well as the continued decline in real estate market values.  Loan collection expense increased $1.2 million to $1.3 million for the nine months ended September 30, 2011 from $179,000 for the same period in 2010.  Legal fees increased $439,000 to $808,000 for the nine months ended September 30, 2011 from $369,000 for the nine months ended September 30, 2010.  The increases in loan collection expense and legal fees is a result of the consequences of an unpredictable economy and an unstable financial and real estate market, which has led to an increase in nonperforming assets.  Other expenses increased $134,000, or 13.3%, to $1.1 million for the nine months ended September 30, 2011 from $1.0 million for the nine months ended September 30, 2010, primarily due to increases in insurance expenses, real estate and personal property taxes, and accounting and auditing fees.

Income tax benefit for the nine month period ended September 30, 2011 was $2.4 million as compared to income tax expense of $1.3 million for the same period in 2010, which equates to effective rates of 41.1% and 38.8% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio by dollar amount (in thousands) and percentage of the portfolio at the indicated dates.

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction	$64,218	18.57%	$77,442	20.38%
1-4 family residential and home equity	111,383	32.21	117,093	30.82
Multi-family residential	4,489	1.30	5,123	1.35
Land	2,136	0.62	4,156	1.09
Commercial	148,201	42.85	158,799	41.80
Total real estate loans	330,427	95.55	362,613	95.44
Commercial business loans	12,240	3.54	13,513	3.56
Consumer loans	3,169	0.91	3,793	1.00
Gross loans	345,836	100.00%	379,919	100.00%
Less: allowance for loan losses	(13,724)		(15,077)
Net loans	$332,112		$364,842

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

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Nonaccrual loans	$38,767	$54,420
Loans 90 days or more past due and still accruing	0	0
Restructured loans	24,899	13,283
Total nonperforming loans	63,666	67,703
Other real estate owned, net	24,986	17,994
Total nonperforming assets	$88,652	$85,697
Nonperforming loans to total loans	18.41%	17.82%
Nonperforming assets to total assets	18.90	17.59
Allowance for loan losses to non-performing loans	21.56	22.27

Nonperforming assets increased due to increases in restructured loans and other real estate owned, which offset a decline in nonaccrual loans.  The increase in other real estate owned reflects the resolution of certain nonaccrual loans, while restructured loans increased due to the Bank’s continuing efforts to work with borrowers.  The decrease in nonaccrual loans also reflected the restoration of restructured loans to performing status after the loans had performed as agreed for at least six months.

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

Management determined that the appropriate allowance for loan losses at September 30, 2011 was $13.7 million, (3.97% of total loans), a decrease of $1.4 million (9.0%) from the $15.1 million allowance (3.97% of total loans) at December 31, 2010. Annualized net charge-offs for the first nine months of 2011 were 2.80% of average loans, as compared to net charge-offs of 1.14% of average loans for the year 2010.  The provision for loan losses required for the first nine months of 2011 and 2010 was $6.0 million and $3.2 million, respectively.

A summary of activity in the allowance is shown below.

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2011	December 31, 2010

Balance of allowance, beginning of period	$15,077	$14,351
Loan charge-offs:
Real estate	(6,246)	(4,532)
Commercial loans	(1,135)	(100)
Consumer	(28)	(94)
Total charge-offs	(7,409)	(4,726)
Loan recoveries:
Real estate	88	81
Commercial loans	0	1
Consumer	10	30
Total recoveries	98	112
Net charge-offs	(7,311)	(4,614)
Provision for loan losses	5,958	5,340
Balance of allowance, end of period	$13,724	$15,077

Net charge-offs to average loans	2.80%	1.14%
Allowance to total loans	3.97%	3.97%
Allowance to non-performing loans	21.56%	22.27%

Analysis of Deposits

The following table sets forth the dollar amount of deposits (in thousands) in the various types of accounts offered by the Bank at the dates indicated.

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Regular checking	$22,847	6.67%	$26,614	7.43%
NOW accounts	30,676	8.95	30,941	8.64
Passbook savings	11,575	3.38	11,346	3.17
Statement savings	10,658	3.11	10,115	2.82
Money market	11,867	3.46	11,851	3.31
Holiday club	251	0.07	76	0.02
Certificates of deposit	223,068	65.08	239,188	66.79
IRA certificates of deposit	24,370	7.11	24,364	6.80
Money market certificates	7,425	2.17	3,643	1.02
Total deposits	$342,737	100.00%	$358,138	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  As of September 30, 2011, the Company is no longer subject to the capital requirements on a consolidated basis since total assets have not exceeded $500 million for four consecutive quarters.  The following table sets forth applicable capital ratios of the Bank as of September 30, 2011 and December 31, 2010 and the ratios of the consolidated Company as of December 31, 2010.

			Regulatory Minimum
	2011	2010	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio
Consolidated	N/A	14.47%	10.00%	8.00%
The Bank	13.35%	14.49	10.00	8.00

Tier 1 risk-based capital ratio
Consolidated	N/A	12.03%	6.00%	4.00%
The Bank	8.81%	9.93	6.00	4.00

Tier 1 leverage ratio
Consolidated	N/A	9.53%	5.00%	4.00%
The Bank	6.99%	7.87	5.00	4.00

 As of September 30, 2011 and December 31, 2010, the Company and the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the third quarter of 2011.  As of September 30, 2011, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $1.0 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -
Not Applicable

Item 4. Controls and Procedures
Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.               Other Information:

Item 1.  Legal Proceedings -
Not Applicable

Item 1A.Risk Factors -
Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -
Not Applicable

Item 3.  Defaults Upon Senior Securities -
The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the third quarter of 2011.  As of September 30, 2011, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $1.0 million.

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
* Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of Securities Act of 1933, as amended, or Section 18 of Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECIL BANCORP, INC.
Date: November 10, 2011	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: November 10, 2011	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)