Form 10-K
period 2011-12-31
CECIL BANCORP INC
filed 2012-03-23
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of March 12, 2012 the registrant had 7,422,164 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates was approximately $3.9 million based on the closing sale price of $1.00 per share of the registrant’s Common Stock on June 30, 2011. For purposes of this calculation, it is assumed that the 3,535,338 shares held by directors and officers of the registrant are shares held by affiliates.

Documents Incorporated by Reference:  Part III: Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting.

CECIL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2011

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

The Bank’s business strategy is to operate as an independent community-oriented commercial bank dedicated to real estate, commercial, and consumer lending, funded primarily by retail deposits. The Bank has sought to implement this strategy by: (1) continuing to emphasize residential mortgage lending through the origination of adjustable-rate and fixed-rate mortgage loans; (2) investing in adjustable-rate and short-term liquid investments; (3) controlling interest rate risk exposure; (4) maintaining asset quality; (5) containing operating expenses; and (6) maintaining “well capitalized” status.

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold 11,560 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase 523,076 shares (after adjusting for the 2-for-1 stock split approved by the Board of Directors in May 2011) of the Company’s common stock to the United States Department of the Treasury for an aggregate purchase price of $11.560 million in cash, with $37,000 in offering costs, and net proceeds of $11.523 million. The Series A Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

The Federal Reserve has adopted regulations regarding the capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” Federal Reserve and State regulations limit the amount of dividends that the Bank may pay to the Company.  Pursuant to the Written Agreement, the Bank may not pay dividends to the Company without the prior written approval of the Federal Reserve and the Commissioner.

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

Deposit Insurance

The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  The Company opted out of the Debt Guarantee Program.  The Bank did not opt out of either the Transaction Account Guarantee Program or the Debt Guarantee Program but did not issue any guaranteed debt.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  Average assets are reduced by goodwill and other intangible assets.  Average tangible equity equals Tier 1 capital.  For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis, while smaller institutions may use the quarter-end balance.  The base assessment rate for insured institutions in Risk Category I ranges between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the assessment rates are 14, 23, and 35 basis points, respectively.  An institution’s assessment rate is reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III, and IV may be increased based on their brokered deposits.  Risk Categories are eliminated for institutions with more than $10 billion in assets, which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .008% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

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

The regulations of the Federal Reserve in effect at December 31, 2011 impose capital ratio requirements on bank holding companies with assets of more than $500 million as of June 30 of the prior year. The Company, therefore, became subject to the Federal Reserves capital ratio requirements during 2010. Beginning September 30, 2011, the Company is no longer subject to the capital requirements on a consolidated basis since total assets have not exceeded $500 million for four consecutive quarters.  The Bank continues to be subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2011, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2011, required member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2011, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2011, the Bank was well capitalized as defined in the Federal Reserve’s regulations.

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

The Bank offers adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three or five years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term. All newly originated residential adjustable rate mortgage loans have interest rate adjustments limited to three percentage points annually with no interest rate ceiling over the life of the loan. New loans also have an interest rate floor imbedded within the promissory note. Previously originated loans contain a limit on rate adjustments of two percentage points annually and six percentage points over the life of the loan.

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

The Bank also originates conventional fixed-rate mortgages with terms of 15, 20, or 30 years. The Bank has originated all fixed-rate mortgage loans in recent years for sale in the secondary mortgage market, and a substantial majority of all fixed-rate loans originated since 1990 have been sold, primarily to the FHLMC, with servicing retained by the Bank. Management assesses its fixed rate loan originations on an ongoing basis to determine whether the Bank’s portfolio position warrants the loans being sold or held in the Bank’s portfolio.

During the year ended December 31, 2011, the Bank originated $2,145,000 in adjustable-rate mortgage loans and $7,157,000 in fixed-rate mortgage loans. The Bank also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Second mortgage loans have terms of 5, 10 and 15 years and have fixed rates. The Bank offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

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

Multi-Family and Commercial Real Estate Lending. The Bank originates loans on multi-family residential and commercial properties in its market area. Loans secured by multi-family and commercial real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios of its multi-family and commercial real estate loans. The Bank’s permanent multi-family and commercial real estate loans are typically secured by retail or wholesale establishments, motels/hotels, service industries and industrial or warehouse facilities. Multi-family and commercial real estate loans generally have terms of 20 to 40 years, are either tied to the prime rate or have interest rate adjustments every one, three or five years. These adjustable rate loans have no interest rate change limitations, either annually or over the life of the loan. The loans are also subject to imbedded interest rate floors with no interest rate ceiling over the life of the loan. Multi-family and commercial mortgages are generally made in amounts not exceeding 80% of the lesser of the appraised value or purchase price of the property. Interest rates on commercial real estate loans are negotiated on a loan-by-loan basis.  During 2011, the Bank began making loans under the Small Business Administration (“SBA”) Section 7(a) program, under which the SBA guarantees up to 75% of loans of up to $5 million for the purchase or expansion of small businesses.  The Bank may sell the guaranteed portion of SBA loans into the secondary market and retain the unguaranteed portion in its portfolio.  Pursuant to the written agreement with the Reserve Bank and the Commissioner, the Bank has adopted a plan for monitoring the risks of its commercial real estate loan portfolio which includes the reduction of certain concentrations in the portfolio.

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

The Bank’s consumer loans consist of automobile loans, deposit account loans, home improvement loans, and other consumer loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank’s loan portfolio. The Bank makes loans for automobiles and recreational vehicles, both new and used, directly to the borrowers. The loans can be for up to the lesser of 100% of the purchase price or the retail value published by the National Automobile Dealers Association. The terms of the loans are determined by the condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. The Bank makes deposit account loans for up to

90% of the amount of the depositor’s account balance. The maximum amount of the loan takes into consideration the amount of interest due. The term of the loan is either interest due monthly on demand, or a term loan not to exceed 5 years. The interest rate is 2% higher than the rate being paid on the deposit account. The Bank also makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $100,000 and have a term of no longer than 12 months. Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets.

Loan Solicitation and Processing. The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2011, the Bank’s loans to one borrower cannot exceed $8,355,000.

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

Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and general supply of money in the economy. In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank also receives servicing fees on the loan amount of the loans that it services. At December 31, 2011, the Bank was servicing $45.5 million in loans for other financial institutions. For the years ended December 31, 2011 and 2010, the Bank recognized gross servicing income of $214,000 and $148,000, respectively, and total loan fee income of $896,000 and $864,000, respectively.

Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”), FNMA, and FHLMC participation certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are guaranteed by the agencies. Since FNMA and FHLMC has been place in receivership, however, their obligations are effectively guaranteed by the U.S. Treasury. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities yield from 30 to 100 basis points less than the loans that are exchanged for such securities, they present substantially lower credit risk and are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. Because the Bank receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash-flows than investments in other debt securities, which generally only pay principal at maturity.

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

Deposits and Borrowings

Deposits. Deposits are attracted principally from the Bank’s market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Bank also offers individual retirement accounts (“IRAs”). The Bank’s policies are designed primarily to attract deposits from local residents and businesses. To supplement local market deposits, the Bank has access to the national CD market through deposit brokers, including the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network and Finance 500, Inc. The Bank may use this market to meet liquidity needs. At December 31, 2011, the Bank had no one-way buy certificates of deposit that were obtained through the CDARS network or Finance 500, Inc. Because CDARS and Finance 500, Inc. deposits are considered brokered deposits, the Bank would not be able to accept or renew these deposits without FDIC permission if the Bank were less than well capitalized. Interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Borrowings. Deposits historically have been the primary source of funds for the Bank’s lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are secured by the Bank’s stock in the FHLB or pledged assets. The Bank utilized advances from FHLB during the year. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  The Bank may also draw on a secured line of credit with the Community Bankers’ Bank.

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

Based on data compiled by the FDIC as of June 30, 2011 (the latest date for which such information is available), the Bank had the second largest share of FDIC-insured deposits in Cecil County with approximately 26% and the tenth largest share of FDIC-insured deposits in Harford County with approximately 3%. This data does not reflect deposits held by credit unions with which the Bank also competes.

Employees

As of December 31, 2011, the Company and the Bank employed 83 full-time and 9 part-time persons. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Following are the locations of the Bank at December 31, 2011. The Company has no other locations.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB, with quotations available on the OTC Bulletin Board. The Company did not pay dividends during 2011 or 2010.

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders not to declare a dividend on its common stock beginning in 2010 and not to declare the dividends payable beginning in 2010 on its Series A Preferred Stock.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Series A Preferred Stock are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.

The number of common shareholders of record was approximately 607 as of March 12, 2012, excluding stockholders who hold in nominee or “street name.”

Quarterly Stock Information (1)
	2011			2010
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st Quarter	$1.00	$1.75	$0.000	$1.43	$2.50	$0.000
2nd Quarter	0.55	1.29	0.000	1.13	2.10	0.000
3rd Quarter	0.55	1.01	0.000	0.88	1.63	0.000
4th Quarter	0.30	1.01	0.000	0.85	1.60	0.000
Total			$0.000			$0.000

 (1)   Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.  Amounts have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.

Item 6.  Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
RESULTS OF OPERATIONS:
Interest Income	$21,359	$27,467	$30,296	$29,451	$28,244
Interest Expense	7,834	10,335	12,428	14,313	14,346
Net Interest Income	13,525	17,132	17,868	15,138	13,898
Provision for Loan Losses	6,958	5,340	10,640	3,405	935
Net Interest Income after Provision for Loan Losses	6,567	11,792	7,228	11,733	12,963
Noninterest Income	1,368	2,065	2,169	1,138	1,500
Noninterest Expenses	15,455	12,096	13,159	10,015	9,004
(Loss) Income before Income Taxes	(7,520)	1,761	(3,762)	2,856	5,459
Income Tax (Benefit) Expense	(2,815)	649	(1,282)	1,005	2,059
Net (Loss) Income	(4,705)	1,112	(2,480)	1,851	3,400
Preferred Stock Dividends and Discount Accretion	(725)	(715)	(791)	-	-
Net (Loss) Income Available to Common Stockholders	(5,430)	397	(3,271)	1,851	3,400

PER SHARE DATA: (1)
Basic Net (Loss) Income Per Common Share	$(.73)	$.06	$(.45)	$.25	$.46
Diluted Net (Loss) Income Per Common Share	(.73)	.06	(.45)	.25	.46
Dividends Declared Per Common Share	.00	.00	.0375	.05	.05
Book Value (at year end) (2)	2.84	3.59	3.53	3.92	3.71
Tangible Book Value (at year end) (2), (3)	2.78	3.53	3.48	3.58	3.38

FINANCIAL CONDITION (at year end):
Assets	$463,671	$487,195	$509,819	$492,397	$401,432
Loans, net	317,850	364,842	424,047	401,749	355,595
Investment Securities	33,401	11,648	6,413	12,012	5,219
Deposits	339,075	358,138	382,338	364,551	267,032
Stockholders’ Equity	32,315	37,608	36,979	40,392	27,242

PERFORMANCE RATIOS (for the year):
Return on Average Assets	-.99%	.22%	-.49%	.42%	.92%
Return on Average Equity	-13.18	2.93	-6.30	6.47	13.28
Net Interest Margin	3.46	3.90	3.90	3.78	4.05
Efficiency Ratio (4)	103.77	63.01	65.67	61.53	58.48
Dividend Payout Ratio	0.00	0.00	-8.46	20.41	10.87

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	7.53%	7.57%	7.85%	6.56%	6.92%
Allowance for Loan Losses to Loans	3.76	3.97	3.27	1.55	.87
Nonperforming Assets to Total Assets	20.39	17.59	9.66	2.70	1.42
Net Charge-offs to Average Loans	2.81	1.14	.63	.05	.01

(1) All per share amounts have been adjusted to give retroactive effect for the two-for-one stock splits approved by the Board of Directors in March 2007 and May 2011.
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

Consolidated Average Balances, Yields and Costs (1)

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Loans (2)	$342,723	$20,935	6.11%	$405,432	$27,131	6.69%	$415,281	$30,082	7.24%
Investment securities	20,959	300	1.43	9,039	229	2.53	3,904	134	3.43
Other earning assets	27,310	124	0.45	25,126	107	0.42	39,024	80	0.21
Total earning assets	390,992	21,359	5.46	439,597	27,467	6.25	458,209	30,296	6.61
Other assets	83,346			61,918			43,149
Total assets	$474,338			$501,515			$501,358
Liabilities and Stockholders’ Equity:
Deposits	$346,046	4,480	1.29%	$372,794	6,681	1.79%	$373,003	8,836	2.37%
FHLB advances	63,506	2,462	3.88	63,577	2,464	3.88	63,721	2,470	3.88
Fed funds purchased	-	-	0.00	-	-	0.00	132	1	0.96
Junior subordinated debentures	17,000	833	4.90	17,000	1,147	6.74	17,000	1,121	6.59
Other borrowed funds	1,169	59	5.06	890	43	4.87	-	-	0.00
Total interest-bearing liabilities	427,721	7,834	1.83	454,261	10,335	2.28	453,856	12,428	2.74
Net interest income and spread		$13,525	3.63%		$17,132	3.97%		$17,868	3.87%
Noninterest-bearing liabilities	10,916			9,307			8,168
Total liabilities	438,637			463,568			462,024
Stockholders’ equity	35,701			37,947			39,334
Total liabilities and stockholders’ equity	$474,338			$501,515			$501,358

Net Interest Margin			3.46%			3.90%			3.90%
Average interest earning assets to interest bearing liabilities			91.41%			96.77%			100.96%
(1)      No tax equivalent adjustments were made.
(2)      Non-accrual loans are included in the average balances.

Comparison of Results of Operations

Net loss was $4.7 million for the year ended December 31, 2011, a decrease of $5.8 million from the net income of $1.1 million for 2010. The decrease in net income is primarily the result of a $3.6 million (21.1%) decrease in net interest income, a $3.4 million, or 27.8%, increase in noninterest expense, a $1.6 million, or 30.3%, increase in the provision for loan losses, and a $697,000, or 33.8%, decrease in noninterest income, partially offset by a $3.5 million decrease in income tax expense. Net loss available to common stockholders was $5.4 million for the year ended December 31, 2011, a decrease of $5.8 million from net income available to common stockholders of $397,000 for 2010.  Net income/loss available to common stockholders includes preferred stock dividends and discount accretion totaling $725,000 and $715,000, respectively, for the years ended December 31, 2011 and 2010.  Basic and diluted loss per common share for 2011 were both $0.73, down $0.79 from corresponding 2010 basic and diluted income per common share amounts of $0.06. Loss/earnings per share calculations have been adjusted retroactively for the 2-for-1 stock split, effected through a 100% stock dividend, declared by the Board of Directors in May 2011.  The return on average assets and return on average equity were -0.99% and -13.18%, respectively, for the year ended December 31, 2011. This compares to a return on average assets and the return on average equity of 0.22% and 2.93%, respectively, for 2010.

Net interest income, the Company’s primary source of income, decreased $3.6 million, or 21.1%, to $13.5 million for the year ended December 31, 2011, from $17.1 million for the year ended December 31, 2010 primarily due to a decline in average earning assets. Average interest-earning assets decreased $48.6 million, or 1.1%, which caused the ratio of average interest-earning assets to average interest-bearing liabilities to decrease to 91.41% from 96.77%.  The weighted average yield on interest-earning assets decreased 79 basis points to 5.46% for the year ended December 31, 2011 from 6.25% for the year ended December 31, 2010. The weighted average rate paid on interest-bearing liabilities decreased 45 basis points to 1.83% for the year ended December 31, 2011 from 2.28% for the year ended December 31, 2010. The net interest spread decreased to 3.63% for 2011 from 3.97% for 2010 and the net interest margin decreased to 3.46% for 2011 from 3.90% for 2010.

Interest and fees on loans receivable decreased by $6.2 million, or 22.8%, to $20.9 million for the year ended December 31, 2011 from $27.1 million for the year ended December 31, 2010. The decrease is attributable to a decrease in the average balance and a decline in the average yield earned. The average balance of loans receivable outstanding decreased $62.7 million, or 15.5%, to $342.7 million for the year ended December 31, 2011 from $405.4 million for the year ended December 31, 2010. The weighted average yield decreased to 6.11% for the year ended December 31, 2011 from 6.69% for the year ended December 31, 2010.

Interest on investment securities increased by $71,000, or 31.0%, to $300,000 for the year ended December 31, 2011 from $229,000 for the year ended December 31, 2010. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted average yield. The average balance outstanding increased $11.9 million, or 131.9%, to $20.9 million for the year ended December 31, 2011 as compared to $9.0 million for the year ended December 31, 2010. The weighted average yield decreased to 1.43% for the year ended December 31, 2011 from 2.53% for the year ended December 31, 2010.

Dividends on Federal Home Loan and Federal Reserve Bank stock increased $17,000, or 33.3%, to $68,000 for the year ended December 31, 2011 from $51,000 for the year ended December 31, 2010 primarily due to an increase in the dividend rate paid by FHLB. The average balance outstanding decreased $33,000, or 0.8%, to $4.4 million for the year ended December 31, 2011 from $4.4 million for the year ended December 31, 2010. The weighted average yield increased to 1.56% for the year ended December 31, 2011 from 1.17% for the year ended December 31, 2010.

Interest expense on deposits decreased $2.2 million, or 32.9%, to $4.5 million for the year ended December 31, 2011 from $6.7 million for the year ended December 31, 2010. The decrease was the result of decreases in the average cost of funds and the average balance. The weighted average cost decreased to 1.29% for the year ended December 31, 2011 from 1.79% for the year ended December 31, 2010. The average balance outstanding decreased $26.7 million, or 7.2%, to $346.1 million for the year ended December 31, 2011 from $372.8 million for the year ended December 31, 2010.

Interest expense on junior subordinated debentures decreased $314,000, or 27.4%, to $833,000 for the year ended December 31, 2011 from $1.1 million for the year ended December 31, 2010 due to a decline in the weighted average rate.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR + 1.38%.  The weighted average cost decreased to 4.90% for the year ended December 31, 2011 from 6.74% for the year ended December 31, 2010.  The average balance outstanding remained level at $17.0 million for the years ended December 31, 2011 and 2010.

Interest expense on other borrowed funds (consisting of a last-in, first-out loan participation accounted for as a secured borrowing) increased $16,000 to $59,000 for the year ended December 31, 2011 from $43,000 for the year ended December 31, 2010.  Due to the fact that the funds were borrowed at the end of the first quarter 2010, the average balance outstanding increased $279,000, or 31.4%, to $1.2 million for the year ended December 31, 2011 from $890,000 for 2010.  The weighted average cost increased to 5.06% for the year ended December 31, 2011 from 4.87% for the year ended December 31, 2010.

Effect of Volume and Rate Changes on Net Interest Income

	2011 vs. 2010			2010 vs. 2009
	Increase	Due to Change		Increase	Due to Change
	or	In Average *		or	In Average *
(In thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans	$(6,196)	$(3,962)	$(2,234)	$(2,951)	$(701)	$(2,250)
Investment securities	71	203	(132)	95	138	(43)
Other interest-earning assets	17	6	11	27	(19)	46
Total Interest Income	(6,108)	(2,858)	(3,250)	(2,829)	(1,202)	(1,627)
Interest expense:
Interest bearing deposits	(2,201)	(452)	(1,749)	(2,155)	(5)	(2,150)
FHLB advances	(2)	(3)	1	(6)	(6)	0
Fed funds purchased	0	0	0	(1)	(1)	0
Junior subordinated debentures	(314)	0	(314)	26	0	26
Other borrowed funds	16	14	2	43	43	0
Total Interest Expense	(2,501)	(577)	(1,924)	(2,093)	11	(2,104)
Net Interest Income	$(3,607)	$(2,281)	$(1,326)	$(736)	$(1,213)	$477

________________
*
Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased by $1.6 million, or 30.3%, to $7.0 million for the year ended December 31, 2011 from $5.3 million for the year ended December 31, 2010 as a result of this analysis. (See “Allowance for Loan Losses.”)

Noninterest income decreased $697,000, or 33.8%, to $1.4 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010, primarily due to losses on the sale of other real estate owned. Deposit account fees decreased $39,000, or 6.5%, to $565,000 for the year ended December 31, 2011 from $604,000 for the year ended December 31, 2010. ATM fees increased $18,000, or 4.1%, to $455,000 for the year ended December 31, 2011 from $437,000 for the year ended December 31, 2010. This increase is attributable to increased fees resulting from increases in cardholder usage. Gain (loss) on the sale of other real estate owned decreased $711,000, or 323.2%, to a loss of $491,000 during the year ended December 31, 2011 from a gain of $220,000 during the year ended December 31, 2010 due to the continuing decline in real estate values.  Gain on the sale of loans increased $137,000, or 50.4%, to $409,000 for the year ended December 31, 2011 from $272,000 for the year ended December 31, 2010 primarily due to the Bank’s new Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  A $50,000 loss on investments was recorded in the year ended December 31, 2011 as compared to zero for the same period in 2010.  We fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  Other noninterest income decreased by $51,000, or 15.8%, to $272,000 for the year ended December 31, 2011 from $323,000 for the year ended December 31, 2010 primarily due to a decrease in income earned on our investment in Maryland Title Center, LLC, a multiple bank owned title insurance agency.

Noninterest expense increased $3.4 million, or 27.8%, to $15.5 million for the year ended December 31, 2011 from $12.1 million for the year ended December 31, 2010, primarily due to increases in other real estate owned expenses and valuations and loan collection expense.  The Company experienced a decrease in salaries and employee benefits of $1.4 million, or 24.9%, to $4.2 million for the year ended December 31, 2011 from $5.6 million for the year ended December 31, 2010 primarily due to declines in expense for the supplemental executive retirement plan and officer and employee salaries, partially offset by an increase in other employee benefits, primarily health insurance.  Occupancy expense increased $17,000, or 2.3%, to $759,000 for the year ended December 31, 2011 from $742,000 for the year ended December 31, 2010 primarily due to an increase in office building repairs and maintenance, partially offset by a decline in utilities.  Professional fees increased $855,000, or 143.5%, to $1.5 million for the year ended December 31, 2011 from $596,000 for the year ended December 31, 2010 primarily due to increased legal fees associated with the collection of delinquent loans. The FDIC insurance premium expense increased by $137,000, or 14.0%, to $1.1 million for the year ended December 31, 2011 from $978,000 for the year ended December 31, 2010 due to an increase in the assessment rate.  Other real estate owned expenses and valuations increased by $2.1 million, or 163.3%, to $3.4 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010 primarily due to an increase in the number and balance of properties owned, as well as the continued decline in real estate market values.  Loan collection expense increased by $1.4 million, or 328.7%, to $1.8 million for the year ended December 31, 2011 from $422,000 for the year ended December 31, 2010 primarily due to increased expenses associated with the collection of a higher number and balance of nonperforming loans.  Other expenses increased by $270,000, or 23.2%, to $1.4 million for the year ended December 31, 2011 from $1.2 million for the same period in 2010 primarily due to increases in loan expense and real estate taxes.

Income tax (benefit) expense for the year ended December 31, 2011 was a benefit of $2.8 million as compared to an expense of $649,000 for the year ended December 31, 2010, which equates to effective tax rates of (37.4)% and 36.9%, respectively.

Comparison of Financial Condition

The Company’s assets decreased by $23.5 million, or 4.8%, to $463.7 million at December 31, 2011 from $487.2 million at December 31, 2010 primarily as a result of decreases in loans receivable and cash and cash equivalents.  We used the cash received from the paydown in loans receivable during the year and excess cash at December 31, 2010 to allow higher rate certificates of deposit to run off, invest in investment securities, and increase our investment in Elkton Senior Apartments, LLC, a former other real estate owned property to whose development the Bank was contributing.  Cash and cash equivalents decreased by $17.6 million, or 33.8%, to $34.4 million at December 31, 2011 from $52.0 million at December 31, 2010 primarily due to the decline in deposits, the purchase of investment securities, and the additional investment in Elkton Senior Apartments, LLC, partially offset by the decrease in loans receivable.  Investment securities available-for-sale increased by $21.5 million to $23.7 million at December 31, 2011 from $2.2 million at December 31, 2010 primarily as a result of the cash obtained from the decline in loans receivable, as well as the investment of excess cash at December 31, 2010 in higher yielding assets.

The gross loans receivable portfolio decreased by $49.7 million, or 13.1%, to $330.3 million at December 31, 2011 from $379.9 million at December 31, 2010. The decrease in loans receivable reflects both a tightening of the Bank’s lending standards, diminished loan demand, and the transfer of nonperforming loans to other real estate owned.  Management has also sought to shrink the loan portfolio in order to improve capital ratios. During the period, we realized a $18.6 million (22.8%) decline in construction and land development loans, a $6.5 million (5.5%) decrease in 1-4 family residential and home equity loans, a $665,000 (13.0%) decrease in multi-family residential loans, a $17.4 million (10.9%) decrease in commercial real estate loans, a $5.7 million (41.9%) decline in commercial business loans, and an $895,000 (23.6%) decline in consumer loans. The allowance for loan losses decreased by $2.7 million, or 17.7%, to $12.4 million at December 31, 2011 from $15.1 million at December 31, 2010 (see “Allowance for Loan Losses” below).

Other real estate owned increased $13.0 million, or 72.1%, to $31.0 million at December 31, 2011 from $18.0 million at December 31, 2010 due to the acquisition of additional properties in satisfaction of loans receivable.  At December 31, 2011, $5.6 million of the other real estate owned balance consists of properties that have been sold.  The properties cannot be accounted for as a sale because the Bank provided 100% financing to the purchaser.  Once the purchaser contributes the required minimum investment, the sale will be reflected in the financial statements.  Deferred tax assets decreased $952,000, or 9.3%, to $9.3 million at December 31, 2011 from $10.3 million at December 31, 2010 primarily due to loan loss expense for income tax reporting exceeding the expense for financial accounting reporting.  Assets held for sale increased $4.4 million, or 296.2%, to $5.9 million at December 31, 2011 from $1.5 million at December 31, 2010 primarily due to the additional investment in Elkton Senior Apartments, LLC, partially offset by the valuation adjustment on premises held for sale.  The Bank sold its interest in Elkton Senior Apartments, LLC subsequent to year-end.  Other assets increased $3.1 million, or 77.4%, to $7.2 million at December 31, 2011 from $4.1 million at December 31, 2010, primarily due to an increase in income tax receivable, partially offset by the decline in the prepaid FDIC premium.

The Company’s liabilities decreased $18.2 million, or 4.1%, to $431.4 million at December 31, 2011 from $449.6 million at December 31, 2010. Deposits decreased $19.1 million, or 5.3%, to $339.1 million at December 31, 2011 from $358.1 million at December 31, 2010. Some of the cash received from the decline in loans receivable allowed us to not renew higher rate certificates of deposit.  NOW and money market accounts increased by $4.0 million (8.7%), savings accounts increased by $374,000 (1.7%), certificates of deposit decreased by $20.1 million (7.6%), and checking accounts decreased by

$3.4 million (12.7%).  Other liabilities increased by $832,000, or 8.5%, to $10.6 million at December 31, 2011 from $9.8 million at December 31, 2010 primarily due to an increase in accrued interest on junior subordinated debentures.

The Company’s stockholders’ equity decreased by $5.3 million, or 14.1%, to $32.3 million at December 31, 2011 from $37.6 million at December 31, 2010. This decrease is primarily due to the net loss of $4.7 million, as well as the accrual of preferred stock dividends (included in other liabilities on the balance sheet) payable to the U.S. Department of the Treasury totaling $578,000.

Loans Receivable

The Bank’s total gross loans declined by $49.7 million, or 13.1%, during 2011. During the period, we realized a $18.6 million (22.8%) decline in construction and land development loans, a $6.5 million (5.5%) decrease in 1-4 family residential and home equity loans, a $665,000 (13.0%) decrease in multi-family residential loans, a $17.4 million (10.9%) decrease in commercial real estate loans, a $5.7 million (41.9%) decline in commercial business loans, and an $895,000 (23.6%) decline in consumer loans. The decline in loans receivable reflects the Bank’s tightened lending standards, diminished loan demand, and the transfer of nonperforming loans to other real estate owned, as well as efforts to shrink the balance sheet in order to improve capital ratios.  The following table shows the composition of the loan portfolio at December 31.

(In thousands)	2011	2010	2009	2008	2007
Real estate loans:
Construction and land development	$62,998	$81,598	$105,093	$108,094	$82,412
1-4 family residential and home equity	110,621	117,093	129,847	129,581	125,723
Multi-family residential	4,458	5,123	7,227	6,852	7,149
Commercial	141,438	158,799	172,703	143,126	126,850
Total real estate loans	319,515	362,613	414,870	387,653	342,134
Commercial business loans	7,849	13,513	19,290	15,995	10,206
Consumer loans	2,898	3,793	4,238	4,415	6,364
Gross loans	330,262	379,919	438,398	408,063	358,704
Less allowance for loan losses	(12,412)	(15,077)	(14,351)	(6,314)	(3,109)
Net loans	$317,850	$364,842	$424,047	$401,749	$355,595

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2011.

	At December 31, 2011
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or Less	Over 1-5	Over 5	Total
Real estate:
Mortgage	$112,952	$170,387	$14,848	$298,187
Home equity and second mortgages	6,985	12,332	2,011	21,328
Commercial	4,464	3,070	315	7,849
Consumer	967	1,688	243	2,898
Total	$125,368	$187,477	$17,417	$330,262

Rate Terms:
Fixed	$39,985	$31,125	$17,042	$88,152
Variable or adjustable	85,383	156,352	375	242,110
Total	$125,368	$187,477	$17,417	$330,262

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectability of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio.  The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance.  During the year ended December 31, 2011, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

Management determined that the appropriate allowance for loan losses at December 31, 2011 was $12.4 million, (3.76% of total loans), a decrease of $2.7 million (17.7%) from the $15.1 million allowance (3.97% of total loans) at December 31, 2010. Net charge-offs for the year ended December 31, 2011 were 2.81% of average loans, as compared to net charge-offs of 1.14% of average loans for 2010.  The provision for loan losses required for the years ended December 31, 2011 and 2010 was $7.0 million and $5.3 million, respectively.  A summary of activity in the allowance is shown below.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Balance of allowance, January 1	$15,077	$14,351	$6,314	$3,109	$2,217
Loan charge-offs:
Real estate	(9,439)	(4,532)	(3,068)	(189)	0
Commercial loans	(982)	(100)	(88)	(97)	(30)
Consumer	(40)	(94)	(72)	(42)	(40)
Total charge-offs	(10,461)	(4,726)	(3,228)	(328)	(70)
Loan recoveries:
Real estate	825	81	609	0	0
Commercial loans	0	1	0	110	0
Consumer	13	30	16	18	27
Total recoveries	838	112	625	128	27
Net charge-offs	(9,623)	(4,614)	(2,603)	(200)	(43)
Provision for loan losses	6,958	5,340	10,640	3,405	935
Balance of allowance, December 31	$12,412	$15,077	$14,351	$6,314	$3,109

Net charge-offs to average loans	2.81%	1.14%	0.63%	0.05%	0.01%
Allowance to total loans	3.76%	3.97%	3.27%	1.55%	0.87%

The following table presents a five year history of the allocation of the allowance for loan losses at December 31, reflecting the methodologies described above, along with the percentage of total loans in each category at December 31.

	2011		2010		2009		2008		2007
		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix
Amount applicable to:
Real estate loans:
Construction and land development	$4,234	19%	$7,268	21%	$6,360	24%	$2,819	26%	$1,796	23%
1-4 family residential and home equity	2,323	34	1,480	31	2,168	30	200	32	194	35
Multi-family residential	14	1	51	1	45	2	0	2	0	2
Commercial	4,243	43	4,455	42	3,079	39	1,248	35	931	35
Total Real Estate Loans	10,814	97	13,254	95	11,652	95	4,267	95	2,921	95
Commercial business loans	636	2	637	4	357	4	1,806	4	64	3
Consumer Loans	169	1	174	1	52	1	241	1	124	2
Unallocated	793	0	1,012	0	2,290	0	0	0	0	0
Total allowance	$12,412	100%	$15,077	100%	$14,351	100%	$6,314	100%	$3,109	100%

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

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans (1)	$37,815	$54,420	$32,694	$10,459	$5,065
Loans 90 days past due and still accruing	0	0	0	0	0
Restructured loans (2)	25,771	13,283	11,959	0	0
Total non-performing loans (3)	63,586	67,703	44,653	10,459	5,065
Other real estate owned, net	30,966	17,994	4,594	2,843	655
Total non-performing assets	$94,552	$85,697	$49,247	$13,302	$5,720

Non-performing loans to total loans	19.25%	17.82%	10.19%	2.56%	1.41%
Non-performing assets to total assets	20.39%	17.59%	9.66%	2.70%	1.42%
Allowance for loan losses to non-performing loans	19.52%	22.27%	32.14%	60.37%	61.38%

(1) Gross interest income that would have been recorded in 2011 if non-accrual loans had been current and in accordance with their original terms was $3,887,000, while interest actually recorded on such loans was $912,000.
(2) Gross interest income that would have been recorded in 2011 if restructured loans had been current and in accordance with their original terms was $5,400,000, while interest actually recorded on such loans was $2,369,000.
(3)  Performing loans considered potential problem loans, as defined and identified by management, amounted to $27,058,000 at December 31, 2011. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

Investment Securities

The Bank maintains a portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of U.S. Government and Agency securities and mortgage-backed and other securities issued by U.S. government-sponsored enterprises (“GSEs”) including Freddie Mac and Fannie Mae. The Bank also invests in securities backed by pools of SBA-guaranteed loans.  The Bank has also invested in various mutual funds that invest in securities that the Bank is permitted to invest in directly, including the AMF Intermediate Mortgage, Ultra Short Mortgage, and Short U.S. Government Funds, which invest in agency and private label mortgage-backed securities. The Bank has also invested in the equity securities of Triangle Capital Corporation, a publicly traded business development/small business investment company that makes debt and equity investments in middle-market companies in the Southeastern states. As a member of the Federal Reserve and FHLB systems, the Bank is also required to invest in the stock of the Federal Reserve Bank of Richmond and FHLB of Atlanta, respectively.

The composition of investment securities at December 31 is shown below.

(Dollars in thousands)	2011	2010	2009
Available-for-Sale:(1)
Mutual Funds-AMF Intermediate Mortgage Fund	$135	$133	$148
Mutual Funds-AMF Ultra Short Mortgage Fund	576	581	571
Mutual Funds-AMF Short U.S. Government Fund	674	676	687
Equity Securities	362	359	229
SBA securitized loan pools	4,921	0	0
Other debt securities	3,167	0	0
Mortgage-backed Securities	13,821	410	79
Total	23,656	2,159	1,714

Held-to-Maturity:
U.S. Government and Agency (2)	750	750	500
SBA securitized loan pools	2,161	0	0
Other debt securities	1,500	0	0
Mortgage-backed Securities	5,334	8,689	4,149
Other	0	50	50
Total	9,745	9,489	4,699
Total Investment Securities (3)	$33,401	$11,648	$6,413

(1)  At estimated fair value.
(2)  Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)  The outstanding balance of no single issuer, except for U.S. Government, U.S. Government Agency, and FNMA securities, exceeded ten percent of stockholders’ equity at December 31, 2011, 2010 or 2009.

Contractual maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2011 are presented below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	One Year or Less		One Year to Five Years		Five Years to Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
SBA securitized loan pools	$—	—%	$988	3.63%	$3,933	0.86%
Other debt securities	2,254	1.47	913	1.69	—	—
Mortgage Backed Securities	—	—	1,350	1.98	4,707	1.71
Held-to-Maturity:
U.S. Government and Agency	750	0.02	—	—	—	—
SBA securitized loan pools	—	—	2,161	0.91	—	—
Other debt securities	1,000	1.13	500	1.00	—	—
Mortgage Backed Securities	118	2.28	5,122	0.45	94	2.79
Total Debt Securities	$4,122	1.15%	$11,034	1.14%	$8,734	1.34%

	Over Ten Years		Total
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield
Available-for-Sale:
SBA securitized loan pools	$—	—%	$4,921	1.42%
Other debt securities	—	—	3,167	1.53
Mortgage Backed Securities	7,764	1.97	13,821	1.88
Held-to-Maturity:
U.S. Government and Agency	—	—	750	0.02
SBA securitized loan pools	—	—	2,161	0.91
Other debt securities	—	—	1,500	1.09
Mortgage Backed Securities	—	—	5,334	0.53
Total Debt Securities	$7,764	1.97%	$31,654	1.40%

Deposits

The following table sets forth the average dollar amount of deposits in the various types of accounts at December 31:

	2011			2010
		Weighted			Weighted
	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total	Balance	Rate	Total
NOW and Money Market Accounts	$49,749	0.73%	14.38%	$43,966	1.31%	11.79%
Savings accounts	22,220	0.25	6.42	21,820	0.44	5.85
Term Certificates	250,648	1.41	72.43	280,963	2.14	75.37
Checking Accounts	23,429	0.00	6.77	26,045	0.00	6.99
Total Deposits	$346,046		100.00%	$372,794		100.00%

	2009
		Weighted
	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total
NOW and Money Market Accounts	$37,907	1.76%	10.16%
Savings accounts	21,018	0.59	5.64
Term Certificates	290,725	2.79	77.94
Checking Accounts	23,353	0.00	6.26
Total Deposits	$373,003		100.00%

Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (dollars in thousands):

2011				2010
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$10,000	2012	5.060%	Fixed	$10,000	2012	5.060%	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,500				$63,500

2009
	Maturity
Amount	Date	Rate	Type

$143	2010	3.930%	Fixed
10,000	2012	5.060	Fixed
7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed
$63,643

The Company has not had any short-term borrowings outstanding during the last three years.

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

The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, 300, and 400 basis points in interest rate levels. Due to the current interest rate environment, the Company did not perform analysis on decreases of 200, 300, or 400 basis points as of December 31, 2011.  This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2011, this analysis indicated that a shock decrease of 100 basis points would increase the market value of portfolio equity by 7.1%, while interest rate shock increases of 100, 200, 300, and 400 basis points would decrease the market value of portfolio equity by 6.0%, 10.3%, 14.3%, and 18.1%, respectively. These models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2011, this analysis indicated that a shock decrease of 100 basis points would increase net interest income by 8.2%. Interest rate shock increases of 100, 200, 300, and 400 basis points would decrease net interest income by 3.5%, 6.7%, 10.1%, and 13.5%, respectively.

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

Cash and cash equivalents decreased by $17.6 million during 2011. This decrease was the result of $19.0 million in cash used by financing activities and $519,000 in cash used by operating activities, partially offset by $2.0 million in cash provided by investing activities.

Cash and cash equivalents increased by $16.5 million during 2010. This increase was the result of $34.2 million in cash provided by investing activities and $5.4 million in cash provided by operating activities, partially offset by $23.1 million in cash used by financing activities.

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

The Bank’s time deposits of $100,000 or more represented 34.4% of total deposits at December 31, 2011, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(Dollars in thousands)	less	to 6	to 12	12	TOTAL

Time deposits-$100 thousand or more	$19,328	$16,758	$37,724	$42,925	$116,735

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s and the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. Since the Company had total assets exceeding $500 million as of June 30, 2009, it became subject to the capital adequacy requirements on a consolidated basis during 2010. However, beginning September 30, 2011, the Company is no longer subject to the capital requirements on a consolidated basis since total assets have not exceeded $500 million for four consecutive quarters.  At December 31, 2011, the Bank exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 13.93%, a tier 1 risk-based capital ratio of 9.12%, and a tier 1 leverage ratio of 7.04%. See Note 13 “Regulatory Matters” in the notes to the consolidated financial statements.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

The Company’s systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under “Allowance for Loan Losses” and in Notes 1 and 4 to the Consolidated Financial Statements. At December 31, 2011, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $249,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

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

As of December 31, 2011, we concluded that any unrealized losses in the available-for-sale portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent to hold and do not expect to be required to sell these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

Other Real Estate Owned.  Other real estate owned comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired, less costs of disposal. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required are added to a valuation reserve. Gains and losses realized from sales, as well as valuation adjustments, are included in noninterest income. Expenses of operation are included in noninterest expense.

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
Elkton, Maryland

We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related  consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. The Company's management is responsible or these consolidated financial statements.   Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
March 19, 2012

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(dollars in thousands, except per share data)

ASSETS
	2011	2010

Cash and due from banks	$19,944	$27,603
Interest bearing deposits with banks	13,908	24,185
Federal funds sold	559	181
Total cash and cash equivalents	34,411	51,969
Investment securities:
Securities available-for-sale at fair value	23,656	2,159
Securities held-to-maturity (fair value of $9,736 in 2011 and $9,383 in 2010)	9,745	9,489
Restricted investment securities – at cost	4,296	4,382
Loans receivable	330,262	379,919
Less: Allowance for loan losses	(12,412)	(15,077)
Net loans receivable	317,850	364,842
Other real estate owned	30,966	17,994
Premises and equipment, net	10,041	10,235
Accrued interest receivable	1,523	1,754
Mortgage servicing rights	467	469
Bank owned life insurance	8,284	8,078
Deferred tax assets	9,318	10,270
Assets held for sale	5,903	1,490
Income taxes receivable	5,276	1,199
Other assets	1,935	2,865
TOTAL ASSETS	$463,671	$487,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$339,075	$358,138
Other liabilities	10,612	9,780
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,500	63,500
Other borrowed funds	1,169	1,169
Total liabilities	431,356	449,587

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000
shares, issued and outstanding 11,560 shares, liquidation
preference $1,000 per share in 2011 and 2010	11,200	11,053
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 7,422,164 shares in
2011 and 3,697,523 shares in 2010	75	37
Additional paid in capital	12,299	12,277
Retained earnings	8,721	14,188
Accumulated other comprehensive income	20	53
Total stockholders’ equity	32,315	37,608
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$463,671	$487,195

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(dollars in thousands, except per share data)
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$20,935	$27,131
Interest on investment securities	300	229
Dividends on FHLB and FRB stock	68	51
Other interest-earning assets	56	56
Total interest income	21,359	27,467

INTEREST EXPENSE:
Interest expense on deposits	4,480	6,681
Interest expense on junior subordinated debentures	833	1,147
Interest expense on advances from Federal Home Loan Bank of Atlanta	2,462	2,464
Interest expense on other borrowed funds	59	43
Total interest expense	7,834	10,335

NET INTEREST INCOME	13,525	17,132

PROVISION FOR LOAN LOSSES	6,958	5,340

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,567	11,792

NONINTEREST INCOME:
Deposit account fees	565	604
ATM fees	455	437
Commission income	2	2
(Loss) gain on sale of other real estate owned	(491)	220
Gain on sale of loans	409	272
Loss on investments	(50)	-
Income from bank owned life insurance	206	207
Other	272	323
Total noninterest income	1,368	2,065

NONINTEREST EXPENSE:
Salaries and employee benefits	4,227	5,626
Occupancy expense	759	742
Equipment and data processing expense	1,275	1,283
Professional fees	1,451	596
FDIC deposit insurance premium	1,115	978
Other real estate owned expense and valuations	3,386	1,286
Loan collection expense	1,809	422
Other	1,433	1,163
Total noninterest expense	15,455	12,096

(LOSS) INCOME BEFORE INCOME TAXES	(7,520)	1,761
INCOME TAX (BENEFIT) EXPENSE	(2,815)	649
NET (LOSS) INCOME	$(4,705)	$1,112

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(725)	(715)
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(5,430)	$397

(Loss) earnings per common share - basic	$(0.73)	$0.06
(Loss) earnings per common share - diluted	$(0.73)	$0.06
Dividends declared per common share	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCES AT JANUARY 1, 2010	$10,916	$37	$12,252	$13,791	$(17)	$36,979

Comprehensive income:
Net income	—	—	—	1,112	—	1,112
Other comprehensive income, net of
tax effects of $45 (unrealized gains
on securities of $115)	—	—	—	—	70	70
Total comprehensive income	—	—	—	—	—	1,182
Preferred stock dividends	—	—	—	(578)	—	(578)
Stock purchased by dividend
reinvestment plan	—	—	23	—	—	23
Restricted stock awards	—	—	2	—	—	2
Amortization of preferred stock discount	137	—	—	(137)	—	—

BALANCES AT DECEMBER 31, 2010	11,053	37	12,277	14,188	53	37,608

Comprehensive income:
Net loss	—	—	—	(4,705)	—	(4,705)
Other comprehensive loss, net of
tax effects of $21 (unrealized losses
on securities of $54)	—	—	—	—	(33)	(33)
Total comprehensive loss	—	—	—	—	—	(4,738)
Preferred stock dividends	—	—	—	(578)	—	(578)
2-for-1 stock split	—	37	—	(37)	—	—
Stock purchased by dividend
reinvestment plan	—	1	21	—	—	22
Restricted stock awards	—	—	1	—	—	1
Amortization of preferred stock discount	147	—	—	(147)	—	—

BALANCES AT DECEMBER 31, 2011	$11,200	$75	$12,299	$8,721	$20	$32,315

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(dollars in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,705)	$1,112
Adjustments to reconcile net (loss) income to net cash (used)
provided by operating activities:
Depreciation and amortization	1,021	645
Provision for loan losses	6,958	5,340
Gain on sale of loans	(409)	(272)
Loss (gain) on sale of other real estate owned	491	(220)
Loss on investments	50	-
Loss on premises and equipment	22	-
Increase in cash surrender value of bank owned life insurance	(206)	(207)
Other real estate owned valuation	2,352	1,093
Deferred income taxes	973	(1,416)
Excess servicing rights	(91)	(123)
Restricted stock awards	1	2
Originations of loans held for sale	(10,340)	(15,202)
Proceeds from sales of loans held for sale	10,701	15,418
Net change in:
Accrued interest receivable and other assets	(7,591)	(99)
Other liabilities	254	(657)
Net cash (used) provided by operating activities	(519)	5,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(22,857)	(404)
Purchase of investment securities held-to-maturity	(18,019)	(9,474)
Proceeds from maturities, calls and principal payments
of investment securities available-for-sale	1,135	73
Proceeds from maturities, calls and principal payments
of investment securities held-to-maturity	17,457	4,583
Net redemption of stock in Federal Home Loan Bank	86	14
Net decrease in loans	22,460	37,108
Proceeds from sale of other real estate owned	2,069	2,540
Proceeds from sale of premises and equipment	20	-
Purchases of premises and equipment - net	(348)	(197)
Net cash provided by investing activities	2,003	34,243

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(19,063)	(24,200)
Net decrease in long-term advances from Federal Home Loan Bank	-	(143)
Net increase in other borrowed funds	-	1,168
Proceeds from issuance of common stock	21	23
Net cash used by financing activities	(19,042)	(23,152)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(dollars in thousands)

	2011	2010

(Decrease) increase in cash and cash equivalents	$(17,558)	$16,505

Cash and cash equivalents at beginning of year	51,969	35,464

Cash and cash equivalents at end of year	$34,411	$51,969

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$1,355	$4,807
Cash paid for interest	$6,976	$9,236

Supplemental disclosure of noncash investing and financing activities:

Transfer of loans receivable to other real estate owned	$17,622	$16,813

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2011. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Form 10-K were issued.  The following is a summary of the more significant accounting policies:

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

Restricted Investment Securities

Restricted investment securities consist of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company’s stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank’s common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2011 and 2010, the Company met all stock ownership requirements set forth by the FRB and FHLB.

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

Loans Held for Sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2011 and 2010.

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

The allowance consists of specific, general and unallocated components. The components of the allowance for loan losses represent an estimation done pursuant to either Accounting Standards Codification (“ASC”) Topic 450 “Contingencies,” or ASC Topic 310 “Receivables.”  The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is based upon management’s evaluation of various conditions that are not directly measured in the determination of the specific and general components. These conditions may include the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrowers’ ability to repay the loan.

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

Income Taxes

Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse. We recognize interest and penalties related to income tax matters in other noninterest expense.  The Company does not have any uncertain tax positions that are deemed material and did not recognize any adjustments for unrecognized tax benefits.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $56,000 and $63,000 for the years ended December 31, 2011 and 2010, respectively.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation-Stock Compensation, which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

Segment Reporting

ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on the analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-makers use consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

2.           RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”

                This ASU increases the prominence of other comprehensive income (“OCI”) in financial statements and provides two options for presenting OCI. The ASU eliminates the current placement near the statement of shareholders’ equity or detailed in the Consolidated Statement of Changes in Shareholders’ Equity. The ASU provides for an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. The ASU does not affect the calculation of OCI. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) –Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

                This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes the principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU will require new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The ASU is effective for reporting periods beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-03, “Transfer and Servicing (Topic 860) –Reconsideration of Effective Control of Repurchase Agreements”

                This ASU improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-02, “Receivables (Topic 310) –A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”

This ASU provides additional guidance or clarification in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU clarifies that in order for a restructuring to constitute a TDR, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The ASU clarifies guidance on a creditor’s evaluation of whether it has granted a concession. Additionally, the ASU clarifies guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The ASU was effective for interim or annual periods beginning on or after June 15, 2011 and the adoption of ASU 2011-02 did not have a material impact on the Company’s financial condition or results of operations.

3.            INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at December 31, 2011 and 2010 are summarized in the following table (in thousands).

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$41	$711
Mutual funds - U.S. Government securities	686	—	12	674
Equity securities	226	136	—	362
SBA securitized loan pools	4,947	9	35	4,921
Other debt securities	3,200	4	37	3,167
Mortgage-backed securities	13,817	49	45	13,821
	$23,623	$203	$170	$23,656

Held-to-Maturity:
SBA securitized loan pools	$2,161	$—	32	$2,129
Other debt securities	1,500	12	—	1,512
Mortgage-backed securities	5,334	41	30	5,345
U. S. Treasury securities and obligations	750	—	—	750
	$9,745	$53	$62	$9,736

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$10	$43	$714
Mutual funds - U.S. Government securities	686	—	10	676
Equity securities	226	133	—	359
Mortgage-backed securities	414	—	4	410
	$2,073	$143	$57	$2,159

Held-to-Maturity:
Other	$50	$—	—	$50
Mortgage-backed securities	8,689	8	114	8,583
U. S. Treasury securities and obligations	750	—	—	750
	$9,489	$8	$114	$9,383

At December 31, 2011 and 2010, investment securities with a carrying value of $750,000 and $750,000, respectively, were pledged to secure deposits of municipalities. At December 31, 2011 and 2010, investment securities with a carrying value of $25.1 million and $800,000, respectively, were pledged to secure advances from the Federal Home Loan Bank of Atlanta, investment securities with a carrying value of $2.5 million and $4.6 million, respectively, were pledged to Community Bankers’ Bank, and investment securities with a carrying value of $3.3 million and $2.8 million, respectively, were pledged to the Federal Reserve Bank of Richmond.

The tax effect of the net unrealized holding gains or losses of available-for-sale securities is included as a component of the net deferred tax asset and the remaining portion of the holding gain or loss is included as a component of accumulated other comprehensive income (loss). At December 31, 2011, a deferred tax liability of $13,000 and accumulated other comprehensive income of $20,000 relate to the unrealized holding loss on available-for-sale securities. At December 31, 2010, a deferred tax liability of $34,000 and accumulated other comprehensive income of $52,000 relate to the unrealized holding loss on available-for-sale securities.

The contractual maturities of investment securities at December 31, 2011 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Carrying	Due Within	Due Between	Due Between	Due After
	Value	One Year	1-5 Years	5-10 Years	10 Years
Available-for-Sale:
SBA securitized loan pools	$4,921	$—	$988	$3,933	$—
Other debt securities	3,167	2,254	913	—	—
Mortgage-backed securities	13,821	—	1,350	4,707	7,764
Held-to-Maturity:
SBA securitized loan pools	2,161	—	2,161	—	—
Other debt securities	1,500	1,000	500	—	—
Mortgage-backed securities	5,334	118	5,122	94	—
U.S. Treasury securities and obligations	750	750	—	—	—
	$31,654	$4,122	$11,034	$8,734	$7,764

As of December 31, 2011, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$135	$41	$135	$41
Mutual funds – US Govt securities	—	—	674	12	674	12
SBA securitized loan pools	3,892	35	—	—	3,892	35
Other debt securities	913	37	—	—	913	37
Mortgage-backed securities	7,141	41	203	4	7,344	45
Held-to-Maturity:
SBA securitized loan pools	2,129	32	—	—	2,129	32
Mortgage-backed securities	1,799	30	—	—	1,799	30
	$15,874	$175	$1,012	$57	$16,886	$232

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

Management has the intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of December 31, 2011 and 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2011 and 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The Company did not sell any securities during the years ended December 31, 2011 and 2010.

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company has segregated its loan portfolio into six segments, including construction and land development, 1-4 family residential, multi-family residential, commercial real estate, commercial business, and consumer.  The Company’s primary market area is in Northeastern Maryland in Cecil and Harford Counties, so exposure to credit risk is significantly affected by changes in these counties.

Construction lending primarily involves lending for construction of single family residences, although the Bank does lend funds for the construction of commercial properties and multi-family real estate.  All loans for the construction of speculative sale homes have a loan-to-value ratio of not more than 80%.  The Bank has financed the construction of non-residential properties on a case by case basis.  Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion.  Construction projects are inspected by contracted inspectors or bank personnel.  Construction loans are underwritten on the basis of the estimated value of the property as completed. The Bank originates loans secured by raw land, which are generally granted to developers have terms of up to three years.  The substantial majority of land loans have a loan-to-value ratio not exceeding 75%.  Land loans have a higher level of risk than loans for the purchase of existing homes since collateral values can only be estimated at the time the loan is approved.  The Bank has sought to minimize this risk by offering such financing primarily to builders and developers to whom the Bank has loaned funds in the past and to persons who have previous experience in such projects.

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

The Bank primarily originates commercial real estate loans in its market area.  These loans are generally larger and involve greater risks that one-to-four family residential loans.  Because payments on these loans are often dependent on the successful operation or management of the property, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks in a variety of ways, including limiting the size and loan-to-value ratios.  The loans typically have terms of 20 to 40 years, with rate adjustments every one, three, or five years.  They generally have imbedded interest rate floors, with no interest rate ceilings, and have no interest rate change limitations.  The Bank’s commercial real estate loans are typically secured by retail or wholesale establishments, motels/hotels, service industries, and industrial or warehouse facilities.  During 2011, the Bank began making loans under the Small Business Administration (“SBA”) Section 7(a) program, under which the SBA guarantees up to 75% of loans of up to $5 million for the purchase or expansion of small businesses.  The Bank may sell the guaranteed portion of SBA loans into the secondary market and retain the unguaranteed portion in its portfolio.

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

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of December 31, 2011 and 2010.

Credit Quality Indicators
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$28,194	$86,467	$4,458	$118,723	$6,359	$2,734	$246,485
Special mention	7,462	11,331	-	7,455	804	6	27,058
Substandard	27,342	12,823	-	15,710	686	158	56,719
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Credit risk profile based on payment activity:

Performing	$36,437	$94,759	$4,458	$132,508	$7,681	$2,892	$278,735
Nonperforming	26,561	15,862	-	8,930	168	6	51,527
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Credit Quality Indicators
As of December 31, 2010
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$48,192	$99,084	$5,123	$110,880	$12,305	$3,628	$279,212
Special mention	4,787	2,919	-	19,466	464	-	27,636
Substandard	28,619	15,090	-	28,453	744	165	73,071
Total	$81,598	$117,093	$5,123	$158,799	$13,513	$3,793	$379,919

Credit risk profile based on payment activity:

Performing	$55,640	$103,447	$4,832	$131,671	$12,994	$3,632	$312,216
Nonperforming	25,958	13,646	291	27,128	519	161	67,703
Total	$81,598	$117,093	$5,123	$158,799	$13,513	$3,793	$379,919

Age Analysis of Past Due Loans Receivable
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$630	$4,003	$-	$585	$7	$-	$5,225
60-89 Days Past Due	1,117	4,335	-	2,389	-	1	7,842
Greater Than 90 Days Past Due	24,814	7,524	-	5,956	161	5	38,460
Total Past Due	26,561	15,862	-	8,930	168	6	51,527
Current	36,437	94,759	4,458	132,508	7,681	2,892	278,735
Total Loans Receivable	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2010
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$2,831	$3,025	$-	$5,302	$49	$-	$11,207
60-89 Days Past Due	-	1,203	-	6,405	444	-	8,052
Greater Than 90 Days Past Due	19,103	7,986	-	19,766	-	-	46,855
Total Past Due	21,934	12,214	-	31,473	493	-	66,114
Current	59,664	104,879	5,123	127,326	13,020	3,793	313,805
Total Loans Receivable	$81,598	$117,093	$5,123	$158,799	$13,513	$3,793	$379,919

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(2,595)	(851)	-	(5,993)	(982)	(40)	-	(10,461)
Recoveries	26	10	-	789	-	13	-	838
Provision	(465)	1,684	(37)	4,992	981	22	(219)	6,958
Ending balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412

Ending balance individually evaluated for impairment	$661	$1,360	$-	$406	$281	$158	$-	$2,866

Ending balance collectively evaluated for impairment	$3,573	$963	$14	$3,837	$355	$11	$793	$9,546

Loans receivable:

Ending balance	$62,998	$110,621	$4,558	$141,438	$7,849	$2,898	$-	$330,262

Ending balance individually evaluated for impairment	$27,342	$13,137	$-	$15,710	$686	$158	$-	$57,033

Ending balance collectively evaluated for impairment	$35,656	$97,484	$4,458	$125,728	$7,163	$2,740	$-	$273,229

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2010
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$6,360	$2,168	$45	$3,079	$357	$52	$2,290	$14,351
Charge-offs	(2,431)	(1,235)	-	(866)	(100)	(94)	-	(4,726)
Recoveries	-	56	-	25	1	30	-	112
Provision	3,339	491	6	2,217	379	186	(1,278)	5,340
Ending balance	$7,268	$1,480	$51	$4,455	$637	$174	$1,012	$15,077

Ending balance individually evaluated for impairment	$1,926	$515	$-	$3,116	$540	$161	$-	$6,258

Ending balance collectively evaluated for impairment	$5,342	$965	$51	$1,339	$97	$13	$1,012	$8,819

Loans receivable:

Ending balance	$81,598	$117,093	$5,123	$158,799	$13,513	$3,793	$-	$379,919

Ending balance individually evaluated for impairment	$28,619	$15,090	$-	$28,453	$744	$165	$-	$73,071

Ending balance collectively evaluated for impairment	$52,979	$102,003	$5,123	$130,346	$12,769	$3,628	$-	$306,848

Loans Receivable on Nonaccrual Status
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$23,670	$8,023	$-	$5,956	$161	$5	$37,815

Loans Receivable on Nonaccrual Status
As of December 31, 2010
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$24,972	$8,423	$-	$21,016	$-	$-	$54,420

Loan Modifications
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	34	1	9	1	1	46

Pre-Modification Principal Balance	$-	$7,292	$290	$18,378	$500	$162	$26,622

Post-Modification Principal Balance	$-	$7,068	$286	$17,758	$500	$159	$25,771

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	4	-	-	-	-	4

Current Principal Balance	$-	$781	$-	$-	$-	$-	$781

Loan Modifications
As of December 31, 2010
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	1	23	1	7	1	1	34

Pre-Modification Principal Balance	$984	$9,051	$290	$9,262	$527	$162	$20,276

Post-Modification Principal Balance	$986	$8,118	$291	$9,071	$519	$161	$19,146

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	6	-	2	-	-	8

Current Principal Balance	$-	$2,904	$-	$1,342	$-	$-	$4,246

Impaired Loans
As of and For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$6,214	$3,658	$-	$1,013	$-	$-	$10,885

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$4,986	$2,963	$-	$7,168	$260	$80	$15,457

Interest Income Recognized	$116	$179	$-	$50	$-	$-	$345

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$17,457	$11,433	$286	$22,701	$661	$163	$52,701

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,828	$11,627	$288	$19,061	$330	$81	$51,215

Interest Income Recognized	$293	$551	$24	$1,112	$39	$6	$2,025

Totals:

Unpaid Principal Balance	$23,671	$15,091	$286	$23,714	$661	$163	$63,586

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$24,814	$14,590	$288	$26,229	$590	$161	$66,672

Interest Income Recognized	$409	$730	$24	$1,162	$39	$6	$2,370

Impaired Loans
As of and For the Year Ended December 31, 2010
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$3,758	$1,448	$-	$9,995	$-	$-	$15,201

Related Allowance for Loan Losses	$1,749	$258	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$3,725	$1,100	$-	$6,842	$-	$-	$11,667

Interest Income Recognized	$2	$19	$-	$377	$-	$-	$398

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,214	$6,984	$-	$11,021	$-	$-	$39,219

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$20,717	$6,753	$-	$7,617	$131	$-	$35,218

Interest Income Recognized	$707	$262	$-	$391	$-	$-	$1,360

Totals:

Unpaid Principal Balance	$24,972	$8,432	$-	$21,016	$-	$-	$54,420

Related Allowance for Loan Losses	$1,749	$258	$-	$2,284	$-	$-	$4,291

Average Recorded Investment	$24,442	$7,853	$-	$14,459	$131	$-	$46,885

Interest Income Recognized	$709	$281	$-	$768	$-	$-	$1,758

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

	2011	2010

Balance at beginning of year	$16,062	$16,807
Loans transferred to other real estate owned	(2,665)	—
Change in affiliation of directors and officers	(8,556)	—
New loans and additional borrowings	—	346
Repayments	(407)	(1,091)
Balance at end of year	$4,434	$16,062

During 2010, Cecil Bank placed a $2.66 million loan to a limited liability company on non-accrual after the borrower was unable to make payments.  The loan is guaranteed by, among others, Chairman Sposato and by a limited liability company in which Chairman Sposato has an ownership interest.  The property securing the loan has recently been reappraised at less than the loan amount and Mr. Sposato has pledged additional security to cover a significant portion of the collateral shortfall.  Cecil Bank initiated foreclosure proceedings in 2010 and moved the loan to other real estate owned in 2011.

5.           SERVICING

At December 31, 2011 and 2010, the Bank was servicing loans for others amounting to approximately $45.5 million and $45.0 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $467,000 and $469,000 as of December 31, 2011 and 2010, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $93,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively.

The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

	2011	2010

Balance at beginning of period	$469	$407
Mortgage servicing rights capitalized	91	123
Mortgage servicing rights amortized	(93)	(61)
Balance at end of period	$467	$469

6.           PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classifications as follows (in thousands):

	2011	2010

Land	$1,863	$1,863
Buildings and improvements	9,310	9,287
Furniture, fixtures and equipment	2,810	2,789
Leasehold improvements	464	462
	14,447	14,401
Less: accumulated depreciation	4,406	4,166
	$10,041	$10,235

Depreciation expense for the years ended December 31, 2011 and 2010 was $500,000 and $482,000, respectively.

The Bank leases three of its branch facilities, two automated teller machine facilities, and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2011:

Year ending December 31:
2012	$148
2013	99
2014	85
2015	34
2016	4
Thereafter	1

Rent expense was $166,000 and $169,000 for the years ended December 31, 2011 and 2010, respectively.

7.            ASSETS HELD FOR SALE

The Company records assets held for sale at the lesser of fair value less costs to sale or carrying value.  These assets are assessed for impairment at the time they are reclassified as held for sale and on a quarterly basis thereafter.  During the quarter ended December 31, 2011, the Company decided to sell a property that had been purchased in 2007 for branch expansion.  The Company also decided to sell its ownership stake in Elkton Senior Apartments, LLC.  As of December 31, 2011, we had obtained a sales agreement for both assets and expect the real estate sale to close in the second quarter.  The sale of our ownership stake in the LLC closed January 13, 2012.  A schedule of assets held for sale (in thousands) at December 31 is as follows:

	2011	2010

Premises held for sale	$1,128	$1,390
Investment in Elkton Senior Apartments, LLC	4,775	100
	$5,903	$1,490

The Company recorded a $262,000 valuation adjustment on the premises held for sale and is carrying the asset at contract sales price less costs to sell.  The valuation adjustment is recorded on the income statement in the caption “Other real estate owned expense and valuations.”  Our investment in Elkton Senior Apartments has not been adjusted, as the sales price was at a premium over carrying value.  This gain on sale was recorded in January 2012 when the transaction closed.

8.           DEPOSITS

The following is a summary of deposits (dollars in thousands) as of December 31:

	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

NOW and Money Market accounts	$50,459	0.73%	$46,435	1.31%
Savings accounts	21,911	0.25	21,537	0.44
Term certificates	243,480	1.41	263,552	2.14
Checking accounts	23,225	0.00	26,614	0.00
	$339,075		$358,138

A summary of certificate accounts (dollars in thousands) by maturity as of December 31, 2011 follows:

Three months or less	$47,426
Three months to twelve months	115,533
Twelve months to twenty-four months	47,752
Twenty-four months to thirty-six months	11,053
Thirty-six months to forty-eight months	9,453
Forty-eight months to sixty months	12,263
$243,480

The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.

Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $116,735,000 and $121,883,000 as of December 31, 2011 and 2010, respectively.

Officers’ and directors’ deposit accounts amounted to approximately $1,134,000 and $1,586,000 at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, $49,000 and $37,000, respectively, in overdrawn demand deposit accounts were reclassified as loans receivable on the consolidated balance sheet.

9.           ADVANCES FROM FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

At December 31, advances from the FHLB consisted of the following (dollars in thousands):

2011				2010
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$10,000	2012	5.060%	Fixed	$10,000	2012	5.060%	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$63,500				$63,500

The Bank has lines of credit with the FHLB with a total maximum available balance of $64.4 million. As of December 31, 2011, $900,000 was available to be drawn against the lines of credit.

Wholly owned first mortgage loans on 1 - 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $63.3 million were pledged to the FHLB as collateral on advances as of December 31, 2011. Investment securities with a carrying value of $25.1 million and interest bearing deposits with banks totaling $12.0 million were also pledged to the FHLB as collateral on advances as of December 31, 2011.

The Bank has a secured line of credit with the Community Bankers’ Bank with a total maximum available balance of $2.2 million. As of December 31, 2011 the maximum balance was available to be drawn against the line of credit.

10.           JUNIOR SUBORDINATED DEBENTURES

In March 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust I (the “Trust”). On March 23, 2006, the Trust sold $10.0 million of trust preferred securities in a private placement. The Trust used the proceeds plus the proceeds from the sale of common securities to the Company to purchase $10.3 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bore interest at a fixed rate of 6.51% for the first five years. Beginning March 2011, the trust preferred securities and the junior subordinated debentures bear interest at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.38%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 23, 2036 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes

In November 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust II (the “Trust”). On November 30, 2006, the Trust sold $7.0 million of trust preferred securities in a private placement. The Trust used the proceeds plus the proceeds from the sale of common securities to the Company to purchase $7.2 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bear interest at a fixed rate of 6.58% for five years and then at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.68%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 6, 2037 and are callable at par after five years. The trust preferred securities, classified on the balance sheet as “junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

See note 19 to the consolidated financial statements for additional discussion regarding the payment of interest on these junior subordinated debentures.

11.           INCOME TAXES

Income tax (benefit) expense (in thousands) for the years ended December 31 consists of:

	2011	2010
Current income taxes:
Federal	$(2,986)	$1,597
State	(802)	468
	(3,788)	2,065
Deferred income taxes:
Federal	757	(1,119)
State	216	(297)
	973	(1,416)
Total income tax (benefit) expense	$(2,815)	$649

The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:
	2011	2010
Deferred tax assets:
Deferred loan origination fees	$93	$160
Non-accrual interest	1,509	1,498
Loan loss allowance	4,897	5,947
Deferred compensation	2,347	2,513
Net unrealized (gain) loss on available-for-sale securities	(13)	(34)
Tax basis in excess of carrying value of goodwill	186	262
Tax basis in excess of carrying value of other real estate owned	842	343
Capital loss carry-forwards	324	201
State net operating loss carry-forwards	126	111
Other	174	5
Total gross deferred tax assets	10,485	11,006

Deferred tax liabilities:
FHLB stock dividends	28	28
Mortgage servicing rights	184	185
Tax accumulated depreciation in excess of book	524	412
Total gross deferred tax liabilities	736	625
Net deferred tax assets before valuation allowance	9,749	10,381
Valuation allowance	(431)	(111)
Net deferred tax assets	$9,318	$10,270

At December 31, 2011 and 2010, the Company had established valuation allowances on both its state net operating loss carry-forward and its capital loss carry-forward due to the uncertainty of realization.  The loss carry-forwards begin to expire in 2012 through 2032.  For the remainder of the deferred tax assets, no valuation allowance was required because management believes that it is more likely than not that these deferred tax assets will be realized. A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2011		2010

Federal income tax rate	(34.0	) %	34.0%
Increase (decrease) resulting from:
State income taxes, net of federal
income tax benefit	(4.5)		4.5
Other	1.1		(1.6)
Effective tax rate	(37.4	) %	36.9%

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

12.       STOCKHOLDERS’ EQUITY

The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 120,000 shares for issuance under the plan. During the year ended December 31, 2011, there were 10,852 shares issued under the plan.

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold 11,560 shares of fixed rate cumulative perpetual preferred stock, series A, and a warrant to purchase 523,076 shares (after adjusting for the 2-for-1 stock split approved by the Board of Directors in May 2011) of the Company’s common stock to the United States Department of the Treasury for an aggregate purchase price of $11.560 million in cash, with $37,000 in offering costs, and net proceeds of $11.523 million. The preferred stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

The regulations of the Federal Reserve in effect at December 31, 2011, impose capital ratio requirements on bank holding companies with assets of more than $500 million as of June 30 of the prior year. The Company, therefore, became subject to the Federal Reserve’s capital ratio requirements during 2010. Beginning September 30, 2011, the Company is no longer subject to the capital ratio requirements on a consolidated basis since total assets have not exceeded $500 million for four consecutive quarters.  The Bank remains fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2011, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2011, the Bank was well capitalized as defined in the Federal Reserve’s regulations. There are no subsequent conditions or events that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

			To be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Rules		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total risk-based capital ratio	$49,718	13.93%	$35,704	10.00%	$28,563	8.00%
Tier 1 risk-based capital ratio	32,557	9.12	21,422	6.00	14,281	4.00
Tier 1 leverage ratio	32,557	7.04	23,112	5.00	18,489	4.00

As of December 31, 2010:
Total risk-based capital ratio
The Bank	$55,775	14.49%	$38,495	10.00%	$30,796	8.00%
Consolidated	55,848	14.47	38,590	10.00	30,872	8.00
Tier 1 risk-based capital ratio
The Bank	38,236	9.93	23,097	6.00	15,398	4.00
Consolidated	46,408	12.03	23,154	6.00	15,436	4.00
Tier 1 leverage ratio
The Bank	38,236	7.87	24,302	5.00	19,442	4.00
Consolidated	46,408	9.53	24,354	5.00	19,483	4.00

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

14.           OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

In 2009, the Company adopted an Equity Incentive Plan (the “Plan”) that provides that the Board of Directors or the Compensation Committee of the Board of Directors (the “Committee”) may grant stock options and restricted stock awards to directors, officers and employees.  The total number of shares of common stock to be reserved and available for awards under the Plan is 737,870 shares (after adjusting for the 2-for-1 stock split approved by the Board of Directors in May 2011).

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

The Plan provides that the Committee may grant stock options and restricted stock awards to participants selected by the Committee.  Options awarded under the Plan may be either options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), options that do not, or cease to, qualify as incentive stock options under the Internal Revenue Code (“non-statutory stock options” or “NSOs”) and stock awards (“Stock Awards”) comprised of shares of Company common stock.  Awards to any individual Employee under the Plan shall not exceed one-third of the aggregate total number of Shares reserved for Stock Options or one-third of the aggregate total number of Shares reserved for Restricted Stock Awards during the Term of the Plan or in any one year.  The maximum number of shares of the Common Stock that may be delivered pursuant to Awards under the Plan is 737,870 shares.  Of the 737,870 Plan shares, the Company may issue a maximum of 553,402 shares (75%) upon the exercise of Stock Options and may grant a maximum of 184,468 (25%) shares as Restricted Stock Awards.

In November 2009, the Committee approved the granting of 120,250 restricted stock awards (“Awards”) with a fair market value of $2.00 per share.  Awards shall become earned and non-forfeitable at the rate of 20% on the one year anniversary of the Date of Grant, and 20% annually thereafter, during periods of continued service as a director or director emeritus of the Company or Cecil Bank. Awards shall vest immediately upon the death or Disability of the Participant, or upon a change in control of the Company or the Bank.

A summary of the Company’s activity under the plan, and related information for the years ended December 31 is as follows:

	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of year	116,288	$2.00	120,250	$2.00
Forfeited	(1,926)	2.00	(816)	2.00
Awarded	—	—	—	—
Released	(2,668)	2.00	(3,146)	2.00

Unvested at end of year	111,694	$2.00	116,288	$2.00

The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2011 and 2010.

Deferred Compensation

The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2011 and 2010 was $(408,000) and $692,000, respectively. Pursuant to the Written Agreement with the Federal Reserve and the State of Maryland, a 2009 amendment to the plan was disallowed during 2011.  Therefore, the Bank reduced its accrual for future benefits under the plan in accordance with the deferred compensation agreements prior to the amendment.  The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $8,284,000 and $8,078,000 at December 31, 2011 and 2010, respectively, which were purchased as a method of partially financing the benefits under this plan.

Profit Sharing Plan

The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees’ contribution. In applying the matching contribution, only employee salary deductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2011 and 2010, the Bank’s expense related to the Plan was $52,000 and $63,000, respectively.

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

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $4,598,000 at December 31, 2011, and $10,412,000 at December 31, 2010. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of home equity lines at year-end amounted to approximately $1,155,000 in 2011 and $1,069,000 in 2010. The Bank’s home equity line accounts are secured by the borrower’s residence.

Irrevocable letters of credit, totaling $7,292,000 at December 31, 2011 and $11,869,000 at December 31, 2010, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance and are seldom exercised.

16.           EARNINGS PER SHARE

In the following table, basic earnings per share are derived by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding, and do not include the effect of any potentially dilutive common stock equivalents. The diluted earnings per share are derived by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants.  All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  As of December 31, 2011 and 2010, the 523,076 shares in the warrant agreement issued to the US Treasury as part of the Troubled Asset Relief Program Capital Purchase Program were excluded from the diluted earnings per share calculation because their effect was anti-dilutive.

The calculation of net income (loss) per common share for the years ended December 31 is as follows:

	2011	2010
BASIC AND DILUTED:
Net (loss) income	$(4,705,000)	$1,112,000
Preferred stock dividends	(725,000)	(715,000)
Net (loss) income available to common stockholders	$(5,430,000)	$397,000

Average common shares outstanding	7,413,455	7,385,734
Basic and diluted net income (loss) per share	$(0.73)	$0.06

17.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of financial instruments (in thousands) at December 31, 2011 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$34,411	$34,411
Investment securities:
Available-for-sale	23,656	23,656
Held-to-maturity	9,745	9,736
Loans receivable	330,262	401,098
Restricted investment securities	4,296	4,296
Accrued interest receivable	1,523	1,523
Financial liabilities:
Deposits	339,075	322,027
Junior subordinated debentures	17,000	14,711
Advances from FHLB	63,500	63,662
Other borrowed funds	1,169	1,168

The estimated fair values of financial instruments (in thousands) at December 31, 2010 are as follows:

	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$51,969	$51,969
Investment securities:
Available-for-sale	2,159	2,159
Held-to-maturity	9,489	9,383
Loans receivable	379,919	455,262
Restricted investment securities	4,382	4,382
Accrued interest receivable	1,754	1,754
Financial liabilities:
Deposits	358,138	328,870
Junior subordinated debentures	17,000	16,959
Advances from FHLB	63,500	63,788
Other borrowed funds	1,169	1,168

18.           ASSETS MEASURED AT FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than Level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at December 31, 2011 and 2010 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Investment securities
available-for-sale
Mutual funds – mortgage securities	$711	$711	$—	$—
Mutual funds – U.S. Government
securities	674	674	—	—
Equity securities	362	362	—	—
SBA securitized loan pools	4,921	—	4,921	—
Other debt securities	3,167	—	3,167	—
Mortgage-backed securities	13,821	—	13,821	—

Total investment securities available-for-sale	$23,656	$1,747	$21,909	$—

December 31, 2010
Investment securities
available-for-sale
Mutual funds – mortgage securities	$714	$714	$—	$—
Mutual funds – U.S. Government
Securities	676	676	—	—
Equity Securities	359	359	—	—
Mortgage-backed securities	410	—	410	—

Total investment securities
available-for-sale	$2,159	$1,749	$410	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at December 31, 2011, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Other real estate owned	$30,966	$0	$0	$30,966
Impaired loans	62,491	0	0	62,491

December 31, 2010
Other real estate owned	$17,944	$0	$0	$17,944
Impaired loans	50,129	0	0	50,129

19.       CASH DIVIDENDS AND INTEREST ON JUNIOR SUBORDINATED DEBENTURES

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined at its meeting held January 19, 2010 that it was in the best interests of the Company and its stockholders not to declare a cash dividend on its common stock beginning the first quarter of 2010 and not to declare the dividend payable beginning February 15, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  However, dividends on the Series A Preferred Stock are being accrued in other liabilities on the balance sheet.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.  At December 31, 2011, unpaid dividends on the Series A Preferred Stock total $1.3 million and unpaid interest on the subordinated debentures totals $2.0 million, which is included in other liabilities.

20.       CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

The following condensed balance sheets (in thousands) as of December 31, 2011 and 2010 and condensed statements of operations and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

ASSETS

	2011	2010

Cash	$511	$307
Investment in subsidiaries	37,909	42,490
Investments held-to-maturity	-	50
Notes receivable from subsidiaries	12,937	12,924
Premises and equipment	-	398
Accrued interest receivable from subsidiaries	1,488	901
Other assets	311	261

Total assets	$53,156	$57,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$17,000	$17,000
Loans payable to subsidiaries	-	200
Other liabilities	3,841	2,523

Total liabilities	20,841	19,723

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares in 2011 and 2010, issued and outstanding 11,560 shares, liquidation preference $1,000 per share, in 2011 and 2010	11,200	11,053
Common stock, $.01 par value, authorized 10,000,000 shares in 2011 and 2010, issued and outstanding 7,422,164 shares in 2011 and 3,697,523 shares in 2010	75	37
Additional paid-in capital	12,299	12,277
Retained earnings	8,721	14,188
Accumulated other comprehensive income	20	53

Total stockholders’ equity	32,315	37,608

Total liabilities and stockholders’ equity	$53,156	$57,331

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2011	2010
Income:
Interest income on notes receivable from subsidiaries	$587	$878
Rental income from subsidiaries	94	125
Equity in undistributed (loss) earnings of subsidiaries	(4,550)	1,179
Loss on investments	(50)	-
Other income	30	92
Total income	(3,889)	2,274

Operating expenses:
Compensation and benefits	21	33
Interest expense on junior subordinated debentures	833	1,147
Interest expense on loans payable to subsidiaries	7	7
Other	9	9
Total operating expenses	870	1,196

Net (loss) income before income taxes	(4,759)	1,078

Income tax benefit	54	34

Net (loss) income	(4,705)	1,112

Preferred stock dividends and discount accretion	(725)	(715)
Net (loss) income available to common stockholders	$(5,430)	$397

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,705)	$1,112
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Equity in undistributed loss (earnings) of subsidiaries	4,550	(1,179)
Restricted stock awards	1	3
Loss on investments	50	-
Net change in other assets and other liabilities	102	232
Net cash flows (used) provided by operating activities	(2)	168

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of equity interest in subsidiaries to bank subsidiary	-	75
Proceeds from sale of premises and equipment to bank subsidiary	398	-
Investment in subsidiary	(13)	-
Net cash provided by investing activities	385	75

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21	23
Repayment of loan from bank subsidiary	(200)	-
Net cash (used) provided by financing activities	(179)	23

NET INCREASE IN CASH	204	266
CASH AT BEGINNING OF PERIOD	307	41
CASH AT END OF PERIOD	$511	$307

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2011. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Fourth Quarter 2011 Changes in Internal Control over Financial Reporting

No change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other Executive Officers

Following are the name, age (as of December 31, 2011), and principal position of executive officers of the Company and the Bank who are not directors.

Name	Age	Title

Brian J. Hale	52	Executive Vice President/Chief Operating Officer
Sandra D. Feltman	62	Sr. Vice President/Director of Lending
R. Lee Whitehead	34	Vice President/Chief Financial Officer

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

The following financial statements are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Current Report on Form 8-K filed November 18, 2011
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.

Exhibit No.	Description	Incorporated by Reference to:
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
Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008.
10.4*	Form of Waiver, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008.
10.5*	Form of Letter Agreement, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008.
10.6*	Incentive Compensation Plan	Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 0-24926.
10.7*	Cecil Bancorp, Inc. 2009 Equity Incentive Plan	Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-159419).
10.8	Written Agreement, effective June 29, 2010, by and among Cecil Bancorp, Inc., Cecil Bank, the Federal Reserve Bank of Richmond, and the Maryland Commissioner of Financial Regulation	Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010
21	Subsidiaries
23	Consent of Stegman & Company
31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications
99	EESA § 111(b)(4) Certifications of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **

*	Management Contract or Compensatory Plan or Arrangement.
**
Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECIL BANCORP, INC.
Dated: March 23, 2012	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mary B. Halsey	Date:	March 23, 2012
Mary B. Halsey President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Robert Lee Whitehead	Date:	March 23, 2012
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Charles F. Sposato	Date:	March 23, 2012
Charles F. Sposato Chairman of the Board and Director

By:	/s/ Matthew G. Bathon	Date:	March 23, 2012
Matthew G. Bathon Director

By:		Date:	March 23, 2012
William H. Cole, IV Director

By:	/s/ Mark W. Saunders	Date:	March 23, 2012
Mark W. Saunders Vice Chairman of the Board and Director

By:	/s/ Thomas L. Vaughan, Sr.	Date:	March 23, 2012
Thomas L. Vaughan, Sr. Director