Form 10-K/A
period 2011-12-31
CECIL BANCORP INC
filed 2012-04-27
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

CECIL BANCORP, INC.
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Cecil Bancorp, Inc. for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on March 23, 2012 (the “Original Filing”).  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because it was incorporated by reference to our Proxy Statement which, as of the date of the Original Filing, we intended to file within 120 days of the end of our fiscal year but which will not be filed by that deadline.  The cover page of the Amendment reflects this fact.  In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and other than expressly indicated in this Amendment, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth information with respect to the directors and the executive officers of the Company and Cecil Bank (the “Bank”), including their names, age as of December 31, 2011, the years they first became directors of the Company and the expiration of their current terms as directors.

		Year First	Current
		Elected or	Term To
Name and Positions with the Company	Age	Appointed	Expire

DIRECTORS

Mary B. Halsey	50	1995	2012
Director, President and Chief Executive Officer

Thomas L. Vaughan, Sr.	62	2003	2012
Director

William H. Cole, IV	40	2008	2012
Director

Matthew G. Bathon	50	1999	2013
Director and Chairman of the Board

Charles F. Sposato	58	1999	2013
Director

Mark W. Saunders	37	2005	2014
Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Brian J. Hale	52	-	-
Executive Vice President/Chief Operating Officer

Sandra D. Feltman	62	-	-
Senior Vice President/Director of Lending

R. Lee Whitehead	34	-	-
Vice President/Chief Financial Officer

The biographies of each of the directors and executive officers  below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the

Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director for the Company.

Mary B. Halsey became President and Chief Executive Officer of the Company and Cecil Bank in July 1995.  Ms. Halsey joined Cecil Bank in 1980 and has been employed in various capacities since that time, including the positions of Chief Operating Officer and Principal Financial and Accounting Officer, which she held from 1993 until becoming President and Chief Executive Officer in 1995.  Ms. Halsey is a director and officer of the Southeastern Conference of Community Bankers, Inc.  In March 2008, Ms. Halsey was appointed as a member of the Maryland Transportation Authority Board to serve a three year term.  She is currently serving her second term.  Ms. Halsey is also a member of the Board of the Boys and Girls Club of Cecil County.  Ms. Halsey is a past director of the Maryland Bankers Association, and formerly served as Chairman of the Consumer Education Council.  Ms. Halsey previously served as Trustee of Mt. Aviat Academy, and Secretary of the Northern Chesapeake Hospice Foundation.  She is a member of Church of the Good Shepherd Parish.  She has previously served as Vice President and Director of the North East Chamber of Commerce, as Director of the Union Hospital of Cecil County Health System, Inc., and Director of the YMCA of Cecil County, Maryland.  Her many years of service in many areas of operations at the Bank and duties as President and Chief Executive Officer of the Company and the Bank bring a special knowledge of the financial, economic and regulatory challenges the Company faces and makes her well-suited to educating the Board on these matters.

Thomas L. Vaughan, Sr. is the past owner and President of Ship Watch Inn, Inc., a bed and breakfast located in Chesapeake City, Maryland.  Mr. Vaughan founded Canal Plumbing Company in 1977 and continues to operate it as a plumbing contracting company.  Mr. Vaughan is a member of Knight House Farms, LLC and Katem, LLC, real estate management companies.  Mr. Vaughan is a member of the Cecil County Plumbing Board.  Mr. Vaughan previously served on the Chesapeake City Board of Appeals and is a past member of the Chesapeake Historic commission and a past Council member.  His participation in our local community for over four decades brings knowledge of the local economy and business opportunities for the Bank.

William H. Cole, IV is Associate Vice President, Institutional Advancement at the University of Baltimore and Assistant Director of the University of Baltimore Foundation, and is a member of the Baltimore City Council.  Mr. Cole also serves on the Board of Directors of Visit Baltimore, Downtown Partnership of Baltimore, Midtown Community Benefits District, and the Flag House & Star Spangled Banner Museum.  Mr. Cole is a former member of the Maryland House of Delegates and former Special Assistant to Congressman Elijah E. Cummings.  Additionally, Mr. Cole is an honorary Board Member of Sports Legends & Babe Ruth Museum and Fort McHenry Business Association.  His participation in our location community for more than two decades brings knowledge of the local economy and business opportunities for the bank.

Matthew G. Bathon was appointed Chairman of the Board of the Company in April 2012.  He is an attorney with the Berwyn, PA law firm of Toscani & Lindros, LLP where he is engaged in the full-time practice of law.  Mr. Bathon is a former owner of Bentley’s Restaurant and Banquet Facilities, has served as an officer and director of Northern Chesapeake Hospice Foundation, and is a former member of B-E Realty, LLC, which owns and manages real estate interest in Cecil County.  He has also served as a member of the Cecil County Ethics Commission, a director of the Cecil County chapter of the American Red Cross, the Cecil County FEMA Board, and as a Trustee of Mount Aviat Academy.  His legal background and participation in our local community for 28 years brings knowledge of the local economy and business opportunities for the Bank.

Charles F. Sposato resigned as Chairman of the Board in April 2012.  He had held this role since August 2000.  Mr. Sposato is a past recipient of recognition of the Who’s Who in Executives & Business.  He has served as president of the Cecil County Home Builders Association and as director of the Home Builders Association of Maryland.  Mr. Sposato served on the Board of Union Hospital of Cecil County Health Systems, Inc., is past-chairman of Cecil County Health Ventures, Inc. and is a past member of the Union Hospital Finance Committee.  He has served on the Governmental Affairs Council of the Maryland Bankers Association.  Mr. Sposato previously served on the Maryland Bankers Political Action Committee and on the board of Directors of Community Bankers Securities.  He is a former Director of Northern Chesapeake Hospice Foundation and Trustee of Mount Aviat Academy.  Mr. Sposato is a 4th degree member of the Knights of Columbus.  Mr. Sposato is on the Board of Directors for Maryland Title Center, LLC.  Mr. Sposato is a past attendee of the Maryland Bankers School.  His participation in our local community for 37 years brings knowledge of the local economy and business opportunities for the Bank.

Mark W. Saunders, Vice Chairman of the Board, is the General Manager and an Officer of Bay Ace Hardware, Inc. located in Elkton and Rising Sun, Maryland.  Mr. Saunders is a member of the Board of Appeals for Cecil County and the Trial Courts Judicial Nominating Committee for Commission District Two.  Mr. Saunders is a recent graduate of the Maryland Bankers Association, Maryland Bankers School.  His participation in our local community for 16 years brings knowledge of the local economy and business opportunities for the Bank.

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

Sandra D. Feltman is Senior Vice President/Director of Lending of the Bank. Ms. Feltman has previously served in various capacities since joining the Bank in 1972 and has served in her present capacity as Director of Lending since 1982. Ms. Feltman is celebrating forty years of service with the Bank this September.  Her responsibilities include carrying out the Bank’s lending policies and acting as the Community Reinvestment Act Officer. Ms. Feltman has previously served as the President and Director of the Greater Elkton Chamber of Commerce as well as a member in the committee to select a new Elkton Police Chief and the Teacher Recruitment/Retention Committee. She also participates in various activities for the Business and Education Partnership Advisory Council. Ms. Feltman is a member and past chairman of the Finance Committee of the Cecil County Board of Realtors. Ms. Feltman is also a past director of the Cecil County Home Builders Association.

R. Lee Whitehead is Vice President/Chief Financial Officer of the Bank. Mr. Whitehead has previously served as accounting manager since joining the Bank in April 2004 before being appointed Chief Financial Officer in May 2005. In his present capacity, Mr. Whitehead’s responsibilities include the administration of all accounting and financial reporting functions. Mr. Whitehead is a Certified Public Accountant.  Lee resides in Aberdeen, Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on Cecil Bancorp’s review of the copies of initial statements of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 that it has received in the past year, annual statements of changes in beneficial ownership on Form 5 with respect to the last fiscal year, and written representations that no such annual statement of change in beneficial ownership was required, all directors, executive officers, and beneficial owners of more than 10% of its common stock, have timely filed those reports with respect to 2011.  Cecil Bancorp makes no representation regarding persons who have not identified themselves as being subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, or as to the appropriateness of disclaimers of beneficial ownership.

Corporate Governance

Audit Committee Financial Expert.  The Company does not have any independent directors who would qualify as an Audit Committee financial expert, as defined. The Company believes that it has been, and may continue to be, impractical to recruit such a director unless and until the Company is significantly larger.

Code of Ethics.  The Board of Directors of Cecil Bancorp has adopted a code of ethics that applies to all directors, officers, and employees of Cecil Bancorp and its consolidated subsidiaries. This code is available to any person upon request without charge by writing to the Secretary, Cecil Bancorp, Inc., P.O. Box 568, 127 North Street, Elkton, Maryland  21922-5547.

Item 11.  Executive Compensation

DIRECTOR AND EXECUTIVE COMPENSATION

Directors’ Fees. During 2011, Directors received $1,000 for each regular meeting of the Board attended and $150 for each Committee meeting attended.  Beginning November 2011, directors of the Company have voluntarily temporarily suspended their fees.  The Vice Chairman is a full time employee of the Bank and earns a base salary of $64,350, and the Audit Committee Chairman receives $750 for each Audit Committee meeting attended.

Director Compensation

	Fees Earned		Non-Equity
	or Paid in	Stock	Incentive Plan	All Other
Name	Cash	Awards(1)	Compensation	Compensation(2)	Total

Matthew G. Bathon	$18,075	$--	$--	$5,880	$23,955
William H. Cole, IV	16,725	--	--	--	16,725
Mark W. Saunders	63,079	--	--	654	63,733
Thomas L. Vaughan, Sr.	19,300	--	--	--	19,300
Brian L. Lockhart *	7,000	--	--	--	7,000
_______________
*           Mr. Lockhart resigned from the Board of Directors effective April 26, 2011.

(1)
There were no stock awards granted during 2011.  However, 20% of the shares granted in 2009 vested in November 2011, on the anniversary of the grant date.  At December 31, 2011, Messrs. Bathon, Cole, Saunders and Vaughan had 1,326, 282, 5,278 and 342 unvested shares of restricted stock, respectively, after adjustment for the two-for-one stock split effected through a 100% stock dividend declared in May 2011.

(2)	Consists of consulting fees paid to Mr. Bathon in connection with the Company’s capital-raising and a 401(k) contribution paid to Mr. Saunders.

2009 Equity Incentive Plan.  Pursuant to the 2009 Equity Incentive Plan, the Board of Directors or the Compensation Committee may grant stock options for up to 553,402 shares of Common Stock and restricted stock awards for up to 184,468 shares of Common Stock to directors, officers and employees of Cecil Bancorp and Cecil Bank (after adjusting for the two-for-one stock split effected through a 100% stock dividend declared in May 2011).  Stock options give the recipient the right to purchase a specified number of shares of Common Stock for up to ten years at an exercise price that is not less than the fair market value of the Common Stock on the date of grant.  Restricted stock awards consist of a grant of a certain number of shares of the Common Stock, subject to the lapse of certain restrictions (such as continued service for a specified period) after which the shares become vested and non-forfeitable.  During the 2011 fiscal year, the Board of Directors elected not to grant any stock options or restricted stock awards under the plan.

Incentive Compensation Plan. Cecil Bancorp maintains an incentive compensation plan for all non-employee directors of Bancorp and Cecil Bank and for key employees selected by the Incentive Compensation Plan Committee of the Board. Benefits are paid as annual awards based upon the results of a formula. In general, each participant receives an annual award equal to a percentage of his or her base annual compensation times a “multiplier” based upon return on assets, asset quality, and results of regulatory examinations. The Incentive Compensation Committee may adjust awards for unusual financial events or to the extent that payments to Cecil Bank employees would cause Cecil Bank to be less than “well-capitalized” for regulatory purposes. Awards are payable from general assets. The plan has an indefinite term, and may be terminated or amended at any time and for any reason; except with respect to benefits payable for a completed year. The Incentive Compensation Committee also may in its discretion determine, by resolution adopted before the first day of any calendar year, to reduce the amounts payable to employees in the form of awards. The plan is unfunded. All awards are to be paid from Cecil Bancorp’s general assets. For the fiscal year ended December 31, 2011, the Compensation Committee elected not to award any incentive compensation under the plan.

Executive Compensation. The following table summarizes compensation earned by or awarded during the last two fiscal years to Cecil’s Chief Executive Officer, Chairman and Chief Operating Officer.

Summary Compensation Table

					Non-Equity
Name and Principal				Stock	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Total

Mary B. Halsey	2011	$240,000	$--	$--	$--	$4,800(1)	$244,800
President and Chief	2010	240,000	--	--	--	4,800(1)	244,800
Executive Officer

Charles F. Sposato	2011	$223,077	$--	$--	$--	$1,000(2)	$224,077
Chairman of Board*	2010	487,500	--	--	--	4,900(1)	492,400

Brian J. Hale	2011	$106,250	$--	$--	$--	$2,245(1)	$108,495
Chief Operating Officer	2010	106,250	--	--	--	2,245(1)	108,495
and Executive Vice
President

*	Mr. Sposato resigned as Chairman of the Board of the Bank effective July 12, 2011 and of Cecil Bancorp effective April 19, 2012.
(1)	401(k) contribution.
(2)	Director fees paid in cash after retirement as Chairman of Cecil Bank.

The following table sets forth information on an award-by-award basis with respect to outstanding equity awards to the named executive officers at fiscal year end, as well as the value of such awards held by such persons at the end of the fiscal year.  No options or stock appreciation rights (“SARs”) were held by or granted to Ms. Halsey, Mr. Sposato, or Mr. Hale as of or for the year ended December 31, 2011.  No options or SARs repriced during Cecil Bancorp’s last ten full years.

Outstanding Equity Awards at December 31, 2011

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)

Mary B. Halsey	42,074	(1)	$23,141
Charles F. Sposato	61,612	(1)	$33,887
Brian J. Hale	--		$--
________________
(1)
Awards were granted on November 17, 2009 and vest annually at the rate of 33-1/3%.  Ms. Halsey’s and Mr. Sposato’s restricted stock may not fully vest during any period during which the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) is outstanding.  One-fourth of the grant may vest when 25% of the Series A Preferred Stock is repaid, 50% of the grant may vest when 50% of the Series A Preferred Stock is repaid, 75% of the grant may vest when 75% of the Series A Preferred is repaid, and the remainder may vest when the remainder is repaid.  Award amounts have been adjusted for the two-for-one stock split effected through a 100% stock dividend declared in May 2011.

(2)	Based on the closing price of $0.55 of the Common Stock as reported on the OTC Bulletin Board on December 31, 2011.

Emergency Economic Stabilization Act Limitations. In connection with Cecil Bancorp’s sale of $11.56 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), to the U.S. Department of Treasury under its TARP Capital Purchase Program, our Chief Executive Officer, Chief Financial Officer and our two other most highly compensated senior executive officers (the “SEOs”) agreed to modifications to their existing compensation arrangements in order to comply with Section 111 (“Section 111”) of the Emergency Economic Stabilization Act of 2008 (“EESA”), which was amended in its entirety with the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”) on February 17, 2009.

The Section 111 modifications on executive compensation matters agreed to by the Company and the SEOs include (i) ensuring that incentive compensation for the SEOs do not encourage unnecessary and excessive risks that threaten our value; (ii) requiring a “clawback” of any bonus or incentive compensation paid to an SEO based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) agreeing that the Company would not deduct for tax purposes executive compensation in excess of $500,000 in a tax year for each SEO, and (iv) agreeing that no golden parachute payments may be made to the SEOs during the period that the U.S. Treasury holds its equity investment in the Company (other than any warrants previously issued). For purposes of Section 111, golden parachute payments include any payment upon the departure of an SEO or a change in control of the Company other than payments for services performed or benefits accrued or payments on death or disability or under a tax-qualified retirement plan. In addition for companies, like the Company, receiving an investment of less than $25 million from the U.S. Treasury, no bonus, retention or incentive compensation may be paid to the most highly compensated employee, except for such compensation in the form of long-term restricted stock that (i) does not fully vest during the period that the U.S. Treasury holds its equity investment in the Company, (ii) has a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock, and (iii) is subject to other terms and conditions as the Treasury Secretary may determine are in the public interest.

Retirement, Severance and Change-in-Control Arrangements

Cecil Bancorp and Cecil Bank have various arrangements with Ms. Halsey and Messrs. Sposato and Hale pursuant to which they may become eligible for retirement benefits or payments in connection with a termination of their employment or a change in control of Cecil Bancorp.

Supplemental Retirement Agreements. The Bank has entered into supplemental retirement agreements with some of its executive officers, including Ms. Halsey, Mr. Sposato, and Mr. Hale. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The total expense incurred for this plan for the years ended December 31, 2011 and 2010 was $-408,000 and $692,000, respectively. The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $8,284,000 and $8,078,000 at December 31, 2011 and 2010, respectively, which were purchased as a method of partially financing the benefits under this plan. The present value of the accumulated benefits under these agreements at December 31, 2011 was $1,507,000 for Ms. Halsey, $4,285,000 for Mr. Sposato, and $131,000 for Mr. Hale. The change in present value of accumulated benefits for 2011 was $-432,000 for Ms. Halsey, $-37,000 for Mr. Sposato, and $61,000 for Mr. Hale.

2009 Equity Incentive Plan.  Under the 2009 Equity Incentive Plan, all plan share awards become vested and non-forfeitable upon a termination of employment in connection with the death or disability or upon a change in control of the Company subject to the limitations of severance payments under Section 111 of EESA.  At December 31, 2011, Ms. Halsey and Mr. Sposato had 42,074 and 61,612 shares (adjusted for the two-for-one stock split effected through a 100% stock dividend declared in May 2011) of unvested restricted stock awards, respectively, which had an aggregate value of $23,141 and $33,887, respectively, based on the last closing price of the Common Stock on that date and which would vest immediately upon their termination of employment in connection with their death or disability or a change in control.  In accordance with Section 111 of EESA, however, the Company may not accelerate the vesting of the awards to the SEOs in connection with a change in control while the Series A Preferred Stock is outstanding.

401(k) Plan. Cecil Bank sponsors a defined contribution 401(k) Plan pursuant to which eligible employees may contribute up to 100% of their salaries subject to Internal Revenue Code contribution limits. The 401(k) Plan is open to all employees over the age of 21 with more than one year of service. The Bank matches employee contributions up to 2% of salary. Employees may invest their 401(k) Plan account balances in various mutual funds or in the Common Stock of the Company. Employees are immediately vested in their plan contributions and in matching contributions made by the Bank. Participating employees may begin receiving distributions from their 401(k) Plan account on their retirement at age 59½ and must begin receiving distributions at age 70.

Employee Stock Ownership Plan. Cecil Bancorp maintains an employee stock ownership plan for the exclusive benefit of participating employees. Participating employees are employees who have completed one year of service and have attained the age of 21. The ESOP is funded by contributions made by the Company in cash or Common Stock. Benefits may be paid either in shares of the Common Stock or in cash. All participants must be employed at least 1,000 hours in a plan year, or have terminated employment following death, disability or retirement, in order to receive an allocation. Participant benefits become fully vested in plan allocations following six years of service. Employment before the adoption of the employee stock ownership plan is credited for the purposes of vesting. At December 31, 2011, Ms. Halsey, Mr. Sposato and Mr. Hale had 65,160, 5,288 and 31,176 shares and cash with an aggregate value of $35,838, $2,908 and $17,147, respectively, credited to their respective accounts in the ESOP and are each fully vested.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners

The following table shows the common stock beneficially owned by persons known to Cecil Bancorp to be the beneficial owner of more than 5% of any class of Cecil Bancorp’s voting securities as of December 31, 2011.  In addition, the U.S. Department of the Treasury holds a warrant to purchase 523,076 shares of the common stock at $3.313 per share (adjusted for the two-for-one stock split effected through a 100% stock dividend declared in May 2011). If exercised, such shares would represent 7.05% of shares of common stock then outstanding.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Charles F. Sposato	2,731,418	36.80%
P.O. Box 1258
Tavernier, FL 33070

Mary B. Halsey	454,963	6.13%
207 Smith Road
Rising Sun, MD 21911

____________________
(1)
Beneficial ownership is defined by rules of the Securities and Exchange Commission, and includes shares that the person has or shares voting or investment power over. Unless otherwise indicated, ownership is direct and the named individual exercises sole voting and investment power over the shares listed as beneficially owned by such person. A decision to disclaim beneficial ownership or to include shares held by others is made by the shareholder, not by Cecil Bancorp.  Beneficial ownership has been adjusted for the two-for-one stock split effected through a 100% stock dividend declared in May 2011.

(2)	Calculated by Cecil Bancorp based upon shares reported as beneficially owned by the listed persons and shares of Cecil Bancorp common stock outstanding at as of the Record Date.

(b)           Security Ownership of Management

The shares of Cecil Bancorp’s common stock that were beneficially owned on December 31, 2011 by persons who were directors and executive officers as of that date, are shown below.  All common stock share amounts have been adjusted for the two-for-one stock split effected through a 100% stock dividend declared in May 2011.

	Amount and
	Nature of
	Beneficial		Percent
Name	Ownership (1)		of Class (2)
Matthew G. Bathon	149,556	(3)(4)	2.01%
William H. Cole, IV	2,648	(3)	0.04%
Mary B. Halsey	454,963	(5)	6.13%
Mark W. Saunders	143,979		1.94%
Charles F. Sposato	2,731,418	(5)	36.80%
Thomas L. Vaughan, Sr.	114,454	(3)	1.54%
Brian J. Hale	57,259	(5)	0.77%
Sandra D. Feltman	57,607	(5)	0.78%
R. Lee Whitehead	4,211	(5)	0.06%
All Directors and Executive
Officers as a Group (9 persons)	3,716,095	(5)	50.07%
_________________
(1)
Beneficial ownership is defined by rules of the Securities and Exchange Commission, and includes shares that the person has or shares voting or investment power over and shares that the person has a right to acquire within 60 days from the Record Date.  Unless otherwise indicated, ownership is direct and the named individual exercises sole voting and investment power over the shares listed as beneficially owned by such person. A decision to disclaim beneficial ownership is made by the individual, not Cecil Bancorp.  Includes 2,094,549 shares pledged by Mr. Sposato as of December 31, 2011 to secure indebtedness.  On April 6, 2012, First Mariner Bank filed a statement on Schedule 13G asserting beneficial ownership over 1,848,115 of these shares.  The transfer of these shares is the subject of litigation between Mr. Sposato and First Mariner Bank.  The Registrant takes no position with respect to the transfer of the shares.

(2)
In calculating the percentage ownership of each named individual and the group, the number of shares outstanding includes any shares that the person or the group has the right to acquire within 60 days of the Record Date.

(3)	Excludes 213,756 shares held by the ESOP for which directors Bathon, Cole, and Vaughan serve as trustees and Plan Committee Members.
(4)	Includes 24,800 shares owned by a trust as to which Mr. Bathon is a trustee with voting power only.
(5)
Includes 130,924 shares allocated to executive officers under the ESOP as of the Record Date. Includes 105,983 shares held in the 401(k) Plan by Mary B. Halsey, 67,346 shares held in the 401(k) Plan by Charles F. Sposato and 11,586 shares held in the 401(k) Plan by Brian J. Hale.

               (c)           Change in  Control

 Other than as disclosed in this item 12, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2011, consisting only of the 2009 Equity Incentive Plan which was approved by shareholders.  All share amounts have been adjusted for the two-for-one stock split effected through a 100% stock dividend declared in May 2011.

Number of securities
		Weighted average	remaining available for
	Number of securities to be	exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	excluding securities
	warrants and rights	rights	reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Stock options	--	$--	553,402
Restricted stock	111,694	--	66,960
Equity compensation plans not approved by security holders	--	--	--
Total	111,694	$--	620,362

The above table does not include shares issued under the Stock Option and Incentive Plan and the Management Recognition Plan, under which no awards are outstanding and for which no additional shares are available for issuance, or shares acquired by the Employee Stock Ownership Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Cecil Bancorp has and expects to have in the future, banking transactions with certain officers and directors of Cecil Bancorp and Cecil Bank and greater than 5% shareholders of Cecil Bancorp and their immediate families and associates. These transactions are in the ordinary course of business, and loans have been and will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these loans did not involve more than normal risk of collectibility or present other unfavorable features.  During 2010, Cecil Bank placed a $2.66 million loan to a limited liability company on non-accrual after the borrower was unable to make payments.  The loan is guaranteed by, among others, Messrs. Sposato and by a limited liability company in which Mr. Sposato has an ownership interest.  The property securing the loan has recently been reappraised at less than the loan amount and Mr. Sposato has pledged additional security to cover a significant portion of the collateral shortfall.  Cecil Bank initiated foreclosure proceedings in 2010 and moved the loan to other real estate owned in 2011.  Cecil Bank has obtained consent judgments against each of the guarantors in the amount of $3.0 million.

The Board of Directors has determined that Directors Bathon, Cole and Vaughan would be considered independent under the meaning of the Listing Standards of The Nasdaq Stock Market (the “Listing Standards”) if Cecil Bancorp’s common stock were listed there.  In determining independence of directors, the Board of Directors considered the deposit and loan relationships that directors have with Cecil Bank as well as certain business relationships.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of the annual consolidated financial statements of Cecil Bancorp, Inc. and subsidiaries for the year ended December 31, 2011 and 2010, and fees billed for other services rendered by Stegman & Company.

	2011	2010
Audit Fees (1)	$82,500	$72,425
Audit Related Fees (2) (3)	5,250	12,500
Tax Services (2) (4)	10,000	9,000
All Other Fees (2)	0	0
Total	$97,750	$93,925
_______________
(1)
Audit fees consist of fees and expenses for professional services rendered for the audit of Cecil Bancorp’s consolidated financial statements, for review of consolidated financial statements included in Cecil Bancorp’s quarterly reports on Form 10-Q, and for other services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. Amounts shown are for the audits for, and the review of Forms 10-Q filed within, the indicated years, regardless of when the fees and expenses were billed or the services were rendered.

(2)	Includes fees and expenses for services rendered for the years shown regardless of when the fees and expenses were billed.
(3)
Audit related fees for 2011 consist of the review of accounting for our investment in Elkton Senior Apartments LLC.  Audit related fees for 2010 consist of a review of internal control over financial reporting to fulfill FDIC requirements.

(4)	Tax services fees consist of fees for compliance tax services including tax planning and advice and preparation of tax returns.

PART IV

Item 15. Exhibits, Financial Statement Schedules

*     *     *     *     *

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
Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.
10.1*	Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors	Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 1994, SEC File No. 0-24926.
10.2*	Cecil Federal Bank Supplemental Executive Retirement Plan covering Charles F. Sposato, Chairman; Mary B. Halsey, President and Chief Executive Officer; and Brian J. Hale, Executive Vice President and	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004

Exhibit No.	Description	Incorporated by Reference to:
Chief Operating Officer and related agreements with such officers

10.3
Letter Agreement, dated December 23, 2008, between Cecil Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant
Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008.
10.4*	Form of Waiver, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008.
10.5*	Form of Letter Agreement, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008.
10.6*	Incentive Compensation Plan	Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 0-24926.
10.7*	Cecil Bancorp, Inc. 2009 Equity Incentive Plan	Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-159419).
10.8	Written Agreement, effective June 29, 2010, by and among Cecil Bancorp, Inc., Cecil Bank, the Federal Reserve Bank of Richmond, and the Maryland Commissioner of Financial Regulation	Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010
21**	Subsidiaries
23**	Consent of Stegman & Company
31**	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32**	18 U.S.C. Section 1350 Certifications
99**	EESA § 111(b)(4) Certifications of Principal Executive Officer and Principal Financial Officer
101**	Interactive Data Files

*   Management Contract or Compensatory Plan or Arrangement.
** Filed or submitted as an Exhibit to the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CECIL BANCORP, INC.
Dated: April 27, 2012	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer