Form 10-Q
period 2012-03-31
CECIL BANCORP INC
filed 2012-05-15
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

[ x ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

At May 7, 2012, there were 7,422,164 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	March 31, 2012 and December 31, 2011

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three Months Ended March 31, 2012 and 2011)

	Consolidated Statements of Cash Flows	6
	for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Notes to Consolidated Financial Statements	7-23

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	24-31
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II – OTHER INFORMATION		32-33

SIGNATURES		34

CERTIFICATIONS		35-38

PART I.  Financial Information
ITEM 1.  Financial Statements
CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Cash and due from banks	$30,164	$19,944
Interest bearing deposits with banks	12,534	13,908
Federal funds sold	536	559
Cash and cash equivalents	43,234	34,411
Investment securities:
Securities available-for-sale at fair value	27,665	23,656
Securities held-to-maturity (fair value of $7,448
in 2012 and $9,736 in 2011)	7,427	9,745
Restricted investment securities – at cost	4,297	4,296
Loans receivable	337,978	330,262
Less: Allowance for loan losses	(13,133)	(12,412)
Net loans receivable	324,845	317,850
Other real estate owned	31,740	30,966
Premises and equipment, net	9,962	10,041
Accrued interest receivable	1,483	1,523
Mortgage servicing rights	470	467
Bank owned life insurance	8,328	8,284
Deferred tax assets	9,315	9,318
Assets held for sale	-	5,903
Income taxes receivable	6,266	5,276
Other assets	1,871	1,935
TOTAL ASSETS	$476,903	$463,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$350,129	$339,075
Other liabilities	12,034	10,612
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	63,500	63,500
Other borrowed funds	1,169	1,169
Total liabilities	443,832	431,356
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares
Series A issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2012 and 2011	11,239	11,200
Series B issued and outstanding 142,196 shares, liquidation
preference $17.20 per share, in 2012 and zero in 2011	2,411	-
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 7,422,164 shares in
2012 and 2011	75	75
Additional paid in capital	12,299	12,299
Retained earnings	7,022	8,721
Accumulated other comprehensive income	25	20
Total stockholders’ equity	33,071	32,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$476,903	$463,671

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(dollars in thousands, except per share data)
	2012	2011

INTEREST INCOME:
Interest and fees on loans	$4,339	$5,826
Interest on investment securities	100	57
Dividends on FHLB and FRB stock	21	17
Other interest-earning assets	14	18

Total interest income	4,474	5,918

INTEREST EXPENSE:
Interest expense on deposits	969	1,261
Interest expense on junior subordinated debentures	162	297
Interest expense on advances from FHLB	613	607
Interest expense on other borrowed funds	15	15

Total interest expense	1,759	2,180

NET INTEREST INCOME	2,715	3,738

PROVISION FOR LOAN LOSSES	2,950	500

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(235)	3,238

NONINTEREST INCOME:
Deposit account fees	115	134
ATM fees	115	106
Commission income	-	1
Gain on sale of loans	1,056	57
Loss on sale of other real estate owned	(210)	(5)
Loss on investments	-	(50)
Income from bank owned life insurance	44	46
Other	93	74

Total noninterest income	1,213	363

NONINTEREST EXPENSE:
Salaries and employee benefits	1,325	1,284
Occupancy expense	183	223
Equipment and data processing expense	322	298
FDIC deposit insurance premium	287	192
Other real estate owned expense and valuation	435	696
Professional fees	510	167
Loan collection expense	86	315
Other	349	299

Total noninterest expense	3,497	3,474

NET (LOSS) INCOME BEFORE INCOME TAXES	(2,519)	127
INCOME TAX (BENEFIT) EXPENSE	(1,004)	41
NET (LOSS) INCOME (CARRIED FORWARD)	$(1,515)	$86

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(dollars in thousands, except per share data)

	2012	2011

NET (LOSS) INCOME (BROUGHT FORWARD)	$(1,515)	$86

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on
investment securities,
net of deferred taxes
	5	(13)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,510)	$73

NET (LOSS) INCOME	$(1,515)	$86

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(184)	(181)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,699)	$(95)

Loss per common share - basic	$(0.23)	$(0.01)

Loss per common share - diluted	$(0.23)	$(0.01)

Dividends declared per common share	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(dollars in thousands)
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,515)	$86
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	340	178
Provision for loan losses	2,950	500
Gain on sale of loans	(1,056)	(57)
Loss on sale of other real estate owned	210	5
Loss on investments	-	50
Loss on premises and equipment	6	1
Gain on assets held for sale	(18)	-
Increase in cash surrender value of bank owned life insurance	(44)	(46)
Other real estate owned valuation	259	529
Excess servicing rights	(30)	(33)
Origination of loans held for sale	(14,135)	(2,745)
Proceeds from sales of loans held for sale	15,163	2,776
Net change in:
Accrued interest receivable and other assets	(825)	434
Other liabilities	429	604
Net cash provided by operating activities	1,734	2,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(6,780)	(109)
Purchases of investment securities held-to-maturity	(250)	(3,898)
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	3,506	80
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	2,502	1,987
Net purchase of Federal Home Loan Bank of Atlanta stock	(1)	-
Net (increase) decrease in loans	(11,778)	9,130
Proceeds from sale of other real estate owned	567	185
Proceeds from sale of premises and equipment	25	9
Purchases of premises and equipment	(79)	(157)
Proceeds from sale of assets held for sale	5,911	-
Net cash (used in) provided by investing activities	(6,377)	7,227

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	11,055	(7,159)
Proceeds from issuance of preferred stock	2,411	-
Proceeds from issuance of common stock	-	10
Net cash provided by (used in) financing activities	13,466	(7,149)

INCREASE IN CASH AND CASH EQUIVALENTS	8,823	2,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,411	51,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,234	$54,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,578	$1,888
Transfer from loans to other real estate owned	$1,860	$2,492

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1.       GENERAL

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011.  These statements are condensed, and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

           FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”

    This ASU increases the prominence of other comprehensive income (“OCI”) in financial statements and provides two options for presenting OCI. The ASU eliminates the current placement near the statement of shareholders’ equity or detailed in the Consolidated Statement of Changes in Shareholders’ Equity. The ASU provides for an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. The ASU does not affect the calculation of OCI. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial condition or results of operations.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) –Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

    This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes the principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU will require new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The ASU is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition or results of operations.

FASB ASU 2011-03, “Transfer and Servicing (Topic 860) –Reconsideration of Effective Control of Repurchase Agreements”

    This ASU improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material impact on the Company’s financial condition or results of operations.

4.       EARNINGS PER SHARE

    Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter.  Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method.   For the three months ended March 31, 2012 and 2011, all 523,076 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  Earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The calculation of net income per common share for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
BASIC AND DILUTED:
Net (loss) income	$(1,515,000)	$86,000
Preferred stock dividends and discount accretion	(184,000)	(181,000)
Net loss available to common stockholders	$(1,699,000)	$(95,000)

Average common shares outstanding	7,422,164	7,400,440
Basic and diluted net loss per share	$(0.23)	$(0.01)

5.       ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

    In November 2009, the Company approved the granting of 120,250 restricted stock awards (after adjustment for the 2-for-1 stock split approved by the Board of Directors in May 2011) with a fair market value of $2.00 per share.  The awards vest over a period of five years.  A summary of the Company’s activity and related information for the periods indicated is as follows:

	Three Months Ended		Year Ended
	March 31, 2012		December 31, 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of year	111,694	$2.00	116,288	$2.00
Forfeited	—	—	(1,926)	2.00
Awarded	—	—	—	—
Released	—	—	(2,668)	2.00

Unvested at end of period	111,694	$2.00	111,694	$2.00

6.       ASSETS MEASURED AT FAIR VALUE

    In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at March 31, 2012 and December 31, 2011 of each major category of assets measured on a recurring basis at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Investment securities available-for-sale
Mutual funds – mortgage securities	$711	$711	$—	$—
Mutual funds – U.S. Government
securities	676	676	—	—
Equity securities	374	374	—	—
SBA securitized loan pools	4,636	—	4,636	—
Other debt securities	1,383	—	1,383	—
Mortgage-backed securities	19,885	—	19,885	—

Total investment securities available-for-sale	$27,665	$1,761	$25,904	$—

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Investment securities available-for-sale
Mutual funds – mortgage securities	$711	$711	$—	$—
Mutual funds – U.S. Government
securities	674	674	—	—
Equity securities	362	362	—	—
SBA securitized loan pools	4,921	—	4,921	—
Other debt securities	3,167	—	3,167	—
Mortgage-backed securities	13,821	—	13,821	—

Total investment securities available-for-sale	$23,656	$1,747	$21,909	$—

    We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, net of estimated selling costs, as determined by a third party appraiser.  During the three months ended March 31, 2012, there were no transfers between levels.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2012
Other real estate owned:
Construction & Land Development	$15,670	$0	$0	$15,670
1-4 Family Residential	6,441	0	0	6,441
Multi-Family Residential	0	0	0	0
Commercial Real Estate	9,629	0	0	9,629
Total	$31,740	$0	$0	$31,740

Impaired loans:
Construction & Land Development	$19,687	$0	$0	$19,687
1-4 Family Residential	12,873	0	0	12,873
Multi-Family Residential	0	0	0	0
Commercial Real Estate	22,951	0	0	22,951
Commercial Business	233	0	0	233
Consumer	5	0	0	5
Total	$55,749	$0	$0	$55,749

December 31, 2011
Other real estate owned:
Construction & Land Development	$14,747	$0	$0	$14,747
1-4 Family Residential	7,179	0	0	7,179
Multi-Family Residential	0	0	0	0
Commercial Real Estate	9,040	0	0	9,040
Total	$30,966	$0	$0	$30,966

Impaired loans:
Construction & Land Development	$23,266	$0	$0	$23,266
1-4 Family Residential	14,531	0	0	14,531
Multi-Family Residential	286	0	0	286
Commercial Real Estate	23,584	0	0	23,584
Commercial Business	661	0	0	661
Consumer	163	0	0	163
Total	$62,491	$0	$0	$62,491

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

    FASB ASC 825-10-50 “Disclosure About Fair Value of Financial Instruments” requires that the Company disclose estimated fair values for both its on and off-balance-sheet financial instruments. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments. Changes in estimates and assumptions could have a significant impact on these fair values.

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

The estimated fair values of financial instruments (in thousands) at March 31, 2012 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$27,665	$27,665	$1,761	$25,904	$—
Held-to-maturity	7,427	7,448	—	7,448	—
Loans receivable	337,978	406,962	—	—	406,962
Restricted investment securities	4,297	4,297	—	4,297	—
Financial liabilities:
Deposits	350,129	329,576	—	—	329,576
Junior subordinated debentures	17,000	17,428	—	17,428	—
Advances from FHLB	63,500	63,571	—	63,571	—
Other borrowed funds	1,169	1,168	—	1,168	—

The estimated fair values of financial instruments (in thousands) at December 31, 2011 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$23,656	$23,656	$1,747	$21,909	$—
Held-to-maturity	9,745	9,736	—	9,736	—
Loans receivable	330,262	401,098	—	—	401,098
Restricted investment securities	4,296	4,296	—	4,296	—
Financial liabilities:
Deposits	339,075	322,027	—	—	322,027
Junior subordinated debentures	17,000	14,711	—	14,711	—
Advances from FHLB	63,500	63,662	—	63,662	—
Other borrowed funds	1,169	1,168	—	1,168	—

8.       INVESTMENT SECURITIES

    Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at March 31, 2012 and December 31, 2011 are summarized in the following table (in thousands).

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$41	$711
Mutual funds - U.S. Government securities	686	—	10	676
Equity securities	226	148	—	374
SBA securitized loan pools	4,715	2	81	4,636
Other debt securities	1,413	2	32	1,383
Mortgage-backed securities	19,837	77	29	19,885
	$27,624	$234	$193	$27,665

Held-to-Maturity:
SBA securitized loan pools	$1,829	$—	$21	$1,808
Other debt securities	500	11	—	511
Mortgage-backed securities	4,348	50	19	4,379
U. S. Treasury securities and obligations	750	—	—	750
	$7,427	$61	$40	$7,448

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$41	$711
Mutual funds - U.S. Government securities	686	—	12	674
Equity securities	226	136	—	362
SBA securitized loan pools	4,947	9	35	4,921
Other debt securities	3,200	4	37	3,167
Mortgage-backed securities	13,817	49	45	13,821
	$23,623	$203	$170	$23,656

Held-to-Maturity:
SBA securitized loan pools	$2,161	$—	32	$2,129
Other debt securities	1,500	12	—	1,512
Mortgage-backed securities	5,334	41	30	5,345
U. S. Treasury securities and obligations	750	—	—	750
	$9,745	$53	$62	$9,736

As of March 31, 2012, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$135	$41	$135	$41
Mutual funds – US Govt securities	—	—	676	10	676	10
SBA securitized loan pools	2,131	72	1,487	9	3,618	81
Other debt securities	881	32	—	—	881	32
Mortgage-backed securities	6,650	26	130	3	6,780	29
Held-to-Maturity:
SBA securitized loan pools	354	2	1,454	19	1,808	21
Mortgage-backed securities	1,744	19	—	—	1,744	19
	$11,760	$151	$3,882	$82	$15,642	$233

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

    The Bank offers fixed and adjustable rate conventional mortgage loans on one-to-four family residential dwellings.  Most loans are originated in amounts up to $350,000 on properties located in the Bank’s primary market area.  These loans are generally for terms of 15, 20 and 30 years amortized on a monthly basis with interest and principal due each month.  The Bank retains all adjustable rate mortgage loans it originates and sells the majority of fixed rate loans, primarily to FHLMC, with servicing retained by the Bank.  The retention of adjustable rate loans helps reduce the Bank’s exposure to rising interest rates.  However, it is possible that during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase due to the upward adjustment of the interest cost to the borrower.

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

    The Bank offers secured and unsecured commercial business loans and lines of credit to businesses located in its primary market area.  Most business loans have a one-year term, while lines of credit can remain open for longer periods.  All owners, partners, and officers must sign the loan agreement.  The security for a business loan depends on the amount borrowed, the business involved, and the strength of the borrower’s firm.  Commercial business lending entails significant risk, as the  payments on such loans may depend upon the successful operation or management of the business involved.  Although the Bank attempts to limit its risk of loss on such loans by limiting the amount and the term, and by requiring personal guarantees of the principals of the business, the risk of loss on these loans is substantially greater than the risk of loss from residential real estate lending.

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

On an ongoing basis, the Bank assigns a grade to each of its loans.  The internal grades are pass, special mention, substandard, doubtful, and loss.  Loans graded pass are loans where the borrower exhibits a strong balance sheet position and good earnings and cash flow history.  Loans graded special mention show potential weaknesses that deserve the Bank’s close attention.  If these potential weaknesses are not corrected, they may result in deterioration of the repayment prospects for the loan in the Bank’s credit position at some future date.  Substandard loans are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Substandard loans have a well defined weakness that could jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the weaknesses are not corrected.  Loans graded doubtful have all the weaknesses inherent in substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly improbable.  Assets graded loss are considered uncollectible and of such little value that their continuance as an asset is not warranted.  The classification does not mean the loan has absolutely no recovery value, but that it is not practical to defer charging off the loan even though partial recovery may be effected in the future.

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of March 31, 2012 and December 31, 2011.

Credit Quality Indicators
As of March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$37,967	$84,699	$4,365	$127,816	$5,987	$2,648	$263,482
Special mention	8,071	6,373	-	4,657	2,172	5	21,278
Substandard	25,126	12,078	-	15,310	541	163	53,218
Total	$71,164	$103,150	$4,365	$147,783	$8,700	$2,816	$337,978

Credit risk profile based on payment activity:

Performing	$51,804	$90,680	$4,365	$141,482	$8,598	$2,653	$299,582
Nonperforming	19,360	12,470	-	6,301	102	163	38,396
Total	$71,164	$103,150	$4,365	$147,783	$8,700	$2,816	$337,978

Credit Quality Indicators
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$28,194	$86,467	$4,458	$118,723	$6,359	$2,734	$246,485
Special mention	7,462	11,331	-	7,455	804	6	27,058
Substandard	27,342	12,823	-	15,710	686	158	56,719
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Credit risk profile based on payment activity:

Performing	$36,437	$94,759	$4,458	$132,508	$7,681	$2,892	$278,735
Nonperforming	26,561	15,862	-	8,930	168	6	51,527
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Age Analysis of Past Due Loans Receivable
As of March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$1,031	$5,380	$-	$3,105	$37	$-	$9,553
60-89 Days Past Due	1,288	1,178	-	188	48	158	2,860
Greater Than 90 Days Past Due	17,041	5,912	-	3,008	17	5	25,983
Total Past Due	19,360	12,470	-	6,301	102	163	38,396
Current	51,804	90,680	4,365	141,482	8,598	2,653	299,582
Total Loans Receivable	$71,164	$103,150	$4,365	$147,783	$8,700	$2,816	$337,978

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$630	$4,003	$-	$585	$7	$-	$5,225
60-89 Days Past Due	1,117	4,335	-	2,389	-	1	7,842
Greater Than 90 Days Past Due	24,814	7,524	-	5,956	161	5	38,460
Total Past Due	26,561	15,862	-	8,930	168	6	51,527
Current	36,437	94,759	4,458	132,508	7,681	2,892	278,735
Total Loans Receivable	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

	Allowance for Loan Losses and Recorded Investment in Loans Receivable
	For the Three Months Ended March 31, 2012
	Construction		Multi-
	& Land	1-4 Family	Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412
Charge-offs	(953)	(714)	-	(489)	(144)	(2)	-	(2,302)
Recoveries	-	5	-	62	3	3	-	73
Provision	593	1,302	(1)	686	494	(6)	(118)	2,950
Ending balance	$3,874	$2,916	$13	$4,502	$989	$164	$675	$13,133

Ending balance individually evaluated for impairment	$1,213	$1,936	$-	$620	$284	$158	$-	$4,211

Ending balance collectively evaluated for impairment	$2,661	$980	$13	$3,882	$705	$6	$675	$8,922

Loans receivable:

Ending balance	$71,164	$103,150	$4,365	$147,783	$8,700	$2,816	$-	$337,978

Ending balance individually evaluated for impairment	$25,126	$12,078	$-	$15,310	$541	$163	$-	$53,218

Ending balance collectively evaluated for impairment	$46,038	$91,072	$4,365	$132,473	$8,159	$2,653	$-	$284,760

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Three Months Ended March 31, 2011
	Construction		Multi-
	& Land	1-4 Family	Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(125)	(58)	-	-	(10)	(12)	-	(205)
Recoveries	-	8	-	-	-	6	-	14
Provision	41	514	(19)	(597)	445	6	110	500
Ending balance	$7,184	$1,944	$32	$3,858	$1,072	$174	$1,122	$15,386

Ending balance individually evaluated for impairment	$1,950	$620	$-	$2,900	$984	$160	$-	$6,614

Ending balance collectively evaluated for impairment	$5,234	$1,324	$32	$958	$88	$14	$1,122	$8,772

Loans receivable:

Ending balance	$76,845	$115,651	$5,311	$153,374	$13,322	$3,629	$-	$368,132

Ending balance individually evaluated for impairment	$34,896	$16,397	$-	$38,690	$1,201	$161	$-	$91,345

Ending balance collectively evaluated for impairment	$41,949	$99,254	$5,311	$114,684	$12,121	$3,468	$-	$276,787

Loans Receivable on Nonaccrual Status
As of March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$20,023	$7,837	$-	$5,873	$17	$5	$33,755

Loans Receivable on Nonaccrual Status
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$23,670	$8,023	$-	$5,956	$161	$5	$37,815

Troubled Debt Restructurings
For the Three Months Ended March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	1	5	-	3	-	-	9

Pre-Modification Principal Balance	$267	$1,629	$-	$1,457	$-	$-	$3,353

Post-Modification Principal Balance	$267	$1,588	$-	$1,455	$-	$-	$3,310

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	1	2	-	2	-	-	5

Current Principal Balance	$1,814	$1,012	$-	$2,864	$-	$-	$5,690

Troubled Debt Restructurings
For the Three Months Ended March 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	8	-	-	-	-	8

Pre-Modification Principal Balance	$-	$1,672	$-	$-	$-	$-	$1,672

Post-Modification Principal Balance	$-	$1,672	$-	$-	$-	$-	$1,672

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	1	-	2	-	-	3

Current Principal Balance	$-	$673	$-	$1,339	$-	$-	$2,012

Impaired Loans
As of and For the Three Months Ended March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$3,784	$2,571	$-	$1,187	$517	$158	$8,217

Related Allowance for Loan Losses	$603	$591	$-	$591	$284	$158	$2,227

Average Recorded Investment	$1,261	$214	$-	$297	$258	$158	$2,188

Interest Income Recognized	$-	$20	$-	$6	$5	$-	$31

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$16,506	$10,893	$-	$22,355	$-	$5	$49,759

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$1,032	$214	$-	$1,597	$-	$5	$2,848

Interest Income Recognized	$1,220	$117	$-	$289	$-	$-	$1,626

Totals:

Unpaid Principal Balance	$20,290	$13,464	$-	$23,542	$517	$163	$57,976

Related Allowance for Loan Losses	$603	$591	$-	$591	$284	$158	$2,227

Average Recorded Investment	$2,293	$428	$-	$1,894	$258	$163	$5,036

Interest Income Recognized	$1,220	$137	$-	$295	$5	$-	$1,657

Impaired Loans
As of and For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$6,214	$3,658	$-	$1,013	$-	$-	$10,885

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$4,986	$2,963	$-	$7,168	$260	$80	$15,457

Interest Income Recognized	$116	$179	$-	$50	$-	$-	$345

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$17,457	$11,433	$286	$22,701	$661	$163	$52,701

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,828	$11,627	$288	$19,061	$330	$81	$51,215

Interest Income Recognized	$293	$551	$24	$1,112	$39	$6	$2,025

Totals:

Unpaid Principal Balance	$23,671	$15,091	$286	$23,714	$661	$163	$63,586

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$24,814	$14,590	$288	$26,229	$590	$161	$66,672

Interest Income Recognized	$409	$730	$24	$1,162	$39	$6	$2,370

	Impaired Loans
	As of and For the Three Months Ended March 31, 2011

	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$2,848	$1,926	$-	$9,077	$444	$-	$14,295

Related Allowance for Loan Losses	$1,466	$314	$-	$2,065	$444	$-	$4,289

Average Recorded Investment	$3,303	$1,687	$-	$9,536	$222	$-	$14,748

Interest Income Recognized	$-	$6	$-	$-	$-	$-	$6

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$22,770	$6,804	$-	$10,370	$-	$-	$39,944

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$21,992	$6,894	$-	$10,696	$-	$-	$39,582

Interest Income Recognized	$59	$-	$-	$59	$-	$-	$118

Totals:

Unpaid Principal Balance	$25,618	$8,730	$-	$19,447	$444	$-	$54,239

Related Allowance for Loan Losses	$1,466	$314	$-	$2,065	$444	$-	$4,289

Average Recorded Investment	$25,295	$8,581	$-	$20,232	$222	$-	$54,330

Interest Income Recognized	$59	$6	$-	$59	$-	$-	$124

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

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold 11,560 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase 523,076 shares (after adjustment for the 2-for-1 stock split approved by the Board of Directors in May 2011) of the Company’s common stock to the United States Department of the Treasury for an aggregate purchase price of $11.560 million in cash, with $37,000 in offering costs, and net proceeds of $11.523 million. The Preferred Stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On March 30, 2012, the Company completed the sale of 142,196 shares of Mandatory Convertible Cumulative Junior Preferred Stock, Series B (the “Series B Preferred Stock”) at $17.20 per share in cash for aggregate consideration of approximately $2.5 million, with offering costs of $35,000, and net proceeds of approximately $2.4 million.  Upon shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock, each share of Series B Preferred Stock will become convertible into ten shares of common stock.

The Series B Preferred Stock will pay dividends, if, as and when authorized and declared by the Board of Directors, at a rate of 5% per annum, provided that if stockholders do not approve the amendment to increase the number of authorized shares of common stock within one year of the issue date, the dividend rate will increase to 9%.  No dividends may be paid on the Series B Preferred Stock until all dividends have been paid on our Series A Preferred Stock.  Unpaid dividends will accumulate.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, holders of the Series B Preferred Stock shall be entitled to receive for each share of the Series B Preferred Stock, out of the assets of the Company or proceeds thereof (whether capital or surplus) available for distribution to stockholders of the Company, subject to the rights of any creditors of the Company and after payment of liquidation amounts due the holders of Series A Preferred Stock, before any distribution of such assets or proceeds is made to or set aside for the holders of common stock and any other stock of the Company ranking junior to the Series B Preferred Stock as to such distribution, payment in full in an amount equal to the $17.20 liquidation preference amount per share.  To the extent the assets or proceeds available for distribution to stockholders are not sufficient to fully pay the liquidation payments owing to the holders of the Series B Preferred Stock and the holders of any other class or series of our stock ranking equally with the Series B Preferred Stock, the holders of the Series B Preferred Stock and such other stock will share ratably in the distribution.

Each share of the Series B Preferred Stock is convertible at the option of the holder into ten whole shares of common stock plus such number of whole shares that would be obtained by dividing the dollar amount of accrued but unpaid dividends by the conversion price of $1.72.  The minimum conversion price will be adjusted proportionately for stock dividends, stock splits and other corporate actions.  No fractional shares of common stock will be issued on the conversion of the Series B Preferred Stock.  In lieu of fractional shares, holders receive the cash value of such fractional share based on the closing price of the common stock on the date preceding the conversion.  Holders may exercise conversion rights by surrendering the certificates representing the shares of Series B Preferred Stock to be converted to the Company with a letter of transmittal specifying the number of shares of Series B Preferred Stock that the holder wishes to convert and the names and addresses in which the shares of common stock are to be issued.

On the earlier of five years from the date of issue or the effective date of a fundamental change in the Company, each share of the Series B Preferred Stock will be automatically converted into ten shares of common stock plus such number of whole shares of common stock that would be obtained by dividing the dollar amount of accrued but unpaid dividends by $1.72.  In lieu of issuing fractional shares, the Company will pay holders cash in an amount equal to $1.72 per share.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

The Company’s assets increased by $13.2 million, or 2.9%, to $476.9 million at March 31, 2012 from $463.7 million at December 31, 2011, primarily as a result of increases in cash and cash equivalents, investment securities available-for-sale, and loans, partially offset by declines in investment securities held-to-maturity and assets held for sale.  The increase in assets was funded primarily by an increase in deposits and the sale of Series B Preferred Stock.

Cash and cash equivalents increased by $8.8 million, or 25.6%, to $43.2 million at March 31, 2012 from $34.4 million at December 31, 2011 due to increases in deposits and the sale of preferred stock, and declines in investment securities held-to-maturity and assets held for sale, partially offset by increases in investment securities available-for-sale and loans.  Investment securities available-for-sale increased by $4.0 million, or 17.0%, to $27.7 million at March 31, 2012 from $23.7 million at December 31, 2011 primarily due to the investment of excess funds obtained during the quarter.  Investment securities held-to-maturity decreased by $2.3 million, or 23.8%, to $7.4 million at March 31, 2012 from $9.7 million at December 31, 2011 primarily due to proceeds from principal paydowns and called securities.  The cash obtained was used to fund the purchase of investment securities available-for-sale and loans receivable.

The gross loans receivable portfolio increased by $7.7 million, or 2.3%, to $338.0 million at March 31, 2012 from $330.3 million at December 31, 2011, primarily as a result of increases in construction and land development loans (up $8.2 million, or 13.0%), commercial real estate loans (up $6.3 million, or 4.5%), and commercial business loans (up $851,000, or 10.8%), partially offset by a decline in one to four family residential and home equity loans (down $7.5 million, or 6.8%).  The allowance for loan losses increased by $721,000, or 5.8%, to $13.1 million at March 31, 2012 from $12.4 million at December 31, 2011 (see “analysis of allowance for loan losses” below).

Other real estate owned increased by $774,000, or 2.5%, to $31.7 million at March 31, 2012 from $31.0 million at December 31, 2011 due to the acquisition of additional properties in satisfaction of loans receivable.  Assets held for sale declined by $5.9 million to zero at March 31, 2012 from $5.9 million at December 31, 2011 due to the settlement on premises held for sale and our investment in Elkton Senior Apartments LLC.  Income taxes receivable increased by $990,000, or 18.8%, to $6.3 million at March 31, 2012 from $5.3 million at December 31, 2011 primarily due to the income tax benefit recorded during the period.

The Company’s liabilities increased $12.5 million, or 2.9%, to $443.8 million at March 31, 2012 from $431.4 million at December 31, 2011.  The increase in deposits of $11.1 million, or 3.3%, to $350.1 million at March 31, 2012 from $339.1 million at December 31, 2011, was mainly due to increases in certificates of deposit (up $2.9 million, or 1.3%) and regular checking accounts (up $2.0 million, or 8.5%), money market accounts (up $1.9 million, or 14.4%), passbook savings accounts (up $1.7 million, or 15.4%), statement savings accounts (up $1.0 million, or 9.7%), NOW accounts (up $869,000, or 2.9%), and IRA certificates of deposit (up $610,000, or 2.5%).  Other liabilities increased $1.4 million, or 13.4%, to $12.0 million at March

31, 2012 from $10.6 million at December 31, 2011 primarily due to a $800,000 accrual for investments traded but not yet settled, as well as increases in accrued FDIC premium, accrued interest payable on junior subordinated debentures, and preferred stock dividend payable.

The Company’s stockholders’ equity increased by $756,000, or 2.3%, to $33.1 million at March 31, 2012 from $32.3 million December 31, 2011.  This increase is primarily the result of $2.4 million in net proceeds from the issuance of Series B Preferred Stock, partially offset by the net loss of $1.5 million and $145,000 in preferred stock cash dividends accrued.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net loss for the three-month period ended March 31, 2012 was $1.5 million, a decrease of $1.6 million from net income of $86,000 for the same period in 2011. This decrease was primarily the result of a decrease in net interest income and an increase in the provision for loan losses, partially offset by an increase in noninterest income and a decrease in income tax expense.  Net loss available to common stockholders for the three months ended March 31, 2012 was $1.7 million as compared to $95,000 for the three months ended March 31, 2011.  Net loss available to common stockholders for the 2012 period reflects $184,000 in dividends and discount accretion on the Series A Preferred Stock compared to $181,000 in dividends and discount accretion during the 2011 period.  Basic and diluted loss per common share were both $0.23 for the three months ended March 31, 2012 as compared to basic and diluted loss per common share of $0.01 for the three-month period ended March 31, 2011.  Earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -1.30% and -18.84%, respectively, for the three-month period ended March 31, 2012.  This compares to an annualized return on average assets and annualized return on average equity of 0.07% and 0.92%, respectively, for the same period in 2011.

Net interest income, the Company’s primary source of income, decreased 27.4%, or $1.0 million, to $2.7 million for the three months ended March 31, 2012, from $3.7 million over the same period in 2011.  The weighted average yield on interest earning assets decreased to 4.80% for the three months ended March 31, 2012 from 5.84% for the three months ended March 31, 2011.  The weighted average rate paid on interest bearing liabilities decreased to 1.66% for the three months ended March 31, 2012 from 2.00% for the three months ended March 31, 2011.  The net interest spread decreased to 3.14% from 3.84% and the net interest margin decreased to 2.91% from 3.69% for the three months ended March 31, 2012 and 2011.

Interest and fees on loans decreased by $1.5 million, or 25.5%, to $4.3 million for the three months ended March 31, 2012 from $5.8 million for the three months ended March 31, 2011.  The decrease is primarily attributable to a decrease in the average balance outstanding, as well as a decrease in the weighted-average yield.  The average balance outstanding decreased by $39.2 million, or 10.9%, to $321.6 million for the three months ended March 31, 2012 from $360.8 million for the three months ended March 31, 2011.  The weighted-average yield decreased to 5.40% for the three months ended March 31, 2012 from 6.46% for the three months ended March 31, 2011 due to a general decrease in market rates.

Interest on investment securities increased $43,000, or 75.4%, to $100,000 for the three months ended March 31, 2012 from $57,000 for the three months ended March 31, 2011.  The average balance outstanding increased $21.2 million, or 51.8%, to $33.5 million for the three months ended March 31, 2012 from $12.3 million for the three months ended March 31, 2011.  The weighted-average yield decreased to 1.20% for the three months ended March 31, 2012 from 1.86% for the three months ended March 31, 2011.

Interest on deposits decreased by $292,000, or 23.2%, to $969,000 for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011 due to decreases in the weighted-average rate and the average balance outstanding.  The weighted-average rate paid on deposits decreased to 1.13% for the three months ended March 31, 2012 from 1.42% for the three months ended March 31, 2011, reflecting lower market rates.  The average balance outstanding decreased $13.4 million, or 3.8%, to $341.9 million for the three months ended March 31, 2012 from $355.3 million for the same period in 2011.

Interest on junior subordinated debentures decreased by $135,000, or 45.5%, to $162,000 for the three months ended March 31, 2012 from $297,000 for the three months ended March 31, 2011 due to a decline in the weighted-average rate.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR + 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR + 1.68%.  The weighted-average rate paid decreased to 3.81% for the three months ended March 31, 2012 from 6.99% for the three months ended March 31, 2011, while the average balance outstanding remained level at $17.0 million for both periods.

The provision for loan losses increased by $2.5 million to $3.0 million for the three months ended March 31, 2012 from $500,000 for the same period in 2011 (see “analysis of allowance for loan losses” below).

Noninterest income increased 234.2%, or $850,000, to $1.2 million for the three months ended March 31, 2012, from $363,000 for the same period in 2011 primarily due to an increase in gain on sale of loans.  Gain on sale of loans increased by $999,000 to $1.1 million for the three months ended March 31, 2012 from $57,000 for the same period in 2011 due to the Bank’s new Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  There were no gains on investments for the three months ended March 31, 2012, as compared to a $50,000 loss on investments in the first quarter 2011.  In 2011, we fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  These increases were partially offset by a $205,000 increase in the loss on sale of other real estate owned to $210,000 for the three months ended March 31, 2012 from $5,000 for the three months ended March 31, 2011.

Noninterest expense increased 0.7%, or $23,000, to $3.5 million for the three months ended March 31, 2012, from $3.5 million over the same period in 2011.  Salaries and employee benefits increased by $41,000, or 3.2%, to $1.3 million for the three months ended March 31, 2012 from $1.3 million for the same period in 2011 primarily due to an increase in employee compensation and supplemental executive retirement plan expense.  Occupancy expense declined by $40,000, or 17.9%, to $183,000 for the three months ended March 31, 2012 from $223,000 for the three months ended March 31, 2012 due to decreases in office building repairs and maintenance and utilities expense.  Equipment and data processing expense increased by $24,000, or 8.1%, to $322,000 for the three months ended March 31, 2012 from $298,000 for the three months ended March 31, 2011 primarily due to increases in data processing expense and depreciation expense on software.  FDIC deposit insurance premiums increased $95,000, or 49.5%, to $287,000 for the three months ended March 31, 2012 from $192,000 for the three months ended March 31, 2011.  Other real estate owned expense and valuations decreased by $261,000 to $435,000 for the quarter ended March 31, 2012 from $696,000 for the three months ended March 31, 2011 due to decreased rate of decline in real estate values in our market area.  Professional fees increased by $343,000, or 205.4%, to $510,000 for the three months ended March 31, 2012 from $167,000 for the same period in 2011 primarily due to legal fees relating to problem asset resolution.  Loan collection expense decreased $229,000, or 72.7%, to $86,000 for the three months ended March 31, 2012 from $315,000 during the three months ended March 31, 2011.  Other expenses increased $50,000, or 16.7%, to $349,000 for the three months ended March 31, 2012 from $299,000 during the same period in 2011 primarily due to an increase in insurance expense.

Income tax benefit for the three-month period ended March 31, 2012 was $1.0 million as compared to income tax expense of $41,000 for the first quarter of 2011, which equates to effective tax rates of (39.9)% and 32.3% respectively.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio in dollars (in thousands) and percentage at the indicated dates.

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction and land development	$71,164	21.06%	$62,998	19.08%
1-4 family residential and home equity	103,150	30.52	110,621	33.49
Multi-family residential	4,365	1.29	4,458	1.35
Commercial	147,783	43.73	141,438	42.83
Total real estate loans	326,462	96.60	319,515	96.75
Commercial business loans	8,700	2.57	7,849	2.37
Consumer loans	2,816	0.83	2,898	0.88
Gross loans	337,978	100.00%	330,262	100.00%
Less: allowance for loan losses	(13,133)		(12,412)
Net loans	$324,845		$317,850

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

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Nonaccrual loans	$33,755	$37,815
Loans 90 days or more past due and still accruing	0	0
Restructured loans	24,221	25,771
Total nonperforming loans	57,976	63,586
Other real estate owned, net	31,740	30,966
Total nonperforming assets	$89,716	$94,552
Nonperforming loans to total loans	17.16%	19.25%
Nonperforming assets to total assets	18.81	20.39
Allowance for loan losses to non-performing loans	22.64	19.52

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

Management determined that the appropriate allowance for loan losses at March 31, 2012 was $13.1 million, (3.89% of total loans), an increase of $721,000 from the $12.4 million allowance (3.76% of total loans) at December 31, 2011.  Annualized net charge-offs for the first three months of 2012 were 2.77% of average loans, while net charge-offs were 2.81% of average loans for the year 2011.  The provision for loan losses required for the first three months of 2012 and 2011 was $3.0 million and $500,000, respectively.

A summary of activity in the allowance is shown below.
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011

Balance of allowance, beginning of period	$12,412	$15,077
Loan charge-offs:
Real estate	(2,156)	(9,439)
Commercial loans	(144)	(982)
Consumer	(2)	(40)
Total charge-offs	(2,302)	(10,461)
Loan recoveries:
Real estate	67	825
Commercial loans	3	0
Consumer	3	13
Total recoveries	73	838
Net charge-offs	(2,229)	(9,623)
Provision for loan losses	2,950	6,958
Balance of allowance, end of period	$13,133	$12,412

Net charge-offs to average loans	2.77%	2.81%
Allowance to total loans	3.89	3.76
Allowance to non-performing loans	22.64	19.52

Analysis of Deposits

The following table sets forth the dollar amount (in thousands) and percentage of deposits in the various types of accounts offered by the Bank at the dates indicated.

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

Regular checking	$25,195	7.19%	$23,224	6.85%
NOW accounts	31,057	8.87	30,188	8.90
Passbook savings	13,012	3.72	11,275	3.33
Statement savings	11,580	3.31	10,560	3.11
Money market	15,120	4.32	13,220	3.90
Holiday club	199	0.06	76	0.02
Certificates of deposit	222,331	63.50	219,411	64.71
IRA certificates of deposit	24,679	7.05	24,069	7.10
Money market certificates	6,956	1.98	7,052	2.08
Total deposits	$350,129	100.00%	$339,075	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Bank as of March 31, 2012 and December 31, 2011.

			Regulatory Minimum
	2012	2011	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

d Total risk-based capital ratio	13.14%	13.93%	10.00%	8.00%

Tier 1 risk-based capital ratio	8.94%	9.12%	6.00%	4.00%

Tier 1 leverage ratio	7.08%	7.04%	5.00%	4.00%

 As of March 31, 2012 and December 31, 2011, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                Other Information:

Item 1.  Legal Proceedings -

Not Applicable

Item 1A.Risk Factors -

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the first quarter of 2012.  As of March 31, 2012, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $1.3 million.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information -

(a)           The Registrant will hold its annual meeting of stockholders on August 1, 2012 and expects to mail its proxy materials mid-June.  The deadline for submission of shareholder proposals will be May 16, 2012.

(b)           Not Applicable

Item 6.                      Exhibits -

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Current Report on Form 8-K filed November 18, 2011
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
3.4	Articles Supplementary for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 3.1 to Current Report on Form 8-K filed April 2, 2012
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
4.4	Amended and Restated Trust Agreement, dated as of March 23, 2006, among Cecil Bancorp,	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K.

Exhibit No.	Description	Incorporated by Reference to:
	Inc., as depositor, Wilmington Trust Company, as property and Delaware Trustee, and Charles F. Sposato, Mary B. Halsey and Jennifer Carr, as administrative trustees.	The Registrant agrees to provide a copy of this document to the Commission upon request.
4.5	Junior Subordinated Indenture, dated as of March 23, 2006 between Cecil Bancorp, Inc. and Wilmington Trust Company, as Trustee.	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to provide a copy of this document to the Commission upon request.
4.6	Guarantee Agreement, dated as of March 23, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Registrant agrees to provide a copy of this document to the Commission upon request.
4.7
Amended and Restated Declaration of Trust, dated as of November 30, 2006 by and among Wilmington Trust Company, as Delaware and institutional trustee, Cecil Bancorp, Inc., as sponsor, and Charles F. Sposato, Mary B. Halsey and Jennifer Carr, as administrators.

Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.
4.10	Form of Certificate for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 4.1 to Current Report on Form 8-K filed April 2, 2012
31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications
100	Interactive Data Files *
*Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of Securities Act of 1933, as amended, or Section 18 of Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECIL BANCORP, INC.
Date: May 15, 2012	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: May 15, 2012	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)