Form 10-Q
period 2012-06-30
CECIL BANCORP INC
filed 2012-08-08
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

[ x ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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

At August 3, 2012, there were 7,422,164 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	June 30, 2012 and December 31, 2011

	Consolidated Statements of Operations and Comprehensive Income (Loss)	4-5
	for the Three and Six Months Ended June 30, 2012 and 2011)

	Consolidated Statements of Cash Flows	6
	for the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Notes to Consolidated Financial Statements	7-25

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	26-35
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	35

ITEM 4.	Controls and Procedures	35

PART II – OTHER INFORMATION		35-37

SIGNATURES		38

CERTIFICATIONS		39-42

PART I.    Financial Information
ITEM 1.   Financial Statements

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$28,676	$19,944
Interest bearing deposits with banks	1,829	13,908
Federal funds sold	909	559
Total cash and cash equivalents	31,414	34,411
Investment securities:
Securities available-for-sale at fair value	26,526	23,656
Securities held-to-maturity (fair value of $5,921
in 2012 and $9,736 in 2011)	5,897	9,745
Restricted investment securities – at cost	3,921	4,296
Loans receivable	324,190	330,262
Less: allowance for loan losses	(10,908)	(12,412)
Net loans receivable	313,282	317,850
Other real estate owned	41,925	30,966
Premises and equipment, net	9,880	10,041
Accrued interest receivable	1,541	1,523
Mortgage servicing rights	458	467
Bank owned life insurance	8,377	8,284
Deferred tax assets	9,251	9,318
Assets held for sale	-	5,903
Income taxes receivable	5,403	5,276
Other assets	1,960	1,935
TOTAL ASSETS	$459,835	$463,671
LIABILITIES:
Deposits	$343,270	$339,075
Other liabilities	11,758	10,612
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	53,500	63,500
Other borrowed funds	1,169	1,169
Total liabilities	426,697	431,356
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares
Series A issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2012 and 2011	11,278	11,200
Series B issued and outstanding 164,575 shares, liquidation
preference $17.20 per share, in 2012 and zero in 2011	2,796	-
Common stock, $.01 par value; authorized 10,000,000
shares, issued and outstanding 7,422,164 shares in
2012 and 2011	75	75
Additional paid in capital	12,299	12,299
Retained earnings	6,568	8,721
Accumulated other comprehensive income	122	20
Total stockholders’ equity	33,138	32,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,835	$463,671

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

INTEREST INCOME:
Interest and fees on loans	$4,806	$5,365	$9,145	$11,191
Interest on investment securities	83	97	183	154
Dividends on FHLB and FRB stock	35	17	56	34
Other interest income	15	15	29	33
Total interest income	4,939	5,494	9,413	11,412

INTEREST EXPENSE:
Interest expense on deposits	941	1,125	1,910	2,386
Interest expense on junior subordinated debentures	96	179	258	476
Interest expense on advances from FHLB	543	614	1,156	1,221
Interest expense on other borrowed funds	5	9	20	24
Total interest expense	1,585	1,927	3,344	4,107

NET INTEREST INCOME	3,354	3,567	6,069	7,305

PROVISION FOR LOAN LOSSES	110	4,500	3,060	5,000

NET INTEREST INCOME (LOSS) AFTER
PROVISION FOR LOAN LOSSES	3,244	(933)	3,009	2,305

NONINTEREST INCOME:
Deposit account fees	121	140	236	274
ATM fees	123	117	238	223
Commission income	1	-	1	1
Gain on sale of loans	297	30	1,353	87
Loss on sale of other real estate owned	(15)	(140)	(225)	(145)
Loss on investments	-	-	-	(50)
Income from bank owned life insurance	48	56	92	102
Other	159	75	252	149

Total noninterest income	734	278	1,947	641

NONINTEREST EXPENSE:
Salaries and employee benefits	1,157	1,405	2,482	2,689
Occupancy expense	176	177	359	400
Equipment and data processing expense	312	328	634	626
FDIC deposit insurance premiums	243	632	530	824
Other real estate owned expense and valuation	1,407	645	1,842	1,341
Professional fees	404	296	914	463
Loan collection expense	344	199	430	14
Other	414	271	763	570
Total noninterest expense	4,457	3,953	7,954	7,427

NET LOSS BEFORE INCOME TAXES	(479)	(4,608)	(2,998)	(4,481)

INCOME TAX BENEFIT	(208)	(1,874)	(1,212)	(1,833)

NET LOSS (CARRIED FORWARD)	$(271)	$(2,734)	$(1,786)	$(2,648)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NET LOSS (BROUGHT FORWARD)	$(271)	$(2,734)	$(1,786)	$(2,648)

OTHER COMPREHENSIVE LOSS
Unrealized gains (losses) on
investment securities,
net of deferred taxes	97	(36)	102	(49)

TOTAL COMPREHENSIVE LOSS	$(174)	$(2,770)	$(1,684)	$(2,697)

NET LOSS	$(271)	$(2,734)	$(1,786)	$(2,648)

PREFERRED STOCK DIVIDENDS
AND DISCOUNT ACCRETION	(183)	(181)	(367)	(362)

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(454)	$(2,915)	$(2,153)	$(3,010)

Loss per common share - basic	$(0.06)	$(0.39)	$(0.29)	$(0.41)

Loss per common share - diluted	$(0.06)	$(0.39)	$(0.29)	$(0.41)

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00
See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(dollars in thousands)
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,786)	$(2,648)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	694	387
Provision for loan losses	3,060	5,000
Gain on sale of loans	(1,353)	(87)
Loss on sale of other real estate owned	225	145
Loss on investments	-	50
Loss (gain) on premises and equipment	6	(10)
Gain on assets held for sale	(18)	-
Increase in cash surrender value of bank owned life insurance	(92)	(102)
Valuation allowance on other real estate owned	1,141	928
Excess servicing rights	(46)	(48)
Origination of loans held for sale	(18,334)	(4,002)
Proceeds from sales of loans held for sale	19,679	4,050
Net change in:
Accrued interest receivable and other assets	(40)	(4,276)
Other liabilities	856	(87)
Net cash provided by (used in) operating activities	3,992	(700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(8,962)	(4,437)
Purchases of investment securities held-to-maturity	(250)	(13,834)
Proceeds from sales, maturities, calls and principal
payments of investment securities available-for-sale	5,978	171
Proceeds from maturities, calls and principal
payments of investment securities held-to-maturity	3,998	6,128
Net redemption of restricted investment securities	375	18
Net (increase) decrease in loans	(12,150)	12,950
Proceeds from sale of other real estate owned	1,220	1,267
Proceeds from sale of premises and equipment	25	19
Proceeds from sale of assets held for sale	5,911	-
Purchases of premises and equipment	(125)	(199)
Net cash (used in) provided by investing activities	(3,980)	2,083

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,195	(15,171)
Net decrease in advances from Federal Home Loan Bank of Atlanta	(10,000)	-
Proceeds from issuance of preferred stock	2,796	-
Proceeds from issuance of common stock	-	21
Net cash used in financing activities	(3,009)	(15,150)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,997)	(13,767)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,411	51,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,414	$38,202

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$-	$1,355
Cash paid for interest	$3,155	$3,636
Transfer from loans to other real estate owned	$13,666	$6,862
See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

1.           GENERAL

In the opinion of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012 and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

4.           EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and six months ended June 30, 2012 and 2011, all 523,076 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split, effected through a 100% stock dividend, declared by the Board of Directors in May 2011.  The calculation of net (loss) income per common share for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	2012	2011	2012	2011
Basic and diluted:
Net loss	$(271,000)	$(2,734,000)	$(1,786,000)	$(2,648,000)
Preferred stock dividends and discount accretion	(183,000)	(181,000)	(367,000)	(362,000)
Net loss available to common stockholders	$(454,000)	$(2,915,000)	$(2,153,000)	$(3,010,000)

Average common shares outstanding	7,422,164	7,412,793	7,422,164	7,406,650

Basic and diluted loss per common share	$(0.06)	$(0.39)	$(0.29)	$(0.41)

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

	Six Months Ended		Year Ended
	June 30, 2012		December 31, 2011
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	111,694	$2.00	116,288	$2.00
Forfeited	—	—	(1,926)	2.00
Awarded	—	—	—	—
Released	—	—	(2,668)	2.00
Unvested at end of period	111,694	$2.00	111,694	$2.00

6.       ASSETS MEASURED AT FAIR VALUE

    The Company applies guidance issued by FASB regarding fair value measurements, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  The guidance applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements.  Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  The guidance also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets.  The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period.  The adoption of the guidance did not have any effect on the Company’s financial position or results of operations.  For Level 1 assets, the Company uses quoted prices in active markets.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at June 30, 2012 and December 31, 2011 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Investment securities available-for-sale
Mutual funds – mortgage securities	$712	$712	$—	$—
Mutual funds – U.S. Government
securities	675	675	—	—
Equity securities	431	431	—	—
SBA securitized loan pools	4,080	—	4,080	—
Other debt securities	1,344	—	1,344	—
Mortgage-backed securities	19,284	—	19,284	—

Total investment securities available-for-sale	$26,526	$1,818	$24,708	$—

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Investment securities available-for-sale
Mutual funds – mortgage securities	$711	$711	$—	$—
Mutual funds – U.S. Government
securities	674	674	—	—
Equity securities	362	362	—	—
SBA securitized loan pools	4,921	—	4,921	—
Other debt securities	3,167	—	3,167	—
Mortgage-backed securities	13,821	—	13,821	—

Total investment securities available-for-sale	$23,656	$1,747	$21,909	$—

    We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011, the following table provides in thousands the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, net of estimated selling costs, as determined by a third party appraiser.  There have been no changes in valuation techniques for the quarter ended June 30, 2012.  There were no transfers between valuation levels for any assets during the quarter ended June 30, 2012.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Other real estate owned:
Construction & Land Development	$25,248	$0	$0	$25,248
1-4 Family Residential	7,149	0	0	7,149
Commercial Real Estate	9,528	0	0	9,528
Total	$41,925	$0	$0	$41,925

Impaired loans:
Construction & Land Development	$8,222	$0	$0	$8,222
1-4 Family Residential	14,303	0	0	14,303
Commercial Real Estate	22,224	0	0	22,224
Commercial Business	225	0	0	225
Total	$44,974	$0	$0	$44,974

December 31, 2011
Other real estate owned:
Construction & Land Development	$14,747	$0	$0	$14,747
1-4 Family Residential	7,179	0	0	7,179
Commercial Real Estate	9,040	0	0	9,040
Total	$30,966	$0	$0	$30,966

Impaired loans:
Construction & Land Development	$23,266	$0	$0	$23,266
1-4 Family Residential	14,531	0	0	14,531
Multi-Family Residential	286	0	0	286
Commercial Real Estate	23,584	0	0	23,584
Commercial Business	661	0	0	661
Consumer	163	0	0	163
Total	$62,491	$0	$0	$62,491

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

The estimated fair values of financial instruments (in thousands) at June 30, 2012 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$26,526	$26,526	$1,818	$24,708	$—
Held-to-maturity	5,897	5,921	—	5,921	—
Loans receivable	324,190	365,342	—	—	365,342
Restricted investment securities	3,921	3,921	—	3,921	—
Financial liabilities:
Deposits	343,270	326,641	—	—	326,641
Junior subordinated debentures	17,000	17,004	—	17,004	—
Advances from FHLB	53,500	53,552	—	53,552	—
Other borrowed funds	1,169	1,168	—	1,168	—

  The estimated fair values of financial instruments (in thousands) at December 31, 2011 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$23,656	$23,656	$1,747	$21,909	$—
Held-to-maturity	9,745	9,736	—	9,736	—
Loans receivable	330,262	401,098	—	—	401,098
Restricted investment securities	4,296	4,296	—	4,296	—
Financial liabilities:
Deposits	339,075	322,027	—	—	322,027
Junior subordinated debentures	17,000	14,711	—	14,711	—
Advances from FHLB	63,500	63,662	—	63,662	—
Other borrowed funds	1,169	1,168	—	1,168	—

8.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at June 30, 2012 and December 31, 2011 are summarized in the following table (in thousands).

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$40	$712
Mutual funds - U.S. Government securities	686	—	11	675
Equity securities	226	205	—	431
SBA securitized loan pools	4,137	3	60	4,080
Other debt securities	1,350	2	8	1,344
Mortgage-backed securities	19,177	148	41	19,284
	$26,323	$363	$160	$26,526

Held-to-Maturity:
SBA securitized loan pools	$1,695	$—	$20	$1,675
Other debt securities	500	11	—	511
Mortgage-backed securities	3,452	47	14	3,485
U. S. Treasury securities and obligations	250	—	—	250
	$5,897	$58	$34	$5,921

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$41	$711
Mutual funds - U.S. Government securities	686	—	12	674
Equity securities	226	136	—	362
SBA securitized loan pools	4,947	9	35	4,921
Other debt securities	3,200	4	37	3,167
Mortgage-backed securities	13,817	49	45	13,821
	$23,623	$203	$170	$23,656

Held-to-Maturity:
SBA securitized loan pools	$2,161	$—	32	$2,129
Other debt securities	1,500	12	—	1,512
Mortgage-backed securities	5,334	41	30	5,345
U. S. Treasury securities and obligations	750	—	—	750
	$9,745	$53	$62	$9,736

As of June 30, 2012, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$136	$40	$136	$40
Mutual funds – US Govt securities	—	—	675	11	675	11
SBA securitized loan pools	1,918	46	1,280	14	3,198	60
Other debt securities	843	8	—	—	843	8
Mortgage-backed securities	4,336	19	624	22	4,960	41
Held-to-Maturity:
SBA securitized loan pools	327	2	1,299	18	1,626	20
Mortgage-backed securities	286	3	973	11	1,259	14
	$7,710	$78	$4,987	$116	$12,697	$194

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

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of June 30, 2012 and December 31, 2011.

Credit Quality Indicators
As of June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$16,735	$82,917	$4,555	$127,785	$5,034	$2,409	$239,435
Special mention	1,249	4,534	-	3,934	203	5	9,925
Substandard	42,729	12,399	-	16,390	3,312	-	74,830
Total	$60,713	$99,850	$4,555	$148,109	$8,549	$2,414	$324,190

Credit risk profile based on payment activity:

Performing	$55,410	$83,648	$4,555	$144,159	$6,495	$2,414	$296,681
Nonperforming	5,303	16,202	-	3,950	2,054	-	27,509
Total	$60,713	$99,850	$4,555	$148,109	$8,549	$2,414	$324,190

Credit Quality Indicators
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$28,194	$86,467	$4,458	$118,723	$6,359	$2,734	$246,485
Special mention	7,462	11,331	-	7,455	804	6	27,058
Substandard	27,342	12,823	-	15,710	686	158	56,719
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Credit risk profile based on payment activity:

Performing	$36,437	$94,759	$4,458	$132,508	$7,681	$2,892	$278,735
Nonperforming	26,561	15,862	-	8,930	168	6	51,527
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Age Analysis of Past Due Loans Receivable
As of June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$855	$4,665	$-	$2,612	$2,002	$-	$10,134
60-89 Days Past Due	330	4,228	-	80	32	-	4,670
Greater Than 90 Days Past Due	4,118	7,309	-	1,258	20	-	12,705
Total Past Due	5,303	16,202	-	3,950	2,054	-	27,509
Current	55,410	83,648	4,555	144,159	6,495	2,414	296,681
Total Loans Receivable	$60,713	$99,850	$4,555	$148,109	$8,549	$2,414	$324,190

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$630	$4,003	$-	$585	$7	$-	$5,225
60-89 Days Past Due	1,117	4,335	-	2,389	-	1	7,842
Greater Than 90 Days Past Due	24,814	7,524	-	5,956	161	5	38,460
Total Past Due	26,561	15,862	-	8,930	168	6	51,527
Current	36,437	94,759	4,458	132,508	7,681	2,892	278,735
Total Loans Receivable	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Allowance for Loan Losses
For the Three Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,874	$2,916	$13	$4,502	$989	$164	$675	$13,133
Charge-offs	(1,303)	(527)	-	(461)	(5)	(164)	-	(2,460)
Recoveries	-	10	-	-	113	2	-	125
Provision	1,711	(236)	7	(1,292)	(59)	2	(23)	110
Ending balance	$4,282	$2,163	$20	$2,749	$1,038	$4	$652	$10,908

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Six Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412
Charge-offs	(2,256)	(1,241)	-	(950)	(149)	(166)	-	(4,762)
Recoveries	-	15	-	62	116	5	-	198
Provision	2,304	1,066	6	(606)	435	(4)	(141)	3,060
Ending balance	$4,282	$2,163	$20	$2,749	$1,038	$4	$652	$10,908

Ending balance individually evaluated for impairment	$3,602	$1,245	$-	$271	$989	$-	$-	$6,107

Ending balance collectively evaluated for impairment	$680	$918	$20	$2,478	$49	$4	$652	$4,801

Loans receivable:

Ending balance	$60,713	$99,850	$4,555	$148,109	$8,549	$2,414	$-	$324,190

Ending balance individually evaluated for impairment	$42,729	$16,004	$-	$27,898	$3,312	$-	$-	$89,943

Ending balance collectively evaluated for impairment	$17,984	$83,846	$4,555	$120,211	$5,237	$2,414	$-	$234,247

Allowance for Loan Losses
For the Three Months Ended June 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,184	$1,944	$32	$3,858	$1,072	$174	$1,122	$15,386
Charge-offs	(1,911)	(552)	-	(2,384)	(1,105)	(4)	-	(5,956)
Recoveries	26	-	-	52	-	2	-	80
Provision	(209)	(70)	(2)	962	726	3	3,090	4,500
Ending balance	$5,090	$1,322	$30	$2,488	$693	$175	$4,212	$14,010

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Six Months Ended June 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(2,036)	(610)	-	(2,384)	(1,115)	(16)	-	(6,161)
Recoveries	26	8	-	52	-	8	-	94
Provision	(168)	444	(21)	365	1,171	9	3,200	5,000
Ending balance	$5,090	$1,322	$30	$2,488	$693	$175	$4,212	$14,010

Ending balance individually evaluated for impairment	$688	$172	$-	$33	$34	$160	$-	$1,087

Ending balance collectively evaluated for impairment	$4,402	$1,150	$30	$2,455	$659	$15	$4,212	$12,923

Loans receivable:

Ending balance	$66,766	$114,160	$4,710	$151,902	$12,929	$3,612	$-	$354,079

Ending balance individually evaluated for impairment	$24,702	$13,079	$-	$37,963	$68	$160	$-	$75,972

Ending balance collectively evaluated for impairment	$42,064	$101,081	$4,710	$113,939	$12,861	$3,452	$-	$278,107

Loans Receivable on Nonaccrual Status
As of June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$8,519	$9,280	$-	$4,114	$510	$-	$22,423

Loans Receivable on Nonaccrual Status
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$23,670	$8,023	$-	$5,956	$161	$5	$37,815

Troubled Debt Restructurings
For the Six Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	3	6	-	3	-	-	12

Pre-Modification Principal Balance	$4,430	$1,645	$-	$1,457	$-	$-	$7,532

Post-Modification Principal Balance	$2,791	$1,604	$-	$1,455	$-	$-	$5,850

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	1	4	-	2	-	-	7

Current Principal Balance	$1,814	$1,292	$-	$2,864	$-	$-	$5,970

Troubled Debt Restructurings
For the Six Months Ended June 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	9	-	2	-	-	11

Pre-Modification Principal Balance	$-	$1,726	$-	$11,443	$-	$-	$13,169

Post-Modification Principal Balance	$-	$1,660	$-	$11,431	$-	$-	$13,091

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	1	-	2	-	-	3

Current Principal Balance	$-	$673	$-	$1,339	$-	$-	$2,012

Troubled Debt Restructurings
For the Three Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	2	1	-	-	-	-	3

Pre-Modification Principal Balance	$4,163	$16	$-	$-	$-	$-	$4,179

Post-Modification Principal Balance	$2,524	$16	$-	$-	$-	$-	$2,540

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	2	-	-	-	-	2

Current Principal Balance	$-	$280	$-	$-	$-	$-	$280

Troubled Debt Restructurings
For the Three Months Ended June 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	1	-	2	-	-	3

Pre-Modification Principal Balance	$-	$54	$-	$11,443	$-	$-	$11,497

Post-Modification Principal Balance	$-	$54	$-	$11,431	$-	$-	$11,485

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	-	-	-	-	-	-

Current Principal Balance	$-	$-	$-	$-	$-	$-	$-

Impaired Loans
For the Three Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$1,085	$470	$-	$495	$374	$79	$2,503

Interest Income Recognized	$14	$57	$-	$(2)	$3	$-	$72

Loans Without a Valuation Allowance:

Average Recorded Investment	$655	$206	$-	$1,439	$10	$3	$2,313

Interest Income Recognized	$(1,202)	$80	$-	$187	$-	$-	$(935)

Totals:

Average Recorded Investment	$1,740	$676	$-	$1,934	$384	$82	$4,816

Interest Income Recognized	$(1,188)	$137	$-	$185	$3	$-	$(863)

Impaired Loans
As of and For the Six Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$5,455	$3,633	$-	$693	$490	$-	$10,271

Related Allowance for Loan Losses	$562	$613	$-	$242	$285	$-	$1,702

Average Recorded Investment	$909	$726	$-	$693	$490	$-	$2,818

Interest Income Recognized	$14	$77	$-	$4	$8	$-	$103

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$3,329	$11,283	$-	$21,773	$20	$-	$36,405

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$277	$198	$-	$1,281	$20	$-	$1,776

Interest Income Recognized	$18	$197	$-	$476	$-	$-	$691

Totals:

Unpaid Principal Balance	$8,784	$14,916	$-	$22,466	$510	$-	$46,676

Related Allowance for Loan Losses	$562	$613	$-	$242	$285	$-	$1,702

Average Recorded Investment	$1,186	$924	$-	$1,974	$510	$-	$4,594

Interest Income Recognized	$32	$274	$-	$480	$8	$-	$794

Impaired Loans
As of and For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$6,214	$3,658	$-	$1,013	$-	$-	$10,885

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$4,986	$2,963	$-	$7,168	$260	$80	$15,457

Interest Income Recognized	$116	$179	$-	$50	$-	$-	$345

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$17,457	$11,433	$286	$22,701	$661	$163	$52,701

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,828	$11,627	$288	$19,061	$330	$81	$51,215

Interest Income Recognized	$293	$551	$24	$1,112	$39	$6	$2,025

Totals:

Unpaid Principal Balance	$23,671	$15,091	$286	$23,714	$661	$163	$63,586

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$24,814	$14,590	$288	$26,229	$590	$161	$66,672

Interest Income Recognized	$409	$730	$24	$1,162	$39	$6	$2,370

Impaired Loans
For the Three Months Ended June 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$3,089	$1,372	$-	$7,267	$111	$-	$11,839

Interest Income Recognized	$25	$4	$-	$-	$-	$-	$29

Loans Without a Valuation Allowance:

Average Recorded Investment	$20,522	$6,635	$-	$11,486	$-	$-	$38,643

Interest Income Recognized	$42	$101	$-	$(31)	$-	$-	$112

Totals:

Average Recorded Investment	$23,611	$8,007	$-	$18,753	$111	$-	$50,482

Interest Income Recognized	$67	$105	$-	$(31)	$-	$-	$141

Impaired Loans
As of and For the Six Months Ended June 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$1,989	$663	$-	$-	$-	$-	$2,652

Related Allowance for Loan Losses	$344	$20	$-	$-	$-	$-	$364

Average Recorded Investment	$2,874	$1,056	$-	$4,998	$-	$-	$8,928

Interest Income Recognized	$25	$10	$-	$-	$-	$-	$35

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$16,892	$5,769	$-	$13,528	$-	$-	$36,189

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,053	$6,377	$-	$12,275	$-	$-	$37,705

Interest Income Recognized	$101	$101	$-	$28	$-	$-	$230

Totals:

Unpaid Principal Balance	$18,881	$6,432	$-	$13,528	$-	$-	$38,841

Related Allowance for Loan Losses	$344	$20	$-	$-	$-	$-	$364

Average Recorded Investment	$21,927	$7,433	$-	$17,273	$-	$-	$46,633

Interest Income Recognized	$126	$111	$-	$28	$-	$-	$265

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

On March 30, 2012, the Company completed the sale of 142,196 shares of Mandatory Convertible Cumulative Junior Preferred Stock, Series B (the “Series B Preferred Stock”) at $17.20 per share in cash for aggregate consideration of approximately $2.5 million, with offering costs of $35,000, and net proceeds of approximately $2.4 million.  In April 2012, an additional 22,379 shares were sold for aggregate consideration of approximately $385,000.  Total gross proceeds of the offering were $2.8 million, with offering costs of $35,000, and net proceeds of approximately $2.8 million.  Upon shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock, each share of Series B Preferred Stock will become convertible into ten shares of common stock.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

The Company’s assets decreased by $3.8 million, or 0.8%, to $459.8 million at June 30, 2012 from $463.7 million at December 31, 2011 primarily as a result of decreases in cash and cash equivalents, investment securities, loans receivable, and assets held for sale, partially offset by an increase in other real estate owned.  An increase in deposits and proceeds from the sale of Series B Preferred Stock allowed us to pay off a $10.0 million advance from the Federal Home Loan Bank of Atlanta.

Cash and cash equivalents decreased by $3.0 million, or 8.7%, to $31.4 million at June 30, 2012 from $34.4 million at December 31, 2011 primarily due to the repayment of the $10.0 million advance from FHLB, partially offset by cash obtained from an increase in deposits, the sale of Series B Preferred Stock, and the decline in investment securities and assets held for sale.  Investment securities available-for-sale increased by $2.9 million, or 12.1%, to $26.5 million at June 30, 2012 from $23.7 million at December 31, 2011.  Investment securities held-to-maturity decreased by $3.8 million, or 39.5%, to $5.9 million at June 30, 2012 from $9.7 million at December 31, 2011, for a net decrease in investment securities of $1.0 million.  The decrease in securities partially funded the FHLB advance repayment.  Restricted investment securities decreased by $375,000, or 8.7%, to $3.9 million at June 30, 2012 from $4.3 million at December 31, 2011 due to a decline in the balance of FHLB stock required by FHLB, which is based on asset size and outstanding advances.

Gross loans receivable decreased by $6.1 million, or 1.8%, to $324.2 million at June 30, 2012 from $330.3 million at December 31, 2011.  The decrease in loans receivable is primarily due to two large credits that were transferred to other real estate owned during the second quarter 2012.  During the period, we realized a $10.8 million (9.7%) decrease in one-to-four family residential and home equity loans, a $2.3 million (3.6%) decrease in construction and land development loans, and a $484,000 (16.7%) decrease in consumer loans.  These declines were partially offset by a $6.7 million (4.7%) increase in commercial real estate loans, a $700,000 (8.9%) increase in commercial business loans, and a $97,000 (2.2%) increase in multi-family residential real estate loans.  The allowance for loan losses decreased by $1.5 million, or 12.1%, to $10.9 million at June 30, 2012 from $12.4 million at December 31, 2011 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $10.9 million, or 35.4%, to $41.9 million at June 30, 2012 from $31.0 million at December 31, 2011 primarily due to the acquisition of properties in satisfaction of two large loans receivable.  Assets held for sale decreased by $5.9 million to zero at June 30, 2012 from $5.9 million at December 31, 2011 due to the settlement on premises held for sale and our investment in Elkton Senior Apartments LLC.

The Company’s liabilities decreased $4.7 million, or 1.1%, to $426.7 million at June 30, 2012 from $431.4 million at December 31, 2011. The $4.2 million, or 1.2%, increase in deposits to $343.3 million at June 30, 2012 from $339.1 million at December 31, 2011, was primarily due to increases in checking accounts (up $3.2 million, or 13.6%), passbook savings accounts (up $1.8 million, or 15.8%),  NOW accounts (up $1.2 million, or 4.1%), IRA certificates of deposit (up $984,000, or 4.1%), statement savings accounts (up $983,000, or 9.3%), money market accounts (up $860,000, or 6.5%), partially offset by decreases in certificates of deposit (down $4.6 million, or 2.1%) and money market certificates (down $397,000, or 5.6%).  Other liabilities increased by $1.1 million, or 10.8%, to $11.8 million at June 30, 2012 from $10.6 million at December 31, 2011 primarily due to increases in accrued FDIC premium, accrued interest payable on junior subordinated debentures, preferred stock dividend payable, and the liability for official checks sold on June 30.

The Company’s stockholders’ equity increased by $823,000, or 2.6%, to $33.1 million at June 30, 2012 from $32.3 million at December 31, 2011.  This increase is primarily the result of $2.8 million in net proceeds from the issuance of Series B Preferred Stock, partially offset by the net loss of $1.8 million and $289,000 in cash dividends accrued on preferred stock.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

Net loss for the three month period ended June 30, 2012 decreased $2.5 million, or 90.1% to $271,000 as compared to net loss for the same period in 2011 of $2.7 million. This decrease was primarily the result of a decrease in the provision for loan losses and an increase in noninterest income, partially offset by a decrease in net interest income and increases in noninterest expense and income tax expense.  Net loss available to common stockholders for the three month period ended June 30, 2012 decreased $2.5 million, or 84.4%, to $454,000 as compared to net loss available to common stockholders for the same period in 2011 of $2.9 million.  Net loss available to common stockholders for 2012 and 2011 reflects the net loss for the period, as well as dividend accruals and discount accretion on outstanding Preferred Stock totaling $183,000 and $181,000, respectively.  Basic and diluted loss per common share were both $0.06 for the second quarter of 2012, a decrease of 84.6%, from basic and diluted loss per share of $0.39 for the same period in 2011.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -0.23% and -3.29% respectively, for the three-month period ended June 30, 2012. This compares to an annualized return on average assets and annualized return on average equity of -2.30% and -29.26% respectively, for the same period in 2011.

Net interest income, the Company’s primary source of income, decreased 6.0%, or $213,000, to $3.4 million for the three months ended June 30, 2012, from $3.6 million over the same period in 2011.  The weighted average yield on interest earning assets decreased to 5.43% for the three months ended June 30, 2012 from 5.56% for the three months ended June 30, 2011.  The weighted average rate paid on interest bearing liabilities decreased to 1.50% for the three months ended June 30, 2012 from 1.80% for the three months ended June 30, 2011.  The net interest margin increased to 3.69% for the three months ended June 30, 2012 as compared to 3.61% for the same period in 2011.

Interest and fees on loans decreased by $559,000, or 10.4%, to $4.8 million for the three months ended June 30, 2012 from $5.4 million for the three months ended June 30, 2011.  The decrease is attributable to decreases in the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $28.6 million, or 8.2%, to $319.6 million for the three months ended June 30, 2012 from $348.2 million for the three months ended June 30, 2011.  The weighted-average yield decreased to 6.02% for the three months ended June 30, 2012 from 6.16% for the three month period ended June 30, 2011.

Interest on investment securities decreased $14,000, or 14.4%, to $83,000 for the three months ended June 30, 2012 from $97,000 for the three months ended June 30, 2011.  The average balance outstanding increased $14.3 million, or 73.2%, to $33.9 million for the three months ended June 30, 2012 from $19.6 million over the three months ended June 30, 2011.  The weighted-average yield decreased to 0.98% for the three months ended June 30, 2012 from 1.97% for the three months ended June 30, 2011.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased by $18,000, or 105.9%, to $35,000 for the three months ended June 30, 2012 from $17,000 for the three months ended June 30, 2011.  The average balance outstanding decreased by $225,000, or 5.1%, to $4.2 million for the three months ended June 30, 2012 from $4.4 million for the three months ended June 30, 2011.  The weighted-average yield increased to 3.33% for the three months ended June 30, 2012 from 1.56% for the three months ended June 30, 2011.

Interest on deposits decreased $184,000, or 16.4%, to $941,000 for the three months ended June 30, 2012 from $1.1 million for the three months ended June 30, 2011.  The average balance outstanding decreased $1.1 million, or 0.3%, to $345.2 million for the three months ended June 30, 2012 from $346.3 million for the three months ended June 30, 2011.  The weighted-average rate paid decreased to 1.09% for the three months ended June 30, 2012 from 1.30% for the three months ended June 30, 2011.  Interest expense on junior subordinated debentures decreased $83,000, or 46.4%, to $96,000 for the three months ended June 30, 2012 from $179,000 for the three months ended June 30, 2011.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR plus 1.68%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 2.26% and 4.20%, respectively, for the three months ended June 30, 2012 and 2011.

The provision for loan losses decreased by $4.4 million to $110,000 for the three months ended June 30, 2012 from $4.5 million over the same period in 2011 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income increased 164.0%, or $456,000, to $734,000 for the three months ended June 30, 2012, from $278,000 over the same period in 2011.  Deposit account fees decreased by $19,000, or 13.6%, to $121,000 for the three months ended June 30, 2012 from $140,000 for the same period in 2011.  Gain on sale of loans increased $267,000 to $297,000 for the three months ended June 30, 2012 from $30,000 for the three months ended June 30, 2011 due to the Bank’s new Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  Loss on sale of other real estate owned decreased $125,000, or 89.3%, to $15,000 for the three months ended June 30, 2012 from a loss of $140,000 for the three months ended June 30, 2011.  Other income increased $84,000, or 112.0%, to $159,000 for the three months ended June 30, 2012 from $75,000 for the same period in 2011 primarily due to an increase in rental income on other real estate owned.

Noninterest expense increased 12.8%, or $504,000, to $4.5 million for the three months ended June 30, 2012, from $4.0 million over the same period in 2011.  Salaries and employee benefits decreased $248,000, or 17.7%, to $1.2 million for the three months ended June 30, 2012, as compared to $1.4 million for the same period in 2011 primarily due to a decline in officer and employee compensation.  Equipment and data processing expense decreased by $16,000, or 4.9%, to $312,000 for the three months ended June 30, 2012 from $328,000 for the three months ended June 30, 2011 primarily due to a decline in small equipment purchases.  FDIC deposit insurance premiums decreased by $389,000, or 61.6%, to $243,000 for the three months ended June 30, 2012 from $632,000 for the three months ended June 30, 2011 due to a change in the assessment base, which is now based on average assets less average equity.  Other real estate owned expense and valuation increased by $762,000 or 118.1% to $1.4 million for the three months ended June 30, 2012 from $645,000 for the three months ended June 30, 2011 due to an increase in the number and balance of properties owned.  Professional fees increased by $108,000, or 36.5%, to $404,000 for the three months ended June 30, 2012 from $296,000 for the same period in 2011 primarily due to legal fees relating to problem asset resolution.  Loan collection expense increased by $145,000, or 72.9%, to $344,000 for the three months ended June 30, 2012 from $199,000 for the three months ended June 30, 2011.  Other noninterest expense increased by $143,000, or 52.8%, to $414,000 for the quarter ended June 30, 2012 from $271,000 for the same period in 2011 primarily due to an increase in loan and insurance expenses.

Income tax benefit for the three-month period ended June 30, 2012 was $208,000, as compared to a benefit of $1.9 million for the same period in 2011, which equates to effective tax rates of (43.4)% and (40.7)%, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

Net loss for the six month period ended June 30, 2012 was $1.8 million as compared to net loss for the same period in 2011 of $2.6 million.  This increase was primarily the result of a decrease in the provision for loan losses and an increase in noninterest income, partially offset by a decrease in net interest income and increases in noninterest expense and income tax expense.  Net loss available to common stockholders for the six month period ended June 30, 2012 was $2.2 million as compared to net loss available to common stockholders for the same period in 2011 of $3.0 million.  Net loss available to common stockholders for the 2012 and 2011 periods reflects $367,000 and $362,000, respectively, in dividends and discount accretion on the outstanding Preferred Stock in addition to the net loss for the period.  Basic and diluted loss per common share were both $0.29 for the six-month period ended June 30, 2012 as compared to a loss per common share of $0.41 for the same period in 2011.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -0.77% and               -9.54%, respectively, for the six-month period ended June 30, 2012. This compares to an annualized return on average assets and annualized return on average equity of -1.10% and -14.15%, respectively, for the same period in 2011.

Net interest income, the Company’s primary source of income, decreased 16.9%, or $1.2 million, to $6.1 million for the six months ended June 30, 2012, from $7.3 million over the same period in 2011.  The weighted-average yield on interest earning assets decreased to 5.11% for the six months ended June 30, 2012 from 5.70% for the six months ended June 30, 2011.  The weighted-average rate paid on interest bearing liabilities decreased to 1.58% for the six months ended June 30, 2012 from 1.90% for the six months ended June 30, 2011.  The net interest margin was 3.29% for the six months ended June 30, 2012 as compared to 3.65% for the same period in 2011.

Interest and fees on loans decreased by $2.0 million, or 18.3%, to $9.1 million for the six months ended June 30, 2012 from $11.2 million for the six months ended June 30, 2011.  The decrease is attributable to decreases in the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $33.9 million to $320.6 million for the six months ended June 30, 2012 from $354.5 million for the six months ended June 30, 2011.  The weighted-average yield decreased to 5.71% for the six months ended June 30, 2012 from 6.31% for the six months ended June 30, 2011.

Interest on investment securities increased $29,000, or 18.8%, to $183,000 for the six months ended June 30, 2012 from $154,000 for the six months ended June 30, 2011.  The average balance outstanding increased $17.7 million, or 110.9%, to $33.7 million for the six months ended June 30, 2012 from $16.0 million for the six months ended June 30, 2011.  The weighted-average yield decreased to 1.09% for the six months ended June 30, 2012 from 1.92% for the six months ended June 30, 2011.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $22,000 to $56,000 for the six months ended June 30, 2012 from $34,000 for the six months ended June 30, 2011.  The average balance outstanding decreased to by $155,000, or 3.5%, to $4.2 million for the six months ended June 30, 2012 from $4.4 million for the six months ended June 30, 2011.  The weighted-average yield increased to 2.63% for the six months ended June 30, 2012 from 1.56% for the six months ended June 30, 2011.

Interest on deposits decreased $476,000, or 20.0%, to $1.9 million for the six months ended June 30, 2012 from $2.4 million for the six months ended June 30, 2011.  The average balance outstanding decreased $7.2 million, or 2.1%, to $343.5 million for the six months ended June 30, 2012 from $350.7 million for the six months ended June 30, 2011.  The weighted-average rate paid decreased to 1.11% for the six months ended June 30, 2012 from 1.36% for the six months ended June 30, 2011.  Interest expense on junior subordinated debentures decreased $218,000, or 45.8%, to $258,000 for the six months ended June 30, 2012 from $476,000 for the six months ended June 30, 2011.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR plus 1.68%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 3.04% and 5.60%, respectively, for the six months ended June 30, 2012 and 2011.  Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $65,000, or 5.3%, to $1.1 million for the six months ended June 30, 2012 from $1.2 million for the six months ended June 30, 2011.  The average balance outstanding decreased by $2.8 million, or 4.4%, to $60.7 million for the six months ended June 30, 2012 from $63.5 million for the six months ended June 30, 2011.  The weighted average rate decreased to 3.81% for the six months ended June 30, 2012 from 3.84% for the six months ended June 30, 2011.

The provision for loan losses decreased by $1.9 million to $3.1 million for the six months ended June 30, 2012 from $5.0 million over the same period in 2011 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income increased 203.7%, or $1.3 million, to $1.9 million for the six months ended June 30, 2012, from $641,000 over the same period in 2011.  Deposit account fees decreased by $38,000, or 13.9%, to $236,000 for the six months ended June 30, 2012 from $274,000 for the six months ended June 30, 2011.  ATM fees increased by $15,000, or 6.7%, to $238,000 for the six months ended June 30, 2012 from $223,000 for the six months ended June 30, 2011 due to increased card interchange fees.  Gain on sale of loans increased $1.3 million to $1.4 million for the six months ended June 30, 2012 from $87,000 for the six months ended June 30, 2011 due to the Bank’s new Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  Loss on sale of other real estate owned increased $80,000, or 55.2%, to $225,000 for the six months ended June 30, 2012, as compared to $145,000 for the six months ended June 30, 2011.  There were no gains on investments in the first six months of 2012, as compared to a $50,000 loss on investments in the first six months of 2011.  We fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  Income from bank owned life insurance decreased $10,000 to $92,000 for the six months ended June 30, 2012 from $102,000 for the six months ended June 30, 2011.  Other income increased $103,000, or 69.1%, to $252,000 for the six months ended June 30, 2012 from $149,000 for the same period in 2011, primarily due to an increase in rental income on other real estate owned, as well as the gain on sale of our investment in Elkton Senior Apartments LLC.

Noninterest expense increased 7.1%, or $527,000, to $8.0 million for the six months ended June 30, 2012 from $7.4 million over the same period in 2011.  Salaries and employee benefits decreased $207,000, or 7.7%, to $2.5 million for the six months ended June 30, 2012, as compared to $2.7 million for the same period in 2011 primarily due to a decline in officer compensation.  Occupancy expense decreased by $41,000, or 10.3%, to $359,000 for the six months ended June 30, 2012 from $400,000 for the same period in 2011 primarily due to decreases in office building repairs and maintenance and utilities expense.  FDIC deposit insurance premiums decreased by $294,000 to $530,000 for the six months ended June 30, 2012 from $824,000 for the six months ended June 30, 2011 due to a change in the assessment base, which is now based on average assets less average equity.  Other real estate owned expense and valuation increased by $501,000 to $1.8 million for the six months ended June 30, 2012 from $1.3 million for the six months ended June 30, 2011 due to an increase in the number and balance of properties owned, as well as the continued decline in real estate market values.  Professional fees increased by $451,000, or 97.4%, to $914,000 for the six months ended June 30, 2012 from $463,000 for the same period in 2011 primarily due to increases in legal fees relating to problem asset resolution, audit and accounting fees, and loan review and consulting expense.  Other noninterest expense increased by $193,000, or 33.9%, to $763,000 for the six months ended June 30, 2012 from $570,000 for the six months ended June 30, 2011 primarily due to an increase in loan and insurance expenses.

Income tax benefit for the six-month period ended June 30, 2012 was $1.2 million, as compared to $1.8 million for the same period in 2011.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction and land development	$60,713	18.73%	$62,998	19.08%
1-4 family residential and home equity	99,850	30.80	110,621	33.49
Multi-family residential	4,555	1.40	4,458	1.35
Commercial	148,109	45.69	141,438	42.83
Total real estate loans	313,227	96.62	319,515	96.75
Commercial business loans	8,549	2.64	7,849	2.37
Consumer loans	2,414	0.74	2,898	0.88
Gross loans	324,190	100.00%	330,262	100.00%
Less: allowance for loan losses	(10,908)		(12,412)
Net loans	$313,282		$317,850

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

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Nonaccrual loans	$22,423	$37,815
Loans 90 days or more past due and still accruing	0	0
Restructured loans	24,253	25,771
Total nonperforming loans	46,676	63,586
Other real estate owned, net	41,925	30,966
Total nonperforming assets	$88,601	$94,552
Nonperforming loans to total loans	14.40%	19.25%
Nonperforming assets to total assets	19.27	20.39
Allowance for loan losses to non-performing loans	23.37	19.52

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

Management determined that the appropriate allowance for loan losses at June 30, 2012 was $10.9 million, (3.36% of total loans), a decrease of $1.5 million from the $12.4 million allowance (3.76% of total loans) at December 31, 2011.  Annualized net charge-offs for the first six months of 2012 were 2.97% of average loans, while net charge-offs were 2.81% of average loans for the year 2011.  The provision for loan losses required for the first six months of 2012 and 2011 was $3.1 million and $5.0 million, respectively.

A summary of activity in the allowance is shown below.

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2012	December 31, 2011

Balance of allowance, beginning of period	$12,412	$15,077
Loan charge-offs:
Real estate	(4,447)	(9,439)
Commercial loans	(149)	(982)
Consumer	(166)	(40)
Total charge-offs	(4,762)	(10,461)
Loan recoveries:
Real estate	77	825
Commercial loans	116	0
Consumer	5	13
Total recoveries	198	838
Net charge-offs	(4,564)	(9,623)
Provision for loan losses	3,060	6,958
Balance of allowance, end of period	$10,908	$12,412

Net charge-offs to average loans	2.97%	2.81%
Allowance to total loans	3.36	3.76
Allowance to non-performing loans	23.37	19.52

Analysis of Deposits

The following table sets forth the dollar amount (in thousands) of deposits in the various types of accounts offered by the Bank at the dates indicated.

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

Regular checking	$26,393	7.69%	$23,224	6.85%
NOW accounts	31,437	9.16	30,188	8.90
Passbook savings	13,059	3.80	11,275	3.33
Statement savings	11,543	3.36	10,560	3.11
Money market	14,080	4.10	13,220	3.90
Holiday club	264	0.08	76	0.02
Certificates of deposit	214,786	62.57	219,411	64.71
IRA certificates of deposit	25,053	7.30	24,069	7.10
Money market certificates	6,655	1.94	7,052	2.08
Total deposits	$343,270	100.00%	$339,075	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Bank as of June 30, 2012 and December 31, 2011.

			Regulatory Minimum
	2012	2011	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

d Total risk-based capital ratio	12.90%	13.93%	10.00%	8.00%

Tier 1 risk-based capital ratio	11.62%	9.12%	6.00%	4.00%

Tier 1 leverage ratio	9.18%	7.04%	5.00%	4.00%

 As of June 30, 2012 and December 31, 2011, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      Other Information:

Item 1.  Legal Proceedings -

Not Applicable

Item 1A.Risk Factors -

Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the second quarter of 2012.  As of June 30, 2012, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $1.4 million.

Item 4.  Mine Safety Disclosures -

Not Applicable

Item 5.  Other Information -

Not Applicable

Item 6.   Exhibits -

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Current Report on Form 8-K filed November 18, 2011
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008
3.4	Articles Supplementary for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 3.1 to Current Report on Form 8-K filed April 2, 2012
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
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

Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.
4.10	Form of Certificate for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 4.1 to Current Report on Form 8-K filed April 2, 2012

Exhibit No.	Description	Incorporated by Reference to:

31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications
100	Interactive Data Files *
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

CECIL BANCORP, INC.
Date: August 8, 2012	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer
Date: August 8, 2012	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)