Form 10-Q
period 2012-09-30
CECIL BANCORP INC
filed 2012-11-14
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☐	For the quarterly period ended September 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
☒ YES     ☐ NO

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
☐ YES     ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At October 31, 2012, there were 7,422,164 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets -	3
	September 30, 2012 and December 31, 2011

	Consolidated Statements of Operations and Comprehensive Income Loss	4-5
	for the Three and Nine Months Ended September 30, 2012 and 2011

	Consolidated Statements of Cash Flows	6
	for the Nine Months Ended September 30, 2012 and 2011

	Notes to Consolidated Financial Statements	7-27

ITEM 2.	Management’s Discussion and Analysis of Financial Condition	28-38
	and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	38

ITEM 4.	Controls and Procedures	38

PART II – OTHER INFORMATION		38-40

SIGNATURES		41

CERTIFICATIONS		42-45

PART I.    FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

	September 30,	December 31,
	2012	2011
ASSETS:
Cash and due from banks	$1,618	$1,578
Interest bearing deposits with banks	29,745	32,274
Federal funds sold	319	559
Total cash and cash equivalents	31,682	34,411
Investment securities:
Securities available-for-sale at fair value	29,205	23,656
Securities held-to-maturity (fair value of $4,904 in 2012 and $9,736 in 2011)	4,860	9,745
Restricted investment securities – at cost	4,204	4,296
Loans receivable	314,374	330,262
Less: allowance for loan losses	(9,731)	(12,412)
Net loans receivable	304,643	317,850
Other real estate owned	40,752	30,966
Premises and equipment, net	9,773	10,041
Accrued interest receivable	1,504	1,523
Mortgage servicing rights	444	467
Bank owned life insurance	8,422	8,284
Deferred tax assets	-	9,318
Assets held for sale	-	5,903
Income taxes receivable	5,509	5,276
Other assets	1,981	1,935
TOTAL ASSETS	$442,979	$463,671
LIABILITIES:
Deposits	$342,114	$339,075
Other liabilities	12,134	10,612
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	53,500	63,500
Other borrowed funds	1,169	1,169
Total liabilities	425,917	431,356
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares
Series A issued and outstanding 11,560 shares, liquidation preference $1,000 per share, in 2012 and 2011	11,317	11,200
Series B issued and outstanding 164,575 shares, liquidation preference $17.20 per share, in 2012 and zero in 2011	2,796	-
Common stock, $.01 par value; authorized 100,000,000 shares in 2012 and 10,000,000 in 2011, issued and outstanding 7,422,164 shares in 2012 and 2011	74	75
Additional paid in capital	12,299	12,299
Retained (deficit) earnings	(9,646)	8,721
Accumulated other comprehensive income	222	20
Total stockholders’ equity	17,062	32,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$442,979	$463,671

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$4,425	$5,130	$13,570	$16,321
Interest on investment securities	111	61	294	215
Dividends on FHLB and FRB stock	27	17	83	51
Other interest income	16	11	45	44
Total interest income	4,579	5,219	13,992	16,631

INTEREST EXPENSE:
Interest expense on deposits	935	1,076	2,845	3,462
Interest expense on junior subordinated debentures	96	176	354	652
Interest expense on advances from FHLB	493	620	1,649	1,841
Interest expense on other borrowed funds	-	20	20	44
Total interest expense	1,524	1,892	4,868	5,999

NET INTEREST INCOME	3,055	3,327	9,124	10,632

PROVISION FOR LOAN LOSSES	2,850	958	5,910	5,958

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	205	2,369	3,214	4,674

NONINTEREST INCOME:
Deposit account fees	125	151	361	425
ATM fees	117	116	355	339
Commission income	-	-	1	1
Gain on sale of loans	28	44	1,381	131
Loss on sale of other real estate owned	-	(141)	(225)	(286)
Loss on investments	-	-	-	(50)
Income from bank owned life insurance	46	55	138	157
Other	147	75	399	224
Total noninterest income	463	300	2,410	941

NONINTEREST EXPENSE:
Salaries and employee benefits	1,307	1,299	3,789	3,988
Occupancy expense	184	237	543	637
Equipment and data processing expense	310	331	944	957
FDIC deposit insurance premiums	272	52	802	876
Other real estate owned expense and valuation	4,520	298	6,362	1,639
Professional fees	413	482	1,327	808
Loan collection expense	86	823	516	1,337
Other	350	432	1,113	1,139
Total noninterest expense	7,442	3,954	15,396	11,381

NET LOSS BEFORE INCOME TAXES	(6,774)	(1,285)	(9,772)	(5,766)

INCOME TAX EXPENSE (BENEFIT)	9,081	(537)	7,869	(2,370)

NET LOSS (CARRIED FORWARD)	$(15,855)	$(748)	$(17,641)	$(3,396)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(dollars in thousands, except per share data)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET LOSS (BROUGHT FORWARD)	$(15,855)	$(748)	$(17,641)	$(3,396)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gains (losses) on investment securities, net of deferred taxes	100	(10)	202	(59)

TOTAL COMPREHENSIVE LOSS	$(15,755)	$(758)	$(17,439)	$(3,455)

NET LOSS	$(15,855)	$(748)	$(17,641)	$(3,396)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(359)	(182)	(726)	(544)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(16,214)	$(930)	$(18,367)	$(3,940)

Loss per common share - basic	$(2.18)	$(0.13)	$(2.47)	$(0.53)

Loss per common share - diluted	$(2.18)	$(0.13)	$(2.47)	$(0.53)

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,641)	$(3,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,014	651
Provision for loan losses	5,910	5,958
Gain on sale of loans	(1,381)	(131)
Loss on sale of other real estate owned	225	286
Loss on investments	-	50
Loss on premises and equipment	6	22
Gain on assets held for sale	(18)	-
Income from bank owned life insurance	(138)	(157)
Valuation allowance on other real estate owned	5,338	1,415
Valuation allowance on deferred tax assets	9,187	-
Excess servicing rights	(58)	(69)
Origination of loans held for sale	(19,427)	(5,798)
Proceeds from sales of loans held for sale	20,789	5,872
Net change in:
Accrued interest receivable and other assets	(323)	(7,482)
Other liabilities	913	577
Net cash provided by (used in) operating activities	4,396	(2,202)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(13,692)	(8,119)
Purchases of investment securities held-to-maturity	(500)	(17,519)
Net redemption of restricted investment securities	92	53
Proceeds from sales, maturities, calls and principal payments of investment securities available-for-sale	8,054	419
Proceeds from maturities, calls and principal payments of investment securities held-to-maturity	5,253	11,697
Net (increase) decrease in loans	(10,728)	16,429
Proceeds from sale of other real estate owned	2,768	1,707
Proceeds from sale of premises and equipment	25	20
Proceeds from sale of assets held for sale	5,911	-
Purchases of premises and equipment	(143)	(340)
Net cash (used in) provided by investing activities	(2,960)	4,347
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,039	(15,401)
Net decrease in advances from Federal Home Loan Bank of Atlanta	(10,000)	-
Proceeds from issuance of preferred stock	2,796	-
Proceeds from issuance of common stock	-	21
Net cash used in financing activities	(4,165)	(15,380)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,729)	(13,235)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,411	51,969
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,682	$38,734
Supplemental disclosures of cash flows information:
Cash paid for income taxes	$-	$1,355
Cash paid for interest	$4,595	$5,342
Transfer of loans to other real estate owned	$18,044	$10,400

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1.       GENERAL

In the opinion of management of Cecil Bancorp, Inc. and subsidiaries (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2012, the results of its operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

3.       GOING CONCERN CONSIDERATION

Due to our elevated level of nonperforming assets and recurring operating losses, there is substantial doubt regarding our ability to continue as a going concern.  Management is taking steps to improve our financial condition.  The financial statements and the accompanying footnotes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result form the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

4.       EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and nine months ended September 30, 2012 and 2011, all 523,076 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split, effected through a 100% stock dividend, declared by the Board of Directors in May 2011.  The calculation of net loss per common share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted:	2012	2011	2012	2011

Net loss	$(15,855,000)	$(748,000)	$(17,641,000)	$(3,396,000)
Preferred stock dividends and discount accretion	(359,000)	(182,000)	(726,000)	(544,000)
Net loss available to common stockholders	$(16,214,000)	$(930,000)	$(18,367,000)	$(3,940,000)

Average common shares outstanding	7,422,164	7,419,496	7,422,164	7,410,979

Basic and diluted loss per common share	$(2.18)	$(0.13)	$(2.47)	$(0.53)

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

	Nine Months Ended		Year Ended
	September 30, 2012		December 31, 2011
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	111,694	$2.00	116,288	$2.00
Forfeited	(780)	2.00	(1,926)	2.00
Awarded	—	—	—	—
Released	—	—	(2,668)	2.00
Unvested at end of period	110,914	$2.00	111,694	$2.00

6.       ASSETS MEASURED AT FAIR VALUE

The Company applies guidance issued by FASB regarding fair value measurements, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  The guidance applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements.  Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  The guidance also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets.  The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period.  The adoption of the guidance did not have any effect on the Company’s financial position or results of operations.  For Level 1 assets, the Company uses quoted prices in active markets.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at September 30, 2012 and December 31, 2011 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Investment securities available-for-sale
Mutual funds – mortgage securities	$713	$713	$—	$—
Mutual funds – U.S. Government
securities	676	676	—	—
Equity securities	434	434	—	—
SBA securitized loan pools	3,920	—	3,920	—
Other debt securities	1,288	—	1,288	—
Mortgage-backed securities	22,174	—	22,174	—
Total investment securities available-for-sale	$29,205	$1,823	$27,382	$—
	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Investment securities available-for-sale
Mutual funds – mortgage securities	$711	$711	$—	$—
Mutual funds – U.S. Government
securities	674	674	—	—
Equity securities	362	362	—	—
SBA securitized loan pools	4,921	—	4,921	—
Other debt securities	3,167	—	3,167	—
Mortgage-backed securities	13,821	—	13,821	—
Total investment securities available-for-sale	$23,656	$1,747	$21,909	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.  There have been no changes in valuation techniques for the quarter ended September 30, 2012.  There were no transfers between valuation levels for any assets during the quarter ended September 30, 2012.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Other real estate owned:
Construction & Land Development	$23,533	$0	$0	$23,533
1-4 Family Residential	8,733	0	0	8,733
Commercial Real Estate	8,486	0	0	8,486
Total	$40,752	$0	$0	$40,752

Impaired loans:
Construction & Land Development	$30,430	$0	$0	$30,430
1-4 Family Residential	13,512	0	0	13,512
Commercial Real Estate	20,840	0	0	20,840
Commercial Business	226	0	0	226
Total	$65,008	$0	$0	$65,008

December 31, 2011
Other real estate owned:
Construction & Land Development	$14,747	$0	$0	$14,747
1-4 Family Residential	7,179	0	0	7,179
Commercial Real Estate	9,040	0	0	9,040
Total	$30,966	$0	$0	$30,966

Impaired loans:
Construction & Land Development	$23,266	$0	$0	$23,266
1-4 Family Residential	14,531	0	0	14,531
Multi-Family Residential	286	0	0	286
Commercial Real Estate	23,584	0	0	23,584
Commercial Business	661	0	0	661
Consumer	163	0	0	163
Total	$62,491	$0	$0	$62,491

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

The estimated fair values of financial instruments (in thousands) at September 30, 2012 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$29,205	$29,205	$1,823	$27,382	$—
Held-to-maturity	4,860	4,904	—	4,904	—
Loans receivable	314,374	344,922	—	—	344,922
Restricted investment securities	4,204	4,204	—	4,204	—
Financial liabilities:
Deposits	342,114	327,428	—	—	327,428
Junior subordinated debentures	17,000	17,026	—	17,026	—
Advances from FHLB	53,500	53,565	—	53,565	—
Other borrowed funds	1,169	1,168	—	1,168	—

The estimated fair values of financial instruments (in thousands) at December 31, 2011 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$23,656	$23,656	$1,747	$21,909	$—
Held-to-maturity	9,745	9,736	—	9,736	—
Loans receivable	330,262	401,098	—	—	401,098
Restricted investment securities	4,296	4,296	—	4,296	—
Financial liabilities:
Deposits	339,075	322,027	—	—	322,027
Junior subordinated debentures	17,000	14,711	—	14,711	—
Advances from FHLB	63,500	63,662	—	63,662	—
Other borrowed funds	1,169	1,168	—	1,168	—

8.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at September 30, 2012 and December 31, 2011 are summarized in the following table (in thousands).

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$39	$713
Mutual funds - U.S. Government securities	686	—	10	676
Equity securities	226	208	—	434
SBA securitized loan pools	3,964	5	49	3,920
Other debt securities	1,289	—	1	1,288
Mortgage-backed securities	21,928	269	23	22,174
	$28,840	$487	$122	$29,205

Held-to-Maturity:
SBA securitized loan pools	$1,543	$—	$17	$1,526
Other debt securities	500	10	—	510
Mortgage-backed securities	2,567	56	5	2,618
U. S. Treasury securities and obligations	250	—	—	250
	$4,860	$66	$22	$4,904

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$41	$711
Mutual funds - U.S. Government securities	686	—	12	674
Equity securities	226	136	—	362
SBA securitized loan pools	4,947	9	35	4,921
Other debt securities	3,200	4	37	3,167
Mortgage-backed securities	13,817	49	45	13,821
	$23,623	$203	$170	$23,656

Held-to-Maturity:
SBA securitized loan pools	$2,161	$—	32	$2,129
Other debt securities	1,500	12	—	1,512
Mortgage-backed securities	5,334	41	30	5,345
U. S. Treasury securities and obligations	750	—	—	750
	$9,745	$53	$62	$9,736

As of September 30, 2012, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$136	$39	$136	$39
Mutual funds – US Govt securities	—	—	676	10	676	10
SBA securitized loan pools	1,076	38	507	11	1,583	49
Other debt securities	788	1	—	—	788	1
Mortgage-backed securities	3,699	9	336	14	4,035	23
Held-to-Maturity:
SBA securitized loan pools	301	3	1,175	14	1,476	17
Mortgage-backed securities	—	—	522	5	522	5
	$5,864	$51	$3,352	$93	$9,216	$144

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

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of September 30, 2012 and December 31, 2011.

Credit Quality Indicators
As of September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$15,976	$78,599	$4,522	$112,904	$5,341	$2,336	$219,678
Special mention	2,202	1,796	-	19,327	82	5	23,412
Substandard	39,259	13,541	-	15,099	3,385	-	71,284
Total	$57,437	$93,936	$4,522	$147,330	$8,808	$2,341	$314,374

Credit risk profile based on payment activity:

Current	$54,440	$79,188	$4,225	$137,700	$8,000	$2,339	$285,892
Greater than 30 days past due	2,997	14,748	297	9,630	808	2	28,482
Total	$57,437	$93,936	$4,522	$147,330	$8,808	$2,341	$314,374

The majority of our substandard loans are current with respect to their payment activity, but they are classified substandard because of other well defined weaknesses relating to the loan or financial condition of the borrower.

Credit Quality Indicators
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$28,194	$86,467	$4,458	$118,723	$6,359	$2,734	$246,485
Special mention	7,462	11,331	-	7,455	804	6	27,058
Substandard	27,342	12,823	-	15,710	686	158	56,719
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Credit risk profile based on payment activity:

Current	$36,437	$94,759	$4,458	$132,508	$7,681	$2,892	$278,735
Greater than 30 days past due	26,561	15,862	-	8,930	168	6	51,527
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Age Analysis of Past Due Loans Receivable
As of September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$191	$5,940	$297	$8,232	$297	$2	$14,959
60-89 Days Past Due	-	633	-	1,217	503	-	2,353
Greater Than 90 Days Past Due	2,806	8,175	-	181	8	-	11,170
Total Past Due	2,997	14,748	297	9,630	808	2	28,482
Current	54,440	79,188	4,225	137,700	8,000	2,339	285,892
Total Loans Receivable	$57,437	$93,936	$4,522	$147,330	$8,808	$2,341	$314,374

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$630	$4,003	$-	$585	$7	$-	$5,225
60-89 Days Past Due	1,117	4,335	-	2,389	-	1	7,842
Greater Than 90 Days Past Due	24,814	7,524	-	5,956	161	5	38,460
Total Past Due	26,561	15,862	-	8,930	168	6	51,527
Current	36,437	94,759	4,458	132,508	7,681	2,892	278,735
Total Loans Receivable	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Allowance for Loan Losses
For the Three Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Beginning balance	$4,282	$2,163	$20	$2,749	$1,038	$4	$652	$10,908
Charge-offs	(3,649)	(414)	-	(105)	(29)	(2)	-	(4,199)
Recoveries	1	5	-	160	5	1	-	172
Provision	2,733	471	6	(559)	12	-	187	2,850
Ending balance	$3,367	$2,225	$26	$2,245	$1,026	$3	$839	$9,731

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Nine Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412
Charge-offs	(5,905)	(1,655)	-	(1,055)	(178)	(168)	-	(8,961)
Recoveries	1	20	-	222	121	6	-	370
Provision	5,037	1,537	12	(1,165)	447	(4)	46	5,910
Ending balance	$3,367	$2,225	$26	$2,245	$1,026	$3	$839	$9,731

Ending balance individually evaluated for impairment	$2,047	$1,321	$-	$288	$981	$-	$-	$4,637

Ending balance collectively evaluated for impairment	$1,320	$904	$26	$1,957	$45	$3	$839	$5,094

Loans receivable:

Ending balance	$57,437	$93,936	$4,522	$147,330	$8,808	$2,341	$-	$314,374

Ending balance individually evaluated for impairment	$39,259	$15,498	$-	$26,526	$3,385	$-	$-	$84,668

Ending balance collectively evaluated for impairment	$18,178	$78,438	$4,522	$120,804	$5,423	$2,341	$-	$229,706

Allowance for Loan Losses
For the Three Months Ended September 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Beginning balance	$5,090	$1,322	$30	$2,488	$693	$175	$4,212	$14,010
Charge-offs	(2)	(202)	-	(1,012)	(20)	(12)	-	(1,248)
Recoveries	-	(8)	10	-	-	2	-	4
Provision	141	629	(13)	2,214	283	(1)	(2,295)	958
Ending balance	$5,229	$1,741	$27	$3,690	$956	$164	$1,917	$13,724

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Nine Months Ended September 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(2,038)	(812)	-	(3,396)	(1,135)	(28)	-	(7,409)
Recoveries	26	-	10	52	-	10	-	98
Provision	(27)	1,073	(34)	2,579	1,454	8	905	5,958
Ending balance	$5,229	$1,741	$27	$3,690	$956	$164	$1,917	$13,724

Ending balance individually evaluated for impairment	$540	$402	$-	$117	$500	$160	$-	$1,719

Ending balance collectively evaluated for impairment	$4,689	$1,339	$27	$3,573	$456	$4	$1,917	$12,005

Loans receivable:

Ending balance	$66,354	$111,383	$4,489	$148,201	$12,240	$3,169	$-	$345,836

Ending balance individually evaluated for impairment	$29,097	$13,305	$-	$16,146	$4,521	$160	$-	$63,229

Ending balance collectively evaluated for impairment	$37,257	$98,078	$4,489	$132,055	$7,719	$3,009	$-	$282,607

Loans Receivable on Nonaccrual Status
As of September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$32,133	$-	$13,048	$4,287	$498	$-	$49,966

Loans Receivable on Nonaccrual Status
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$23,670	$8,023	$-	$5,956	$161	$5	$37,815

Troubled Debt Restructurings
For the Nine Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	6	7	-	3	-	-	16

Pre-Modification Principal Balance	$6,337	$1,725	$-	$1,457	$-	$-	$9,519

Post-Modification Principal Balance	$3,971	$1,677	$-	$1,455	$-	$-	$7,103

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	1	8	-	2	-	-	11

Current Principal Balance	$1,814	$1,867	$-	$2,864	$-	$-	$6,545

Troubled Debt Restructurings
For the Nine Months Ended September 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	22	1	2	-	-	25

Pre-Modification Principal Balance	$-	$3,541	$290	$11,443	$-	$-	$15,274

Post-Modification Principal Balance	$-	$3,439	$287	$11,400	$-	$-	$15,126

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	-	-	-	-	-	-

Current Principal Balance	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings
For the Three Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	3	1	-	-	-	-	4

Pre-Modification Principal Balance	$1,907	$80	$-	$-	$-	$-	$1,987

Post-Modification Principal Balance	$1,180	$73	$-	$-	$-	$-	$1,253

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	4	-	-	-	-	4

Current Principal Balance	$-	$575	$-	$-	$-	$-	$575

Troubled Debt Restructurings
For the Three Months Ended September 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	13	1	-	-	-	14

Pre-Modification Principal Balance	$-	$1,815	$290	$-	$-	$-	$2,105

Post-Modification Principal Balance	$-	$1,779	$287	$-	$-	$-	$2,066

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	-	-	-	-	-	-

Current Principal Balance	$-	$-	$-	$-	$-	$-	$-

Impaired Loans
For the Three Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$1,132	$614	$-	$496	$490	$-	$2,732

Interest Income Recognized	$226	$88	$-	$17	$3	$-	$334

Loans Without a Valuation Allowance:

Average Recorded Investment	$671	$215	$-	$1,471	$14	$-	$2,371

Interest Income Recognized	$634	$107	$-	$258	$-	$-	$999

Totals:

Average Recorded Investment	$1,803	$829	$-	$1,967	$504	$-	$5,103

Interest Income Recognized	$860	$195	$-	$275	$3	$-	$1,333

Impaired Loans
As of and For the Nine Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$10,843	$5,518	$-	$1,193	$490	$-	$18,044

Related Allowance for Loan Losses	$1,703	$1,228	$-	$274	$272	$-	$3,477

Average Recorded Investment	$8,529	$4,588	$-	$1,103	$245	$-	$14,465

Interest Income Recognized	$240	$165	$-	$21	$11	$-	$437

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,290	$9,222	$-	$19,921	$8	$-	$50,441

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,374	$10,327	$143	$21,311	$335	$81	$51,571

Interest Income Recognized	$652	$304	$-	$734	$-	$-	$1,690

Totals:

Unpaid Principal Balance	$32,133	$14,740	$-	$21,114	$498	$-	$68,485

Related Allowance for Loan Losses	$1,703	$1,228	$-	$274	$272	$-	$3,477

Average Recorded Investment	$27,903	$14,915	$143	$22,414	$580	$81	$66,036

Interest Income Recognized	$892	$469	$-	$755	$11	$-	$2,127

Impaired Loans
As of and For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$6,214	$3,658	$-	$1,013	$-	$-	$10,885

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$4,986	$2,963	$-	$7,168	$260	$80	$15,457

Interest Income Recognized	$116	$179	$-	$50	$-	$-	$345

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$17,457	$11,433	$286	$22,701	$661	$163	$52,701

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,828	$11,627	$288	$19,061	$330	$81	$51,215

Interest Income Recognized	$293	$551	$24	$1,112	$39	$6	$2,025

Totals:

Unpaid Principal Balance	$23,671	$15,091	$286	$23,714	$661	$163	$63,586

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$24,814	$14,590	$288	$26,229	$590	$161	$66,672

Interest Income Recognized	$409	$730	$24	$1,162	$39	$6	$2,370

Impaired Loans
For the Three Months Ended September 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$995	$994	$-	$-	$-	$-	$1,989

Interest Income Recognized	$-	$4	$-	$-	$-	$-	$4

Loans Without a Valuation Allowance:

Average Recorded Investment	$19,341	$5,789	$-	$11,686	$-	$-	$36,816

Interest Income Recognized	$86	$36	$-	$20	$-	$-	$142

Totals:

Average Recorded Investment	$20,336	$6,783	$-	$11,686	$-	$-	$38,805

Interest Income Recognized	$86	$40	$-	$20	$-	$-	$146

Impaired Loans
As of and For the Nine Months Ended September 30, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$-	$1,324	$-	$-	$-	$-	$1,324

Related Allowance for Loan Losses	$-	$73	$-	$-	$-	$-	$73

Average Recorded Investment	$1,879	$1,386	$-	$4,998	$-	$-	$8,263

Interest Income Recognized	$-	$14	$-	$-	$-	$-	$14

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,789	$5,810	$-	$9,844	$-	$-	$37,443

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$20,918	$6,397	$-	$10,433	$-	$-	$37,748

Interest Income Recognized	$187	$137	$-	$48	$-	$-	$372

Totals:

Unpaid Principal Balance	$21,789	$7,134	$-	$9,844	$-	$-	$38,767

Related Allowance for Loan Losses	$-	$73	$-	$-	$-	$-	$73

Average Recorded Investment	$22,797	$7,783	$-	$15,431	$-	$-	$46,011

Interest Income Recognized	$187	$151	$-	$48	$-	$-	$386

10.           INCOME TAXES

During the three months ended September 30, 2012, the Company’s deferred tax assets (“DTAs”) were evaluated for recoverability.  This evaluation determined that a recovery of a substantial portion of the DTAs was not likely and a valuation allowance was established.  This valuation allowance resulted in recognition of income tax expense in the amount of $9.1 million for the three months ended September 30, 2012.

CECIL BANCORP, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

On March 30, 2012, the Company completed the sale of 142,196 shares of Mandatory Convertible Cumulative Junior Preferred Stock, Series B (the “Series B Preferred Stock”) at $17.20 per share in cash for aggregate consideration of approximately $2.5 million, with offering costs of $35,000, and net proceeds of approximately $2.4 million.  In April 2012, an additional 22,379 shares were sold for aggregate consideration of approximately $385,000.  Total gross proceeds of the offering were $2.8 million, with offering costs of $35,000, and net proceeds of approximately $2.8 million.  Upon shareholder approval of the amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock at the 2012 annual meeting, each share of Series B Preferred Stock became convertible into ten shares of common stock.

The Series B Preferred Stock will pay dividends, if, as and when authorized and declared by the Board of Directors, at a rate of 5% per annum.  No dividends may be paid on the Series B Preferred Stock until all dividends have been paid on our Series A Preferred Stock.  Unpaid dividends will accumulate.

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

Due to our elevated level of problem assets and recurring operating losses, there is substantial doubt about our ability to continue as a going concern.  Management is taking steps to improve our financial condition.  The financial statements and the accompanying footnotes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

The Company’s assets decreased by $20.7 million, or 4.5%, to $443.0 million at September 30, 2012 from $463.7 million at December 31, 2011 primarily as a result of decreases in cash and cash equivalents, loans receivable, deferred tax assets, and assets held for sale, partially offset by an increase in other real estate owned.  An increase in deposits and proceeds from the sale of Series B Preferred Stock allowed us to pay off a $10.0 million advance from the Federal Home Loan Bank of Atlanta.

Cash and cash equivalents decreased by $2.7 million, or 7.9%, to $31.7 million at September 30, 2012 from $34.4 million at December 31, 2011 primarily due to repayment of a $10.0 million advance from the Federal Home Loan Bank of Atlanta, partially offset by cash obtained from an increase in deposits, the sale of Series B Preferred Stock, and the decline in assets held for sale.  Investment securities available-for-sale increased by $5.5 million, or 23.5%, to $29.2 million at September 30, 2012 from $23.7 million at December 31, 2011.  Investment securities held-to-maturity decreased by $4.9 million, or 50.1%, to $4.9 million at September 30, 2012 from $9.7 million at December 31, 2011, for a net increase in investment securities of $664,000.

Gross loans receivable decreased by $15.9 million, or 4.8%, to $314.4 million at September 30, 2012 from $330.3 million at December 31, 2011 primarily due to the transfer of $18.0 million of loans receivable to other real estate owned.  During the period, we realized a $16.7 million (15.1%) decrease in one-to-four family residential and home equity loans, a $5.6 million (8.8%) decrease in construction loans, and a $557,000 (19.2%) decrease in consumer loans.  These decreases were partially offset by a $5.9 million (4.2%) increase in commercial real estate loans and a $959,000 (12.2%) increase in commercial business loans.  The allowance for loan losses decreased by $2.7 million, or 21.6%, to $9.7 million at September 30, 2012 from $12.4 million at December 31, 2011 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $9.8 million, or 31.6%, to $40.8 million at September 30, 2012 from $31.0 million at December 31, 2011 due to the acquisition of properties in satisfaction of loans receivable.  Deferred tax assets decreased by $9.3 million to zero at September 30, 2012 from $9.3 million at December 31, 2011.  The Company established a full valuation allowance on its deferred tax assets during the third quarter, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future, and the valuation allowance complies with accounting principles generally accepted in the United States.  Assets held for sale decreased by $5.9 million to zero at September 30, 2012 from $5.9 million at December 31, 2011 due to the settlement on premises held for sale and our investment in Elkton Senior Apartments LLC.

The Company’s liabilities decreased $5.4 million, or 1.3%, to $425.9 million at September 30, 2012 from $431.4 million at December 31, 2011. The $3.0 million, or 0.9%, increase in deposits to $342.1 million at September 30, 2012 from $339.1 million at December 31, 2011 was primarily due to increases in money market accounts (up $5.6 million, or 42.2%), checking accounts (up $1.6 million, or 6.7%), certificates of deposit (up $1.3 million, or 6.0%),  statement savings accounts (up $601,000, or 5.7%), NOW accounts (up $559,000, or 1.9%), and passbook savings accounts (up $538,000, or 4.8%).  These increases were partially offset by a decrease in IRA certificates of deposit (down $7.7 million, or 32.0%).  Other liabilities increased by $1.5 million, or 14.3%, to $12.1 million at September 30, 2012 from $10.6 million at December 31, 2011 primarily due to increases in accrued FDIC premium, accrued interest on junior subordinated debentures, and preferred stock dividend payable.  Advances from Federal Home Loan Bank of Atlanta decreased by $10.0 million, or 15.8%, to $53.5 million at September 30, 2012 from $63.5 million at December 31, 2011 due to the repayment of a fixed rate advance that matured in the second quarter 2012.

The Company’s stockholders’ equity decreased by $15.3 million, or 47.2%, to $17.1 million at September 30, 2012 from $32.3 million at December 31, 2011.  This decrease is primarily the result of a net loss of $17.6 million and $609,000 in cash dividends accrued on preferred stock, partially offset by $2.8 million in net proceeds from the issuance of Series B Preferred Stock.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

Net loss for the three month period ended September 30, 2012 increased $15.1 million to $15.9 million, as compared to $748,000 during the same period in 2011.  This decrease was primarily the result of a decrease in net interest income and increases in the provision for loan losses, noninterest expense, and income tax expense.  Net loss available to common stockholders for the three-month period ended September 30, 2012 was $16.2 million as compared to $930,000 for the same period in 2011.  Net loss available to common stockholders for 2012 and 2011 reflects net loss for the period, as well as dividend accruals and discount accretion on outstanding Preferred Stock of $359,000 and $182,000, respectively.  Basic and diluted loss per common share were both $2.18 for the third quarter of 2012 as compared to $0.13 for the third quarter of 2011.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were –13.80% and -193.79%, respectively, for the three-month period ended September 30, 2012.  This compares to an annualized return on average assets and annualized return on average equity of -0.64% and -8.64%, respectively, for the same period in 2011.

Net interest income, the Company’s primary source of income, decreased $272,000, or 8.2%, to $3.1 million for the three months ended September 30, 2012, from $3.3 million over the same period in 2011.  The weighted average yield on interest earning assets decreased to 4.83% for the three months ended September 30, 2012 from 5.40% for the three months ended September 30, 2011.  The weighted average rate paid on interest bearing liabilities decreased to 1.47% for the three months ended September 30, 2012 from 1.78% for the three months ended September 30, 2011.  The interest rate spread and the net interest margin were 3.36% and 3.22%, respectively, for the quarter ended September 30, 2012, as compared to 3.62% and 3.44%, respectively, for the quarter ended September 30, 2011.

Interest and fees on loans receivable decreased by $705,000, or 13.7%, to $4.4 million for the three months ended September 30, 2012 from $5.1 million for the three months ended September 30, 2011.  The decrease is attributable to decreases in both the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $23.8 million, or 7.1%, to $312.4 million for the three months ended September 30, 2012 from $336.3 million for the three months ending September 30, 2011.  The weighted-average yield decreased to 5.67% for the three months ended September 30, 2012 from 6.10% for the three months ended September 30, 2011.

Interest on investment securities increased by $50,000, or 82.0%, to $111,000 for the three months ended September 30, 2012 from $61,000 for the three months ended September 30, 2011.  The increase is attributable to increases in both the average balance outstanding and the weighted-average yield.  The average balance outstanding increased by $8.7 million, or 35.8%, to $33.1 million for the three months ended September 30, 2012 from $24.4 million for the three months ending September 30, 2011.  The weighted-average yield increased to 1.33% for the three months ended September 30, 2012 from 1.00% for the three months ended September 30, 2011.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased by $10,000, or 58.8%, to $27,000 for the three months ended September 30, 2012 from $17,000 for the three months ended September 30, 2011.  The average balance outstanding decreased by $246,000, or 5.7%, to $4.1 million for the three months ended September 30, 2012 from $4.3 million for the three months ending September 30, 2011.  The weighted-average yield increased to 2.63% for the three months ended September 30, 2012 from 1.53% for the three months ended September 30, 2011.

Interest expense on deposits decreased $141,000, or 13.1%, to $935,000 for the three months ended September 30, 2012 from $1.1 million for the three months ended September 30, 2011.  The average balance outstanding remained level at $343.1 million for the three months ended September 30, 2012 and 2011.  The weighted-average rate decreased to 1.09% for the three months ended September 30, 2012 from 1.25% for the three months ended September 30, 2011.

Interest expense on junior subordinated debentures decreased $80,000, or 45.5%, to $96,000 for the three months ended September 30, 2012 from $176,000 for the three months ended September 30, 2011.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR plus 1.68%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 2.28% and 4.14%, respectively, for the three months ended September 30, 2012 and 2011.

Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $127,000, or 20.5%, to $493,000 for the three months ended September 30, 2012 from $620,000 for the three months ended September 30, 2011.  The average balance outstanding decreased by $10.0 million, or 15.8%, to $53.5 million for the three months ended September 30, 2012 from $63.5 million for the same period in 2011.  The weighted average rate decreased to 3.69% for the three months ended September 30, 2012 from 3.91% for the three months ended September 30, 2011.

Noninterest income increased 54.3%, or $163,000, to $463,000 for the three months ended September 30, 2012, from $300,000 over the same period in 2011 primarily due to lower loss on sale of other real estate owned.  Deposit account fees decreased by $26,000, or 17.2% to $125,000 for the three months ended September 30, 2012 from $151,000 for the three months ended September 30, 2011.  There were no gains or losses on the sale of other real estate owned for the three months ended September 30, 2012, as compared to a loss of $141,000 for the three months ended September 30, 2011.  Other noninterest income increased by $72,000, or 96.0%, to $147,000 for the third quarter of 2012 from $75,000 for the three months ended September 30, 2011 primarily due to an increase in rental income on other real estate owned.

Noninterest expense increased $3.5 million, or 88.2%, to $7.4 million for the three months ended September 30, 2012, from $3.9 million over the same period in 2011 primarily due to higher other real estate owned expense and valuation.  Occupancy expense decreased by $53,000, or 22.4%, to $184,000 for the three months ended September 30, 2012 from $237,000 for the same period in 2011 primarily due to a decline in office building repairs and maintenance.  The FDIC insurance premium expense increased by $220,000 to $272,000 for the three months ended September 30, 2012 from $52,000 for the three months ended September 30, 2011 due to an increase in the assessment rate.  Other real estate owned expense and valuation increased by $4.2 million to $4.5 million for the three months ended September 30, 2012 from $298,000 for the three months ended September 30, 2011 primarily due to the valuation of $2.4 million on 24 properties that are under contract to be sold to one investor.  The Bank also continues to be proactive in adjusting offering prices in an attempt to resolve these nonperforming assets.  Professional fees decreased $69,000, or 14.3%, to $413,000 for the three months ended September 30, 2012 from $482,000 for the three months ended September 30, 2011 primarily due to a reduction in legal fees resulting from an increase in loan workout staff.  Loan collection expense decreased $737,000 to $86,000 for the three months ended September 30, 2012 from $823,000 for the same period in 2011.  Other expenses decreased $82,000, or 19.0%, to $350,000 for the three months ended September 30, 2012 from $432,000 for the three months ended September 30, 2011, primarily due to decreases in advertising, real estate and personal property taxes, and loss on disposal of premises and equipment.

Income tax expense for the three-month period ended September 30, 2012 was $9.1 million as compared to an income tax benefit of $537,000 for the same period in 2011.  In accordance with accounting principles generally accepted in the United States, the Company established a full valuation allowance on its deferred tax assets during the third quarter, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Net loss increased by $14.2 million to $17.6 million for the nine month period ended September 30, 2012 as compared to $3.4 million for the same period in 2011.  This increase was primarily the result of a decrease in net interest income and increases in noninterest expense and income tax expense, partially offset by an increase in noninterest income.  Net loss available to common stockholders for the nine-month period ended September 30, 2012 was $18.4 million as compared to $3.9 million in 2011.  Net loss available to common stockholders reflects net loss for the period and dividends and discount accretion on the outstanding Preferred Stock totaling $726,000 for the nine months ended September 30, 2012 and $544,000 for the same period in 2011.  Basic and diluted loss per common share were both $2.47 for the first nine months of 2012, an increase of $1.94 from the loss of $0.53 per common share for the first nine months of 2011.  Earnings per share have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  The annualized return on average assets and annualized return on average equity were -5.07% and -72.09%, respectively, for the nine month period ended September 30, 2012.  This compares to an annualized return on average assets and annualized return on average equity of -0.95% and -12.41%, respectively, for the same period in 2011.

Net interest income, the Company’s primary source of income, decreased by $1.5 million, or 14.2%, to $9.1 million for the nine months ended September 30, 2012 from $10.6 million for the same period in 2011.  The weighted-average yield on interest earning assets decreased to 4.82% for the nine months ended September 30, 2012 from 5.61% for the nine months ended September 30, 2011.  The weighted average rate paid on interest bearing liabilities decreased to 1.55% for the nine months ended September 30, 2012 from 1.86% for the nine months ended September 30, 2011.  The interest rate spread and the net interest margin were 3.27% and 3.14%, respectively, for the nine-month period ended September 30, 2012 as compared to 3.74% and 3.58%, respectively, for both ratios for the same period in 2011.

Interest and fees on loans receivable decreased by $2.7 million, or 16.9%, to $13.6 million for the nine months ended September 30, 2012 from $16.3 million for the nine months ended September 30, 2011.  The average balance outstanding decreased $30.5 million, or 8.8%, to $317.8 million for the nine months ended September 30, 2012 from $348.3 million for the nine months ended September 30, 2011.  The weighted-average yield decreased to 5.69% for the nine months ended September 30, 2012 from 6.25% for the nine months ended September 30, 2011.

Interest income on investment securities increased $79,000, or 36.7%, to $294,000 for the nine months ended September 30, 2012 from $215,000 for the nine months ended September 30, 2011.  The average balance outstanding increased $14.7 million, or 78.1%, to $33.5 million for the nine months ended September 30, 2012 from $18.8 million for the nine months ended September 30, 2011.  The weighted-average yield decreased to 1.17% for the nine months ended September 30, 2012 from 1.52% for the nine months ended September 30, 2011.

Dividends on Federal Reserve and Federal Home Loan Bank stock increased $32,000, or 62.8%, to $83,000 for the nine months ended September 30, 2012 from $51,000 for the nine months ended September 30, 2011.  The average balance outstanding decreased $185,000, or 4.2%, to $4.2 million for the nine months ended September 30, 2012 from $4.4 million for the nine months ended September 30, 2011.  The weighted-average yield increased to 2.63% for the nine months ended September 30, 2012 from 1.55% for the nine months ended September 30, 2011.

Interest expense on deposits decreased $617,000, or 17.8%, to $2.8 million for the nine months ended September 30, 2012 from $3.5 million for the nine months ended September 30, 2011.  The average balance outstanding decreased $4.8 million, or 1.4%, to $343.4 million for the nine months ended September 30, 2012 from $348.2 million for the nine months ended September 30, 2011.   The weighted-average rate decreased to 1.10% for the nine months ended September 30, 2012 from 1.33% for the nine months ended September 30, 2011.

Interest expense on junior subordinated debentures decreased $298,000, or 45.7%, to $354,000 for the nine months ended September 30, 2012 from $652,000 for the nine months ended September 30, 2011.  The average balance outstanding remained level at $17.0 million and the weighted-average rate decreased to 2.78% for the nine months ended September 30, 2012 from 5.11% for the same period in 2011.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR plus 1.68%.

Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased by $192,000, or 10.4%, to $1.6 million for the nine months ended September 30, 2012 from $1.8 million for the nine months ended September 30, 2011.  The average balance outstanding decreased by $5.2 million, or 8.2%, to $58.3 million for the nine months ended September 30, 2012 from $63.5 million for the same period in 2011.  The weighted average rate was 3.77% and 3.87%, respectively, for the nine months ended September 30, 2012 and 2011.

Noninterest income increased 156.1%, or $1.5 million, to $2.4 million for the nine months ended September 30, 2012, from $941,000 over the same period in 2011 primarily due to higher gain on sale of loans.  Deposit account fees decreased $64,000, or 15.1%, to $361,000 for the nine months ended September 30, 2012 from $425,000 for the same period in 2011.  ATM fees increased $16,000, or 4.7%, to $355,000 for the nine months ended September 30, 2012 from $339,000 for the nine months ended September 30, 2011 due to an increase in fees from increased use of debit cards.  Gain on sale of loans increased $1.3 million to $1.4 million for the nine months ended September 30, 2012 from $131,000 for the nine months ended September 30, 2011 due to the Bank’s new Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  Loss on sale of other real estate owned decreased by $61,000 to $225,000 for the nine months ended September 30, 2012 as compared to $286,000 during the nine months ended September 30, 2011.  There were no gains on investments in the first nine months of 2012, as compared to a $50,000 loss on investments in the first nine months of 2011.  We fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  Income from bank owned life insurance decreased by $19,000, or 12.1%, to $138,000 for the nine months ended September 30, 2012 from $157,000 for the nine months ended September 30, 2011 due to a decrease in the crediting rate paid by the insurance carriers.  Other income increased $175,000, or 78.1%, to $399,000 for the nine months ended September 30, 2012 from $224,000 for the nine months ended September 30, 2011 primarily due to an increase in rental income on other real estate owned.

Noninterest expense increased $4.0 million, or 35.3%, to $15.4 million for the nine month period ended September 30, 2012 from $11.4 million over the same period in 2011 primarily due to higher other real estate owned expense and valuation.  Salaries and employee benefits decreased $199,000, or 5.0%, to $3.8 million for the nine months ended September 30, 2012 from $4.0 million over the same period in 2011 primarily due to a decline in officer salaries.  Occupancy expense decreased $94,000, or 14.8%, to $543,000 for the nine months ended September 30, 2012 from $637,000 over the same period in 2011 primarily due to declines in office building repairs and maintenance and utilities expense.  The FDIC insurance premium expense decreased by $74,000, or 8.5%, to $802,000 for the nine months ended September 30, 2012 from $876,000 for the nine months ended September 30, 2011.  Other real estate owned expense and valuation increased by $4.7 million, or 288.2%, to $6.4 million for the nine months ended September 30, 2012 from $1.6 million for the nine months ended September 30, 2011 primarily due to the valuation of $2.4 million on 24 properties that are under contract to be sold to one investor, as well as an increase in operating expenses associated with the increase in the number of properties owned.  The Bank also continues to be proactive in adjusting offering prices in an attempt to resolve these nonperforming assets.  Professional fees increased $519,000 to $1.3 million for the nine months ended September 30, 2012 from $808,000 for the nine months ended September 30, 2011 primarily due to increases in legal fees relating to problem asset resolution, audit and accounting fees, and loan review and consulting expense.  Loan collection expense decreased $821,000 to $516,000 for the nine months ended September 30, 2012 from $1.3 million for the same period in 2011.

Income tax expense for the nine month period ended September 30, 2012 was $7.9 million as compared to an income tax benefit of $2.4 million for the same period in 2011.  In accordance with accounting principles generally accepted in the United States, the Company established a full valuation allowance on its deferred tax assets during the third quarter, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction and land development	$57,437	18.27%	$62,998	19.08%
1-4 family residential and home equity	93,936	29.88	110,621	33.49
Multi-family residential	4,522	1.44	4,458	1.35
Commercial	147,330	46.86	141,438	42.83
Total real estate loans	303,225	96.45	319,515	96.75
Commercial business loans	8,808	2.80	7,849	2.37
Consumer loans	2,341	0.75	2,898	0.88
Gross loans	314,374	100.00%	330,262	100.00%
Less: allowance for loan losses	(9,731)		(12,412)
Net loans	$304,643		$317,850

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

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Nonaccrual loans	$49,966	$37,815
Loans 90 days or more past due still accruing interest	0	0
Restructured loans	18,519	25,771
Total nonperforming loans	68,485	63,586
Other real estate owned, net	40,752	30,966
Total nonperforming assets	$109,237	$94,552
Nonperforming loans to total loans	21.78%	19.25%
Nonperforming assets to total assets	24.66	20.39
Allowance for loan losses to nonperforming loans	14.21	19.52

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

Management determined that the appropriate allowance for loan losses at September 30, 2012 was $9.7 million, (3.10% of total loans), a decrease of $2.7 million (21.6%) from the $12.4 million allowance (3.76% of total loans) at December 31, 2011. Annualized net charge-offs for the first nine months of 2012 were 3.60% of average loans, as compared to net charge-offs of 2.81% of average loans for the year 2011.  The provision for loan losses required for the first nine months of 2012 and 2011 was $5.9 million and $6.0 million, respectively.

A summary of activity in the allowance is shown below.

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2012	December 31, 2011

Balance of allowance, beginning of period	$12,412	$15,077
Loan charge-offs:
Real estate	(8,615)	(9,439)
Commercial loans	(178)	(982)
Consumer	(168)	(40)
Total charge-offs	(8,961)	(10,461)
Loan recoveries:
Real estate	243	825
Commercial loans	121	0
Consumer	6	13
Total recoveries	370	838
Net charge-offs	(8,591)	(9,623)
Provision for loan losses	5,910	6,958
Balance of allowance, end of period	$9,731	$12,412

Net charge-offs to average loans	3.60%	2.81%
Allowance to total loans	3.10%	3.76%
Allowance to non-performing loans	14.21%	19.52%

The ratio of the allowance to total loans has declined to 3.10% at September 30, 2012 from 3.76% at December 31, 2011 primarily due to an increase in loans evaluated individually for impairment.  Due to our collateral position, the increase in specific reserves for these loans is substantially less than the reserve that was required when the loans were evaluated for impairment collectively as part of the homogeneous loan pools.

Analysis of Deposits

The following table sets forth the dollar amount of deposits (in thousands) in the various types of accounts offered by the Bank at the dates indicated.

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

Regular checking	$24,776	7.24%	$23,224	6.85%
NOW accounts	30,747	8.99	30,188	8.90
Passbook savings	11,813	3.45	11,275	3.33
Statement savings	11,161	3.26	10,560	3.11
Money market	18,802	5.50	13,220	3.90
Holiday club	319	0.09	76	0.02
Certificates of deposit	220,730	64.52	219,411	64.71
IRA certificates of deposit	16,368	4.79	24,069	7.10
Money market certificates	7,398	2.16	7,052	2.08
Total deposits	$342,114	100.00%	$339,075	100.00%

Liquidity

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available-for-sale investments. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, fund loans, maintain reserve requirements, and operate the organization.

The Company’s primary source of liquidity is deposits. As of September 30, 2012, total deposits were $342.1 million, or 108.8% of total loans. The Company’s cash and cash equivalents on hand and unencumbered available-for-sale securities, which provide another source of liquidity, totaled $33.5 million at September 30, 2012. The Bank also has liability-based liquidity in the form of borrowing arrangements with correspondent banks. The Federal Home Loan Bank of Atlanta (“FHLB”) is the primary source of this liquidity. As of September 30, 2012, the maximum balance of the line of credit with FHLB was $56.8 million, which leaves $3.3 million available to be drawn against the line of credit. The Bank also has a secured line of credit with the Community Bankers’ Bank with a maximum balance of $2.0 million. As of September 30, 2012, the maximum balance was available to be drawn against the line of credit.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Bank as of September 30, 2012 and December 31, 2011.

			Regulatory Minimum
	2012	2011	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	11.03%	13.93%	10.00%	8.00%

Tier 1 risk-based capital ratio	9.76%	9.12%	6.00%	4.00%

Tier 1 leverage ratio	7.39%	7.04%	5.00%	4.00%

 As of September 30, 2012 and December 31, 2011, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -
Not Applicable

Item 4. Controls and Procedures
Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.              Other Information:

Item 1.  Legal Proceedings -
Not Applicable

Item 1A.Risk Factors -
Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -
Not Applicable

Item 3.  Defaults Upon Senior Securities -
The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A for the third quarter of 2012.  As of September 30, 2012, unpaid cumulative dividends on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A were $1.6 million.  The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Mandatory Convertible Cumulative Junior Preferred Stock, Series B for the third quarter of 2012.  As of September 30, 2012, unpaid cumulative dividends on the Mandatory Convertible Cumulative Junior Preferred Stock, Series B were $72,000.

Item 4.  Mine Safety Disclosures –
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

CECIL BANCORP, INC.

Date: November 14, 2012	By:	/s/ Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer (Duly Authorized Officer

Date: November 14, 2012	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)