Form 10-K
period 2012-12-31
CECIL BANCORP INC
filed 2013-03-08
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 1, 2013 the registrant had 7,425,869 shares of Common Stock issued and outstanding. The aggregate market value of shares held by nonaffiliates was approximately $2.6 million based on the closing sale price of $0.70 per share of the registrant’s Common Stock on June 30, 2012. For purposes of this calculation, it is assumed that the 3,716,095 shares held by directors and officers and greater than 10% shareholders of the registrant are shares held by affiliates.

Documents Incorporated by Reference:  Part III: Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting.

CECIL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2012

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

•	our levels of problem assets and operating losses; and
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

Due to our elevated level of problem assets and recurring operating losses, there is substantial doubt about our ability to continue as a going concern.  Management is taking steps to improve our financial condition.  The consolidated financial statements and the accompanying footnotes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

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

The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.  In a recent Supervisory Letter, the Federal Reserve staff has stated that, as a general matter, bank holding companies should eliminate cash dividends if net income available to shareholders for the past four quarters, net of dividends previously paid, is not sufficient to fully fund the dividend.  Under the written agreement, the Company may not pay dividends without the prior written approval of the Federal Reserve.

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

Deposit Insurance

The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.  The temporary unlimited deposit insurance coverage extended to non-interest-bearing transaction accounts under the Dodd-Frank Act expired December 31, 2012.

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

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be increased within certain limits based on its levels of brokered deposits and asset growth.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment base was increased at a 5% annual growth rate.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  The Bank exhausted its prepaid assessment during 2012.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .008% of insured deposits on an annualized basis in fiscal year 2012.  These assessments will continue until the FICO bonds mature in 2017.

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

The regulations of the Federal Reserve in effect at December 31, 2012 impose capital ratio requirements on bank holding companies with assets of more than $500 million as of June 30 of the prior year. The Company, therefore, became subject to the Federal Reserve’s capital ratio requirements during 2010. Beginning September 30, 2011, the Company is no longer subject to the capital requirements on a consolidated basis since total assets have not exceeded $500 million for four consecutive quarters.  The Bank continues to be subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2012, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

In general, the risk-based capital rules of the Federal Reserve in effect at December 31, 2012, required member banks to maintain minimum levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital;

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 2012, and was not required to maintain such supplemental capital.

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2012, the Bank was well capitalized as defined in the Federal Reserve’s regulations.

For additional information regarding the Company’s and the Bank’s compliance with their respective regulatory capital requirements, see Note 14, “Regulatory Matters,” to the consolidated financial statements.

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have recently issued a series of proposed rulemakings to conform their regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital.  These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement would be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital.  Deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations would continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions.  The proposed rules would also significantly change the risk-weighting for residential mortgages.  Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%.  Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% to 200%.  The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

The Bank also operates one branch in Aberdeen and one banking office in Havre de Grace, Maryland, in Harford County. Harford County is twenty-three miles from Baltimore and twenty miles from Wilmington, Delaware. The county is a major transportation link; Interstate 95 and mainlines for CSX Railroad and Conrail run through the County. The County’s major industrial centers along the I-95 Corridor are Aberdeen, Belcamp, Edgewood and Havre de Grace. Major private sector employers in the county include Battelle, CACI, Clorox Products Manufacturing, Custom Direct, Computer Sciences Corporation, Cytec Engineered Materials, EAI (a subsidiary of SAIC), EG&G/Lear Siegler, EPS, Frito-Lay, Independent Can, MITRE Corporation, Northrop Grumman, Nutramax Laboratories, Rite Aid, SafeNet, SAIC, Saks Fifth Avenue, Smiths Detection, SURVICE Engineering, and Upper Chesapeake Health. The U.S. Army Aberdeen Proving Ground is the major government employer in the county.

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

During the year ended December 31, 2012, the Bank originated $847,000 in adjustable-rate mortgage loans and $8,446,000 in fixed-rate mortgage loans. The Bank also offers second mortgage loans. These loans are secured by a junior lien on residential real estate. The total of first and second liens may not exceed a 90% loan to value ratio. Second mortgage loans have terms of 5, 10 and 15 years and have fixed rates. The Bank offers home equity lines of credit, which are secured by a junior lien on residential real estate. Customers are approved for a line of credit that provides for an interest rate, which varies monthly, and customers pay 2% of the balance per month.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms.  A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule an may raise a violation as a defense to foreclosure at any time.  As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules.  Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio may not exceed 43%.  Qualified mortgages are conclusively presumed to comply with the ability-to-repay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable.  The CFPB rule offers a temporary exemption for mortgage loans eligible for resale to FNMA or FHLMC or eligible for insurance by FHA, VA, or USDA.  The CFPB rules are scheduled to take effect on January 10, 2014.

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

Loan Solicitation and Processing. The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures outlined in loan policies established by its board of directors. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and confirmations. Property valuations required by policy are performed by independent outside appraisers approved by the board of directors. With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Under these limits, at December 31, 2012, the Bank’s loans to one borrower cannot exceed $6,237,000.

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

Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and general supply of money in the economy. In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank also receives servicing fees on the loan amount of the loans that it services. At December 31, 2012, the Bank was servicing $43.7 million in loans for other financial institutions. For the years ended December 31, 2012 and 2011, the Bank recognized gross servicing income of $209,000 and $214,000, respectively, and total loan fee income of $619,000 and $896,000, respectively.

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

Deposits and Borrowings

Deposits. Deposits are attracted principally from the Bank’s market area through the offering of a variety of deposit instruments, including savings accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as regular checking, NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. The Bank also offers individual retirement accounts (“IRAs”). The Bank’s policies are designed primarily to attract deposits from local residents and businesses. To supplement local market deposits, the Bank has access to the national CD market through deposit brokers, including the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network and Finance 500, Inc. The Bank may use this market to meet liquidity needs. At December 31, 2012, the Bank had no one-way buy certificates of deposit that were obtained through the CDARS network or Finance 500, Inc. Because CDARS and Finance 500, Inc. deposits are considered brokered deposits, the Bank would not be able to accept or renew these deposits without FDIC permission if the Bank were less than well capitalized. Interest rates, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

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

The banking business in Maryland generally, and the Bank’s primary service area specifically, is highly competitive with respect to both loans and deposits. The Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide-ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services, such as wealth management and international banking, that are not offered directly by the Bank (but are available indirectly through correspondent institutions), and, by virtue of their larger total capitalization, such banks have substantially higher legal lending limits, which are based on bank capital, than does the Bank. The Bank can arrange loans in excess of its lending limit, or in excess of the level of risk it desires to take, by arranging participations with other banks. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and indirectly compete with the Bank in the acquisition of deposits.

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

Based on data compiled by the FDIC as of June 30, 2012 (the latest date for which such information is available), the Bank had the second largest share of FDIC-insured deposits in Cecil County with approximately 26% and the eleventh largest share of FDIC-insured deposits in Harford County with approximately 3%. This data does not reflect deposits held by credit unions with which the Bank also competes.

Employees

As of December 31, 2012, the Company and the Bank employed 81 full-time and 9 part-time persons. None of the Company’s or the Bank’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company and the Bank consider their employee relations to be excellent.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

Following are the locations of the Bank at December 31, 2012. The Company has no other locations.
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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common shares of Cecil Bancorp are traded over the counter under the symbol CECB, with quotations available on the OTC Bulletin Board. The Company did not pay dividends during 2012 or 2011.

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders not to declare a dividend on its common stock beginning in 2010 and not to declare the dividends payable beginning in 2010 on its Series A Preferred Stock.  Additionally, the Company has not declared any dividends on its Series B Preferred Stock since its issuance in March 2012.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Series A and Series B Preferred Stock are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.

The number of common shareholders of record was approximately 602 as of March 1, 2013, excluding stockholders who hold in nominee or “street name.”

Quarterly Stock Information (1)
	2012			2011
	Stock Price Range		Per Share	Stock Price Range		Per Share
Quarter	Low	High	Dividend	Low	High	Dividend
1st Quarter	$0.35	$0.75	$0.000	$1.00	$1.75	$0.000
2nd Quarter	0.64	0.90	0.000	0.55	1.29	0.000
3rd Quarter	0.40	0.90	0.000	0.55	1.01	0.000
4th Quarter	0.38	0.65	0.000	0.30	1.01	0.000
Total			$0.000			$0.000
 (1)   Quotations reflect inter-dealer price, without retail mark-up, mark-down or commissions, and may not represent actual transactions.  Amounts have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.

Item 6.  Selected Financial Data

Five Year Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
RESULTS OF OPERATIONS:
Interest Income	$18,723	$21,359	$27,467	$30,296	$29,451
Interest Expense	6,350	7,834	10,335	12,428	14,313
Net Interest Income	12,373	13,525	17,132	17,868	15,138
Provision for Loan Losses	7,514	6,958	5,340	10,640	3,405
Net Interest Income after Provision for Loan Losses	4,859	6,567	11,792	7,228	11,733
Noninterest Income	2,646	1,368	2,065	2,169	1,138
Noninterest Expenses	19,943	15,455	12,096	13,159	10,015
(Loss) Income before Income Taxes	(12,438)	(7,520)	1,761	(3,762)	2,856
Income Tax Expense (Benefit)	7,895	(2,815)	649	(1,282)	1,005
Net (Loss) Income	(20,333)	(4,705)	1,112	(2,480)	1,851
Preferred Stock Dividends and Discount Accretion	(945)	(725)	(715)	(791)	-
Net (Loss) Income Available to Common Stockholders	(21,278)	(5,430)	397	(3,271)	1,851

PER COMMON SHARE DATA: (1)
Basic Net (Loss) Income Per Common Share	$(2.87)	$(.73)	$.06	$(.45)	$.25
Diluted Net (Loss) Income Per Common Share	(2.87)	(.73)	.06	(.45)	.25
Dividends Declared Per Common Share	.00	.00	.00	.0375	.05
Book Value (at year end) (2)	0.00	2.84	3.59	3.53	3.92
Tangible Book Value (at year end) (2), (3)	(0.06)	2.78	3.53	3.48	3.58

FINANCIAL CONDITION (at year end):
Assets	$439,821	$463,671	$487,195	$509,819	$492,397
Loans, net	296,454	317,850	364,842	424,047	401,749
Investment Securities	37,391	33,401	11,648	6,413	12,012
Deposits	341,219	339,075	358,138	382,338	364,551
Stockholders’ Equity	14,151	32,315	37,608	36,979	40,392

PERFORMANCE RATIOS (for the year):
Return on Average Assets	-4.44%	-.99%	.22%	-.49%	.42%
Return on Average Equity	-71.08	-13.18	2.93	-6.30	6.47
Net Interest Margin	3.23	3.46	3.90	3.90	3.78
Efficiency Ratio (4)	132.79	103.77	63.01	65.67	61.53
Dividend Payout Ratio	0.00	0.00	0.00	-8.46	20.41

CAPITAL AND CREDIT QUALITY RATIOS:
Average Equity to Average Assets	6.24%	7.53%	7.57%	7.85%	6.56%
Allowance for Loan Losses to Loans	3.36	3.76	3.97	3.27	1.55
Nonperforming Assets to Total Assets	20.48	20.39	17.59	9.66	2.70
Net Charge-offs to Average Loans	3.07	2.81	1.14	.63	.05

(1) All per share amounts have been adjusted to give retroactive effect for the two-for-one stock split approved by the Board of Directors in May 2011.
(2) Book value is computed using the amount allocated to common stockholders, that is total stockholders’ equity, less the Preferred Stock.
(3) Total stockholders’ equity less the Preferred Stock, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year end.
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

Consolidated Average Balances, Yields and Costs (1)

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Loans (2)	$313,879	$18,155	5.78%	$342,723	$20,935	6.11%	$405,432	$27,131	6.69%
Investment securities	33,562	386	1.15	20,959	300	1.43	9,039	229	2.53
Other earning assets	36,068	182	0.50	27,310	124	0.45	25,126	107	0.42
Total earning assets	383,509	18,723	4.88	390,992	21,359	5.46	439,597	27,467	6.25
Other assets	74,656			83,346			61,918
Total assets	$458,165			$474,338			$501,515
Liabilities and Stockholders’ Equity:
Deposits	$342,473	3,737	1.09%	$346,046	4,480	1.29%	$372,794	6,681	1.79%
FHLB advances	57,085	2,142	3.75	63,506	2,462	3.88	63,577	2,464	3.88
Junior subordinated debentures	17,000	452	2.66	17,000	833	4.90	17,000	1,147	6.74
Other borrowed funds	1,168	19	1.68	1,169	59	5.06	890	43	4.87
Total interest- bearing liabilities	417,726	6,350	1.52	427,721	7,834	1.83	454,261	10,335	2.28
Net interest income and spread		$12,373	3.36%		$13,525	3.63%		$17,132	3.97%
Noninterest- bearing liabilities	11,832			10,916			9,307
Total liabilities	429,558			438,637			463,568
Stockholders’ equity	28,607			35,701			37,947
Total liabilities and stockholders’ equity	$458,165			$474,338			$501,515

Net Interest \ Margin			3.23%			3.46%			3.90%
Average interest earning assets to interest bearing liabilities			91.81%			91.41%			96.77%
(1)           No tax equivalent adjustments were made.
(2)           Non-accrual loans are included in the average balances.

Comparison of Results of Operations

Net loss was $20.3 million for the year ended December 31, 2012, an increase of $15.6 million from the $4.7 million loss for 2011. The increase in net loss is primarily the result of a $10.7 million, or 380.5%, increase in income tax expense, a $1.2 million, or 8.5%, decrease in net interest income, a $4.5 million, or 29.0%, increase in noninterest expense, partially offset by a $1.3 million, or 93.4%, increase in noninterest income. Net loss available to common stockholders was $21.3 million for the year ended December 31, 2012, an increase of $15.9 million from net loss available to common stockholders of $5.4 million for 2011.  Net loss available to common stockholders includes preferred stock dividends and discount accretion totaling $945,000 and $725,000, respectively, for the years ended December 31, 2012 and 2011.  Basic and diluted loss per common share for 2012 were both $2.87, up $2.14 from corresponding 2011 basic and diluted loss per common share amounts of $0.73.  The return on average assets and return on average equity were -4.44% and -71.08%, respectively, for the year ended December 31, 2012. This compares to a return on average assets and return on average equity of -0.99% and -13.18%, respectively, for 2011.

Net interest income, the Company’s primary source of income, decreased $1.1 million, or 8.5%, to $12.4 million for the year ended December 31, 2012, from $13.5 million for the year ended December 31, 2011 primarily due to a decline in the weighted average yield earned on earning assets. Average interest-earning assets decreased $7.5 million, or 1.9%.  The weighted average yield on interest-earning assets decreased 58 basis points to 4.88% for the year ended December 31, 2012 from 5.46% for the year ended December 31, 2011. The weighted average rate paid on interest-bearing liabilities decreased 31 basis points to 1.52% for the year ended December 31, 2012 from 1.83% for the year ended December 31, 2011. The net interest spread decreased to 3.36% for 2012 from 3.63% for 2011 and the net interest margin decreased to 3.23% for 2012 from 3.46% for 2011.

Interest and fees on loans receivable decreased by $2.8 million, or 13.3%, to $18.1 million for the year ended December 31, 2012 from $20.9 million for the year ended December 31, 2011. The decrease is attributable to a decrease in the average balance and a decline in the average yield earned. The average balance of loans receivable outstanding decreased $28.8 million, or 8.4%, to $313.9 million for the year ended December 31, 2012 from $342.7 million for the year ended December 31, 2011. The weighted average yield decreased to 5.78% for the year ended December 31, 2012 from 6.11% for the year ended December 31, 2011.

Interest on investment securities increased by $86,000, or 28.7%, to $386,000 for the year ended December 31, 2012 from $300,000 for the year ended December 31, 2011. The increase is attributable to an increase in the average balance outstanding, partially offset by a decrease in the weighted average yield. The average balance outstanding increased $12.6 million, or 60.1%, to $33.6 million for the year ended December 31, 2012 as compared to $21.0 million for the year ended December 31, 2011. The weighted average yield decreased to 1.15% for the year ended December 31, 2012 from 1.43% for the year ended December 31, 2011.

Dividends on Federal Home Loan and Federal Reserve Bank stock increased $52,000, or 76.5%, to $120,000 for the year ended December 31, 2012 from $68,000 for the year ended December 31, 2011 primarily due to an increase in the dividend rate paid by FHLB. The average balance outstanding decreased $166,000, or 3.8%, to $4.2 million for the year ended December 31, 2012 from $4.4 million for the year ended December 31, 2011. The weighted average yield increased to 2.86% for the year ended December 31, 2012 from 1.56% for the year ended December 31, 2011.

Interest expense on deposits decreased $743,000, or 16.6%, to $3.7 million for the year ended December 31, 2012 from $4.5 million for the year ended December 31, 2011. The decrease was the result of decreases in the average cost of funds and the average balance. The weighted average cost decreased to 1.09% for the year ended December 31, 2012 from 1.29% for the year ended December 31, 2011. The average balance outstanding decreased $3.6 million, or 1.0%, to $342.5 million for the year ended December 31, 2012 from $346.1 million for the year ended December 31, 2011.

Interest expense on junior subordinated debentures decreased $381,000, or 45.7%, to $452,000 for the year ended December 31, 2012 from $833,000 for the year ended December 31, 2011 due to a decline in the weighted average rate.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR + 1.38%.  The interest rate on the remaining $7.0 million of the junior subordinated debentures began to adjust quarterly on March 7, 2012 to 3-month LIBOR + 1.68%.  The weighted average cost decreased to 2.66% for the year ended December 31, 2012 from 4.90% for the year ended December 31, 2011.  The average balance outstanding remained level at $17.0 million for the years ended December 31, 2012 and 2011.

Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $320,000, or 13.0%, to $2.1 million for the year ended December 31, 2012 from $2.5 million for the year ended December 31, 2011.  The average balance outstanding decreased $6.4 million, or 10.1%, to $57.1 million for the year ended December 31, 2012 from $63.5 million for 2011.  The weighted average cost decreased to 3.75% for the year ended December 31, 2012 from 3.88% for the year ended December 31, 2011.

Interest expense on other borrowed funds (consisting of a last-in, first-out loan participation accounted for as a secured borrowing) decreased $40,000 to $19,000 for the year ended December 31, 2012 from $59,000 for the year ended December 31, 2011.  The average balance outstanding remained level at $1.2 million for the years ended December 31, 2012 and 2011.  The weighted average cost decreased to 1.68% for the year ended December 31, 2012 from 5.06% for the year ended December 31, 2011.

Effect of Volume and Rate Changes on Net Interest Income

	2012 vs. 2011			2011 vs. 2010
	Increase	Due to Change		Increase	Due to Change
	or	In Average *		or	In Average *
(In thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest income from earning assets:
Loans	$(2,780)	$(1,704)	$(1,076)	$(6,196)	$(3,962)	$(2,234)
Investment securities	86	154	(68)	71	203	(132)
Other interest-earning assets	58	16	42	17	6	11
Total Interest Income	(2,636)	(402)	(2,234)	(6,108)	(2,858)	(3,250)
Interest expense:
Interest bearing deposits	(743)	(46)	(697)	(2,201)	(452)	(1,749)
FHLB advances	(320)	(243)	(77)	(2)	(3)	1
Junior subordinated debentures	(381)	0	(381)	(314)	0	(314)
Other borrowed funds	(40)	0	(40)	16	14	2
Total Interest Expense	(1,484)	(179)	(1,305)	(2,501)	(577)	(1,924)
Net Interest Income	$(1,152)	$(223)	$(929)	$(3,607)	$(2,281)	$(1,326)

*    Variances are computed line-by-line and do not add to the totals shown. Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

The allowance for loan losses is increased by provisions charged to expense. Charge-offs of loan amounts determined by management to be uncollectible decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The Company recognizes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at an appropriate level, based upon management’s reviews of probable losses inherent in the loan portfolio. The provision for loan losses increased by $556,000, or 8.0%, to $7.5 million for the year ended December 31, 2012 from $7.0 million for the year ended December 31, 2011 as a result of this analysis. (See “Allowance for Loan Losses.”)

Noninterest income increased $1.3 million, or 93.4%, to $2.6 million for the year ended December 31, 2012 from $1.4 million for the year ended December 31, 2011, primarily due to increases in gain on sale of loans and other noninterest income. Deposit account fees decreased $82,000, or 14.5%, to $483,000 for the year ended December 31, 2012 from $565,000 for the year ended December 31, 2011. ATM fees increased $18,000, or 4.0%, to $473,000 for the year ended December 31, 2012 from $455,000 for the year ended December 31, 2011. This increase is attributable to increased fees resulting from increases in cardholder usage. Gain on the sale of loans increased $1.1 million, or 269.2%, to $1.5 million for the year ended December 31, 2012 from $409,000 for the year ended December 31, 2011 primarily due to the Bank’s new Small Business Administration loan program, the guaranteed portions of which are sold in the secondary market.  There were no gains/losses on investments for the year ended December 31, 2012 as compared to a $50,000 loss on investments in the year ended December 31, 2011.  In 2011, we fully reserved against our investment in the debt issued by a private company after the investee began experiencing financial difficulties and it became probable that our investment would not be recovered.  Income from bank owned life insurance decreased by $25,000, or 12.1%, to $181,000 for the year ended December 31, 2012 from $206,000 for the year ended December 31, 2011 due to a decrease in the crediting rate paid by the carriers.  Other noninterest income increased by $213,000, or 78.3%, to $485,000 for the year ended December 31, 2012 from $272,000 for the year ended December 31, 2011 primarily due to an increase in rental income on other real estate owned.

Noninterest expense increased $4.5 million, or 29.0%, to $19.9 million for the year ended December 31, 2012 from $15.5 million for the year ended December 31, 2011, primarily due to an increase in other real estate owned expenses and valuations.  The Company experienced an increase in salaries and employee benefits of $721,000, or 17.1%, to $4.9 million for the year ended December 31, 2012 from $4.2 million for the year ended December 31, 2011 primarily due to an increase in expense for the supplemental executive retirement plan, partially offset by a decline in officer salaries.  Occupancy expense decreased $43,000, or 5.7%, to $716,000 for the year ended December 31, 2012 from $759,000 for the year ended December 31, 2011 primarily due to declines in office building repairs and maintenance, utilities, and rent expense on our leased properties.  Professional fees increased $149,000, or 10.3%, to $1.6 million for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011 primarily due to increased loan review consulting fees and audit and accounting expenses. The FDIC insurance premium expense decreased by $81,000, or 7.3%, to $1.0 million for the year ended December 31, 2012 from $1.1 million for the year ended December 31, 2011.  Other real estate owned expenses and valuations increased by $4.9 million, or 143.3%, to $8.2 million for the year ended December 31, 2012 from $3.4 million for the year ended December 31, 2011 primarily due to the valuation of $2.4 million on 24 properties that were sold to one investor, as well as an increase in operating expenses associated with the increase in the number of properties owned.  The Bank also continues to be proactive in adjusting the offering prices in an attempt to resolve these nonperforming assets.  Loan collection expense decreased by $1.2 million, or 67.6%, to $586,000 for the year ended December 31, 2012 from $1.8 million for the year ended December 31, 2011.  Other expenses increased by $133,000, or 9.3%, to $1.6 million for the year ended December 31, 2012 from $1.4 million for the same period in 2011 primarily due to an increase in insurance expense, partially offset by a decline in real estate taxes.

Income tax expense/benefit for the year ended December 31, 2012 was an expense of $7.9 million as compared to a benefit of $2.8 million for the year ended December 31, 2011.  In accordance with accounting principles generally accepted in the United States, the Company established a full valuation allowance on its deferred tax assets during the third quarter 2012, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.

Comparison of Financial Condition

The Company’s assets decreased by $23.9 million, or 5.1%, to $439.8 million at December 31, 2012 from $463.7 million at December 31, 2011 primarily as a result of decreases in loans receivable, deferred tax assets, assets held for sale, and income tax receivable.  The funds received from the decline in loans receivable, the sale of assets held for sale, the sale of preferred stock, and the increase in deposits were used to invest in investment securities, repay a maturing advance from the Federal Home Loan Bank of Atlanta, with the excess retained as cash.  Cash and cash equivalents increased by $7.4 million, or 21.5%, to $41.8 million at December 31, 2012 from $34.4 million at December 31, 2011 primarily due to the decline in loans receivable, the sale of assets held for sale, the sale of preferred stock, and an increase in deposits, partially offset by the repayment of maturing FHLB advances and the purchase of investment securities.  Investment securities available-for-sale increased by $9.8 million, or 41.6%, to $33.5 million at December 31, 2012 from $23.7 million at December 31, 2011.  Investment securities held-to-maturity decreased by $5.8 million, or 60.1%, to $3.9 million at December 31, 2012 from $9.7 million at December 31, 2011.  In total, there was a net increase of $4.0 million, or 11.9%, in investment securities primarily due to the cash received from the decline in loans receivable.

The gross loans receivable portfolio decreased by $23.5 million, or 7.1%, to $306.8 million at December 31, 2012 from $330.3 million at December 31, 2011. The decrease in loans receivable reflects a tightening of the Bank’s lending standards, diminished loan demand, and the transfer of nonperforming loans to other real estate owned.  Management has also sought to shrink the loan portfolio in order to improve capital ratios. During the period, we realized a $5.3 million (8.4%) decline in construction and land development loans, a $20.2 million (18.3%) decrease in 1-4 family residential and home equity loans, an $848,000 (19.0%) increase in multi-family residential loans, a $1.8 million (1.3%) increase in commercial real estate loans, a $30,000 (0.4%) increase in commercial business loans, and a $732,000 (25.3%) decline in consumer loans. The allowance for loan losses decreased by $2.1 million, or 17.0%, to $10.3 million at December 31, 2012 from $12.4 million at December 31, 2011 (see “Allowance for Loan Losses” below).

Other real estate owned increased $2.9 million, or 9.4%, to $33.9 million at December 31, 2012 from $31.0 million at December 31, 2011 due to the acquisition of additional properties in satisfaction of loans receivable.  At December 31, 2012, $5.6 million of the other real estate owned balance consists of properties that have been sold.  The properties, however, cannot be accounted for as a sale because the Bank provided 100% financing to the purchaser.  Once the purchaser contributes the required minimum investment, the sale will be reflected in the financial statements.  Deferred tax assets decreased $9.3 million, or 100%, to zero at December 31, 2012 from $9.3 million at December 31, 2011.  The Company established a full valuation allowance on its deferred tax assets during the third quarter of 2012, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future, and the valuation allowance complies with accounting principles generally accepted in the United States.  Assets held for sale decreased $5.9 million, or 100%, to zero at December 31, 2012 from $5.9 million at December 31, 2011 due to the settlement on premises held for sale and our investment in Elkton Senior Apartments LLC.  Income tax receivable decreased by $1.5 million, or 28.5%, to $3.8 million at December 31, 2012 from $5.3 million at December 31, 2011 primarily due to income tax refunds received during the year.  Other assets increased $482,000, or 24.9%, to $2.4 million at December 31, 2012 from $1.9 million at December 31, 2011 primarily due to a receivable from a settlement judgment on a prior loan receivable that was transferred to other real estate owned.  The funds to satisfy the receivable were received in early January 2013.

The Company’s liabilities decreased $5.7 million, or 1.3%, to $425.7 million at December 31, 2012 from $431.4 million at December 31, 2011. Deposits increased $2.1 million, or 0.6%, to $341.2 million at December 31, 2012 from $339.1 million at December 31, 2011. NOW and money market accounts increased by $7.3 million (14.4%), savings accounts decreased by $188,000 (0.9%), certificates of deposit decreased by $6.6 million (2.7%), and checking accounts increased by $1.6 million (6.9%).  Other liabilities increased by $2.3 million, or 21.2%, to $12.9 million at December 31, 2012 from $10.6 million at December 31, 2011 primarily due to increases in accrued interest on junior subordinated debentures, accrued dividends on preferred stock, the payable to investors for loans sold with servicing retained, and the supplemental executive retirement plan liability.  Advances from the Federal Home Loan Bank of Atlanta declined by $10.0 million, or 15.8%, to $53.5 million at December 31, 2012 from $63.5 million at December 31, 2011 due to the repayment of a fixed rate advance that matured in the second quarter 2012.

The Company’s stockholders’ equity decreased by $18.2 million, or 56.2%, to $14.2 million at December 31, 2012 from $32.3 million at December 31, 2011. This decrease is primarily due to the net loss of $20.3 million, as well as the accrual of preferred stock dividends (included in other liabilities on the balance sheet) totaling $788,000.  These decreases were partially offset by $2.8 million in proceeds from the sale of Series B Preferred Stock during the year.

Loans Receivable

The Bank’s total gross loans declined by $23.5 million, or 7.1%, during 2012. During the period, we realized a $5.3 million (8.4%) decline in construction and land development loans, a $20.2 million (18.3%) decrease in 1-4 family residential and home equity loans, an $848,000 (19.0%) increase in multi-family residential loans, a $1.8 million (1.3%) increase in commercial real estate loans, a $30,000 (0.4%) increase in commercial business loans, and a $732,000 (25.3%) decline in consumer loans. The decline in loans receivable reflects the Bank’s tightened lending standards, diminished loan demand, and the transfer of nonperforming loans to other real estate owned, as well as efforts to shrink the balance sheet in order to improve capital ratios.  The following table shows the composition of the loan portfolio at December 31.

(In thousands)	2012	2011	2010	2009	2008
Real estate loans:
Construction and land development	$57,731	$62,998	$81,598	$105,093	$108,094
1-4 family residential and home equity	90,406	110,621	117,093	129,847	129,581
Multi-family residential	5,306	4,458	5,123	7,227	6,852
Commercial	143,263	141,438	158,799	172,703	143,126
Total real estate loans	296,706	319,515	362,613	414,870	387,653
Commercial business loans	7,879	7,849	13,513	19,290	15,995
Consumer loans	2,166	2,898	3,793	4,238	4,415
Gross loans	306,751	330,262	379,919	438,398	408,063
Less allowance for loan losses	(10,297)	(12,412)	(15,077)	(14,351)	(6,314)
Net loans	$296,454	$317,850	$364,842	$424,047	$401,749

The following table shows the remaining maturities or next repricing date of outstanding loans at December 31, 2012.

	At December 31, 2012
	Remaining Maturities of Selected Credits in Years
(In thousands)	1 or Less	Over 1-5	Over 5	Total
Real estate:
Mortgage	$85,596	$178,284	$17,862	$281,742
Home equity and second mortgages	5,963	7,123	1,878	14,964
Commercial	3,696	3,948	235	7,879
Consumer	925	982	259	2,166
Total	$96,180	$190,337	$20,234	$306,751

Rate Terms:
Fixed	$30,389	$34,304	$19,876	$84,569
Variable or adjustable	65,791	156,033	358	222,182
Total	$96,180	$190,337	$20,234	$306,751

Allowance for Loan Losses

The Bank records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level deemed appropriate. The allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based upon evaluations of the collectability of loans and prior loan loss experience. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio.  The Bank employs a systematic methodology for assessing the appropriateness of the allowance, which includes determination of a specific allowance, a formula allowance, and an unallocated allowance.  During the year ended December 31, 2012, there were no changes in the Bank’s methodology for assessing the appropriateness of the allowance.

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

The unallocated allowance is based upon management’s evaluation of current economic conditions that may affect borrowers’ ability to pay that are not directly measured in the determination of the specific and formula allowances.  Management has chosen to apply a factor derived from the Board of Governors of the Federal Reserve System’s Principal Economic Indicators, specifically the charge-off and delinquency rates on loans and leases at commercial banks.  This statistical data tracks delinquency ratios on a national level.  While management does not believe the region in which the Bank is located has been hit as hard as others across the nation, this ratio provides a global perspective on delinquency trends.  Management has identified land acquisition and development loans, as well as construction speculation loans, as higher risk due to current economic factors.  These loans are reviewed individually on a quarterly basis for specific impairment.

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

Management determined that the appropriate allowance for loan losses at December 31, 2012 was $10.3 million, (3.36% of total loans), a decrease of $2.1 million (17.0%) from the $12.4 million allowance (3.76% of total loans) at December 31, 2011. Net charge-offs for the year ended December 31, 2012 were 3.07% of average loans, as compared to net charge-offs of 2.81% of average loans for 2011.  The provision for loan losses required for the years ended December 31, 2012 and 2011 was $7.5 million and $7.0 million, respectively.  A summary of activity in the allowance is shown below.

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Balance of allowance, January 1	$12,412	$15,077	$14,351	$6,314	$3,109
Loan charge-offs:
Construction and land development	(7,198)	(2,595)	(2,431)	(1,799)	-
1-4 family residential	(1,906)	(851)	(1,235)	(424)	(38)
Multi-family residential	-	-	(866)	-	(151)
Commercial real estate	(1,056)	(5,993)	-	(845)	-
Commercial loans	(202)	(982)	(100)	(88)	(97)
Consumer	(209)	(40)	(94)	(72)	(42)
Total charge-offs	(10,571)	(10,461)	(4,726)	(3,228)	(328)
Loan recoveries:
Construction and land development	20	26	-	-	-
1-4 family residential	26	10	56	3	-
Multi-family residential	-	-	-	-	-
Commercial real estate	768	789	25	606	-
Commercial loans	121	-	1	-	110
Consumer	7	13	30	16	18
Total recoveries	942	838	112	625	128
Net charge-offs	(9,629)	(9,623)	(4,614)	(2,603)	(200)
Provision for loan losses	7,514	6,958	5,340	10,640	3,405
Balance of allowance, December 31	$10,297	$12,412	$15,077	$14,351	$6,314

Net charge-offs to average loans	3.07%	2.81%	1.14%	0.63%	0.05%
Allowance to total loans	3.36%	3.76%	3.97%	3.27%	1.55%

The following table presents a five year history of the allocation of the allowance for loan losses at December 31, reflecting the methodologies described above, along with the percentage of total loans in each category at December 31.

	2012		2011		2010		2009		2008
		Credit		Credit		Credit		Credit		Credit
(Dollars in thousands)	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix	Amount	Mix
Amount applicable to:
Real estate loans:
Construction and land development	$5,624	19%	$4,234	19%	$7,268	21%	$6,360	24%	$2,819	26%
1-4 family residential and home equity	2,378	29	2,323	34	1,480	31	2,168	30	200	32
Multi-family residential	32	2	14	1	51	1	45	2	0	2
Commercial	1,014	47	4,243	43	4,455	42	3,079	39	1,248	35
Total Real Estate Loans	9,048	97	10,814	97	13,254	95	11,652	95	4,267	95
Commercial business loans	582	2	636	2	637	4	357	4	1,806	4
Consumer Loans	13	1	169	1	174	1	52	1	241	1
Unallocated	654	0	793	0	1,012	0	2,290	0	0	0
Total allowance	$10,297	100%	$12,412	100%	$15,077	100%	$14,351	100%	$6,314	100%

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

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans (1)	$34,537	$37,815	$54,420	$32,694	$10,459
Loans 90 days past due and still accruing	0	0	0	0	0
Restructured loans (2)	25,581	25,771	13,283	11,959	0
Total non-performing loans (3)	60,118	63,586	67,703	44,653	10,459
Other real estate owned, net	33,871	30,966	17,994	4,594	2,843
Total non-performing assets	$93,989	$94,552	$85,697	$49,247	$13,302

Non-performing loans to total loans	19.60%	19.25%	17.82%	10.19%	2.56%
Non-performing assets to total assets	21.37%	20.39%	17.59%	9.66%	2.70%
Allowance for loan losses to non-performing loans	17.13%	19.52%	22.27%	32.14%	60.37%

(1) Gross interest income that would have been recorded in 2012 if non-accrual loans had been current and in accordance with their original terms was $2,121,000, while interest actually recorded on such loans was $1,269,000.
(2) Gross interest income that would have been recorded in 2012 if restructured loans had been current and in accordance with their original terms was $1,057,000, while interest actually recorded on such loans was $999,000.
(3)  Performing loans considered potential problem loans, as defined and identified by management, amounted to $41,062,000 at December 31, 2012. Although these are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. Loans classified for regulatory purposes not included in nonperforming loans do not, in management’s opinion, represent or result from trends or uncertainties reasonably expected to materially affect future operating results, liquidity or capital resources or represent material credits where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms.

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

The composition of investment securities at December 31 is shown below.

(Dollars in thousands)	2012	2011	2010
Available-for-Sale:(1)
Mutual Funds-AMF Intermediate Mortgage Fund	$136	$135	$133
Mutual Funds-AMF Ultra Short Mortgage Fund	573	576	581
Mutual Funds-AMF Short U.S. Government Fund	673	674	676
Equity Securities	482	362	359
SBA securitized loan pools	3,658	4,921	0
Other debt securities	732	3,167	0
Mortgage-backed Securities	27,250	13,821	410
Total	33,504	23,656	2,159

Held-to-Maturity:
U.S. Government and Agency (2)	250	750	750
SBA securitized loan pools	1,389	2,161	0
Other debt securities	500	1,500	0
Mortgage-backed Securities	1,748	5,334	8,689
Other	0	0	50
Total	3,887	9,745	9,489
Total Investment Securities (3)	$37,391	$33,401	$11,648

(1)  At estimated fair value.
(2)  Issued by a U. S. Government Agency or secured by U.S. Government Agency collateral.
(3)  The outstanding balance of no single issuer, except for U.S. Government, U.S. Government Agency, and FNMA securities, exceeded ten percent of stockholders’ equity at December 31, 2012, 2011 or 2010.

Contractual maturities and weighted average yields for debt securities available-for-sale and held-to-maturity at December 31, 2012 are presented below. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	One Year or Less		One Year to Five Years		Five Years to Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-Sale:
SBA securitized loan pools	$—	—%	$1,077	3.63%	$2,581	0.86%
Other debt securities	—	—	732	1.69	—	—
Mortgage Backed Securities	—	—	480	1.98	3,865	1.71
Held-to-Maturity:
U.S. Government and Agency	250	0.13	—	—	—	—
SBA securitized loan pools	—	—	1,389	0.91	—	—
Other debt securities	—	—	500	1.00	—	—
Mortgage Backed Securities	459	2.28	1,209	0.45	80	2.79
Total Debt Securities	$709	1.15%	$5,387	1.14%	$6,526	1.34%

	Over Ten Years		Total
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Yield	Amount	Yield
Available-for-Sale:
SBA securitized loan pools	$—	—%	$3,658	1.42%
Other debt securities	—	—	732	1.53
Mortgage Backed Securities	22,905	1.97	27,250	1.88
Held-to-Maturity:
U.S. Government and Agency	—	—	250	0.13
SBA securitized loan pools	—	—	1,389	0.91
Other debt securities	—	—	500	1.09
Mortgage Backed Securities	—	—	1,748	0.53
Total Debt Securities	$22,905	1.97%	$35,527	1.40%

Deposits

The following table sets forth the average dollar amount of deposits in the various types of accounts at December 31:

	2012			2011
		Weighted			Weighted
	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total	Balance	Rate	Total
NOW and Money Market Accounts	$53,176	0.61%	14.38%	$49,749	0.73%	14.38%
Savings accounts	23,478	0.43	6.42	22,220	0.25	6.42
Term Certificates	240,761	1.38	72.43	250,648	1.41	72.43
Checking Accounts	25,058	0.00	6.77	23,429	0.00	6.77
Total Deposits	$342,473		100.00%	$346,046		100.00%

	2010
		Weighted
	Average	Average	% of
(Dollars in thousands)	Balance	Rate	Total
NOW and Money Market Accounts	$43,966	1.31%	11.79%
Savings accounts	21,820	0.44	5.85
Term Certificates	280,963	2.14	75.37
Checking Accounts	26,045	0.00	6.99
Total Deposits	$372,794		100.00%

Borrowings

Year-end advances from the Federal Home Loan Bank of Atlanta consisted of the following (dollars in thousands):

2012					2011
	Maturity					Maturity
Amount	Date	Rate	Type		Amount	Date	Rate	Type
$0					$10,000	2012	5.060%	Fixed
7,500	2017	3.776%	Fixed		7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed		7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed		11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed		9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed		15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed		3,000	2017	2.955	Fixed
$53,500					$63,500
	2010
		Maturity
	Amount	Date	Rate	Type
	$10,000	2012	5.060%	Fixed
	7,500	2017	3.776	Fixed
	7,500	2017	3.690	Fixed
	11,000	2017	3.588	Fixed
	9,500	2017	3.875	Fixed
	15,000	2017	3.448	Fixed
	3,000	2017	2.955	Fixed
	$63,500

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

The Bank also analyzes interest rate risk based upon quantitative measures of the percentage changes in fair value of equity capital (or market value of portfolio equity) resulting from a hypothetical immediate change (or shock) of plus or minus 100, 200, 300, and 400 basis points in interest rate levels. Due to the current interest rate environment, the Company did not perform analysis on decreases of 200,

300, or 400 basis points as of December 31, 2012.  This analysis is based upon models, which are based upon a number of significant assumptions regarding reactions of interest rates. At December 31, 2012, this analysis indicated that a shock decrease of 100 basis points would decrease the market value of portfolio equity by 5.4%, while interest rate shock increases of 100, 200, 300, and 400 basis points would decrease the market value of portfolio equity by 1.5%, 2.5%, 3.5%, and 4.5%, respectively. These models also provide an analysis of interest rate shock effects on net interest income. At December 31, 2012, this analysis indicated that a shock decrease of 100 basis points would increase net interest income by 8.1%. Interest rate shock increases of 100, 200, 300, and 400 basis points would increase net interest income by 1.3%, 2.9%, 4.5%, and 6.1%, respectively.

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

Cash and cash equivalents increased by $7.4 million during 2012. This increase was the result of $7.3 million in cash provided by operating activities and $5.2 million in cash provided by investing activities, partially offset by $5.1 million in cash used by financing activities.

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

The Bank’s time deposits of $100,000 or more represented 33.7% of total deposits at December 31, 2012, and are shown by maturity in the table below.

	Months to Maturity
	3 or	Over 3	Over 6	Over
(Dollars in thousands)	less	to 6	to 12	12	TOTAL

Time deposits-$100 thousand or more	$18,095	$14,483	$38,206	$44,229	$115,013

Capital

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Company’s and the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tangible capital. Since the Company’s total assets do not exceed $500 million, it is not subject to the capital requirements on a consolidated basis.  At December 31, 2012, the Bank exceeded applicable capital requirements to be well capitalized, having a total risk based capital ratio of 10.70%, a tier 1 risk-based capital ratio of 9.43%, and a tier 1 leverage ratio of 7.13%. See Note 14 “Regulatory Matters” in the notes to the consolidated financial statements.

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

Going Concern. Due to our elevated level of problem assets and recurring operating losses, there is substantial doubt about our ability to continue as a going concern.  Management is taking steps to improve our financial condition.  The financial statements and the accompanying footnotes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect our ability to continue as a going concern.

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

The Company’s systematic methodology for assessing the appropriateness of the allowance includes determination of specific, formula, and unallocated components, as described above under “Allowance for Loan Losses” and in Notes 1 and 5 to the Consolidated Financial Statements. At December 31, 2012, a 10% decrease or increase in all categories of risk rated credits for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $238,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

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

As of December 31, 2012, we concluded that any unrealized losses in the available-for-sale portfolios were temporary in nature due to market interest rates and not the underlying credit quality of the issuers of the securities. Additionally, we have the intent to hold and do not expect to be required to sell these investments for the time necessary to recover the amortized cost. Future events that would materially change this conclusion and require a charge to operations for an impairment loss include a change in the credit quality of the issuers.

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

Income Taxes. The Company accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.  In accordance with accounting principles generally accepted in the United States, the Company established a full valuation allowance on its deferred tax assets during the third quarter 2012, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.

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
Elkton, Maryland

We have audited the accompanying consolidated balance sheets of Cecil Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cecil Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an elevated level of nonperforming assets and recurring operating losses.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to that matter.

/s/ Stegman & Company

Baltimore, Maryland
March 7, 2013

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(dollars in thousands, except per share data)

ASSETS
	2012	2011

Cash and due from banks	$2,012	$1,578
Interest bearing deposits with banks	39,188	32,274
Federal funds sold	606	559
Total cash and cash equivalents	41,806	34,411
Investment securities:
Securities available-for-sale at fair value	33,504	23,656
Securities held-to-maturity (fair value of $3,927 in 2012 and $9,736 in 2011)	3,887	9,745
Restricted investment securities – at cost	4,204	4,296
Loans receivable	306,751	330,262
Less: Allowance for loan losses	(10,297)	(12,412)
Net loans receivable	296,454	317,850
Other real estate owned	33,871	30,966
Premises and equipment, net	9,679	10,041
Accrued interest receivable	1,323	1,523
Mortgage servicing rights	441	467
Bank owned life insurance	8,465	8,284
Deferred tax assets	-	9,318
Assets held for sale	-	5,903
Income taxes receivable	3,770	5,276
Other assets	2,417	1,935
TOTAL ASSETS	$439,821	$463,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$341,219	$339,075
Other liabilities	12,863	10,612
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	53,500	63,500
Other borrowed funds	1,088	1,169
Total liabilities	425,670	431,356

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares
Series A issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2012 and 2011	11,356	11,200
Series B issued and outstanding 164,575 shares, liquidation preference $17.20 per share, in 2012 and zero in 2011	2,796	-
Common stock, $.01 par value; authorized 100,000,000
shares in 2012 and 10,000,000 in 2011, issued and outstanding 7,424,572 shares in 2012 and 7,422,164 in 2011	75	75
Additional paid in capital	12,300	12,299
Retained (deficit) earnings	(12,556)	8,721
Accumulated other comprehensive income	180	20
Total stockholders’ equity	14,151	32,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,821	$463,671

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(dollars in thousands, except per share data)

	2012	2011
INTEREST INCOME:
Interest and fees on loans	$18,155	$20,935
Interest on investment securities	386	300
Dividends on FHLB and FRB stock	120	68
Other interest-earning assets	62	56
Total interest income	18,723	21,359
INTEREST EXPENSE:
Interest expense on deposits	3,737	4,480
Interest expense on junior subordinated debentures	452	833
Interest expense on advances from Federal Home Loan Bank of Atlanta	2,142	2,462
Interest expense on other borrowed funds	19	59
Total interest expense	6,350	7,834
NET INTEREST INCOME	12,373	13,525
PROVISION FOR LOAN LOSSES	7,514	6,958
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,859	6,567
NONINTEREST INCOME:
Deposit account fees	483	565
ATM fees	473	455
Commission income	1	2
Loss on sale of other real estate owned	(487)	(491)
Gain on sale of loans	1,510	409
Loss on investments	-	(50)
Income from bank owned life insurance	181	206
Other	485	272
Total noninterest income	2,646	1,368
NONINTEREST EXPENSE:
Salaries and employee benefits	4,948	4,227
Occupancy expense	716	759
Equipment and data processing expense	1,254	1,275
Professional fees	1,600	1,451
FDIC deposit insurance premium	1,034	1,115
Other real estate owned expense and valuation adjustments	8,239	3,386
Loan collection expense	586	1,809
Other	1,566	1,433
Total noninterest expense	19,943	15,455
LOSS BEFORE INCOME TAXES	(12,438)	(7,520)
INCOME TAX EXPENSE (BENEFIT)	7,895	(2,815)
NET LOSS	(20,333)	(4,705)
OTHER COMPREHENSIVE INCOME (LOSS)	160	(33)
TOTAL COMPREHENSIVE LOSS	$(20,173)	$(4,738)

NET LOSS	$(20,333)	$(4,705)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(945)	(725)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(21,278)	$(5,430)

Loss per common share - basic	$(2.87)	$(0.73)
Loss per common share - diluted	$(2.87)	$(0.73)
Dividends declared per common share	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(dollars in thousands)

					Accumulated
			Additional	Retained	Other	Total
	Preferred	Common	Paid-In	Earnings	Comprehensive	Stockholders’
	Stock	Stock	Capital	(Deficit)	Income (Loss)	Equity

BALANCES AT JANUARY 1, 2011	$11,053	$37	$12,277	$14,188	$53	$37,608

Net loss	—	—	—	(4,705)	—	(4,705)
Other comprehensive loss, net of
tax effects of $21 (unrealized
losses on securities of $54)	—	—	—	—	(33)	(33)
Preferred stock dividends	—	—	—	(578)	—	(578)
2-for-1 stock split	—	37	—	(37)	—	—
Stock purchased by dividend
reinvestment plan	—	1	21	—	—	22
Restricted stock awards	—	—	1	—	—	1
Amortization of preferred stock discount	147	—	—	(147)	—	—

BALANCES AT DECEMBER 31, 2011	11,200	75	12,299	8,721	20	32,315

Net loss	—	—	—	(20,333)	—	(20,333)
Other comprehensive income, net of
tax effects of $104 (unrealized
gains on securities of $264)	—	—	—	—	160	160
Series B preferred stock issued	2,796	—	—	—	—	2,796
Preferred stock dividends	—	—	—	(788)	—	(788)
Restricted stock awards	—	—	1	—	—	1
Amortization of preferred stock discount	156	—	—	(156)	—	—

BALANCES AT DECEMBER 31, 2012	$14,152	$75	$12,300	$(12,556)	$180	$14,151

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,333)	$(4,705)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,757	1,021
Provision for loan losses	7,514	6,958
Gain on sale of loans	(1,510)	(409)
Loss on sale of other real estate owned	487	491
Loss on investments	-	50
Loss on premises and equipment	6	22
Gain on assets held for sale	(18)	-
Increase in cash surrender value of bank owned life insurance	(181)	(206)
Valuation allowance on other real estate owned	6,845	2,352
Valuation allowance on deferred tax assets	9,214	-
Deferred income taxes	-	973
Excess servicing rights	(86)	(91)
Restricted stock awards	1	1
Originations of loans held for sale	(23,055)	(10,340)
Proceeds from sales of loans held for sale	24,518	10,701
Net change in:
Accrued interest receivable and other assets	1,215	(7,591)
Other liabilities	942	254
Net cash provided by (used in) operating activities	7,316	(519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(21,255)	(22,857)
Purchase of investment securities held-to-maturity	(500)	(18,019)
Proceeds from maturities, calls and principal payments
of investment securities available-for-sale	10,859	1,135
Proceeds from maturities, calls and principal payments
of investment securities held-to-maturity	6,025	17,457
Net redemption of restricted investment securities	92	86
Net (increase) decrease in loans	(4,140)	22,460
Proceeds from sale of other real estate owned	8,370	2,069
Proceeds from sale of premises and equipment	25	20
Proceeds from sale of assets held for sale	5,911	-
Purchases of premises and equipment - net	(168)	(348)
Net cash provided by investing activities	5,219	2,003

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,144	(19,063)
Repayments of long-term advances from Federal Home Loan Bank	(10,000)	-
Net decrease in other borrowed funds	(80)	-
Proceeds from issuance of preferred stock	2,796	-
Proceeds from issuance of common stock	-	21
Net cash used in financing activities	(5,140)	(19,042)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(dollars in thousands)

	2012	2011

Increase (decrease) in cash and cash equivalents	$7,395	$(17,558)

Cash and cash equivalents at beginning of year	34,411	51,969

Cash and cash equivalents at end of year	$41,806	$34,411

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$-	$1,355
Cash paid for interest	$5,980	$6,976

Supplemental disclosure of noncash investing and financing activities:

Transfer of loans receivable to other real estate owned	$18,069	$17,622

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.           SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Cecil Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Cecil Properties, Inc., 1223 Turkey Point Road, LLC, and Cecil Bank (the “Bank”), together with its subsidiaries, Cecil Financial Services Corporation and Cecil Service Corporation, conform to accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2012. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Form 10-K were issued.  The following is a summary of the more significant accounting policies:

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

Restricted Investment Securities

Restricted investment securities consist of Federal Reserve Bank of Richmond (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock which are required by law and are restricted as to marketability. Because the investment securities are not marketable, they are reported at cost. The FRB and FHLB perform ongoing reviews of the Company’s stock level to be sure it meets the minimum requirements. The FRB requires a minimum stock balance based on the balance of the Bank’s common stock and surplus. The FHLB required stock balance is based on total assets as of December 31 of the previous year and total FHLB advances currently outstanding. As of December 31, 2012 and 2011, the Company met all stock ownership requirements set forth by the FRB and FHLB.

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

Loans Held for Sale

Residential mortgage loans originated for sale are carried at the lower of cost or market, which may be indicated by the committed sale price, determined on an individual basis. The Company had no loans held for sale as of December 31, 2012 and 2011.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $29,000 and $56,000 for the years ended December 31, 2012 and 2011, respectively.

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

Comprehensive Loss

The Company reports comprehensive loss which includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

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

2.           GOING CONCERN CONSIDERATION

Due to the elevated level of nonperforming assets and recurring operating losses, there is substantial doubt regarding our ability to continue as a going concern.  Management is taking steps to improve our financial condition.  The financial statements and the accompanying footnotes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which could affect our ability to continue as a going concern.

3.           RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

The objective of this ASU, issued in February 2013, is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross references to related footnote disclosures.  The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed.  The amendments should be applied prospectively and are effective for public entities in both interim and annual reporting periods beginning after December 15, 2012.

4.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.

Investment securities at December 31, 2012 and 2011 are summarized in the following table (in thousands).

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$2	$40	$709
Mutual funds - U.S. Government securities	686	—	13	673
Equity securities	226	256	—	482
SBA securitized loan pools	3,658	10	10	3,658
Other debt securities	732	—	—	732
Mortgage-backed securities	27,159	192	101	27,250
	$33,208	$460	$164	$33,504

Held-to-Maturity:
SBA securitized loan pools	$1,389	$—	17	$1,372
Other debt securities	500	9	—	509
Mortgage-backed securities	1,748	51	3	1,796
U. S. Treasury securities and obligations	250	—	—	250
	$3,887	$60	$20	$3,927

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$41	$711
Mutual funds - U.S. Government securities	686	—	12	674
Equity securities	226	136	—	362
SBA securitized loan pools	4,947	9	35	4,921
Other debt securities	3,200	4	37	3,167
Mortgage-backed securities	13,817	49	45	13,821
	$23,623	$203	$170	$23,656

Held-to-Maturity:
SBA securitized loan pools	$2,161	$—	32	$2,129
Other debt securities	1,500	12	—	1,512
Mortgage-backed securities	5,334	41	30	5,345
U. S. Treasury securities and obligations	750	—	—	750
	$9,745	$53	$62	$9,736

At December 31, 2012 and 2011, investment securities with a carrying value of $250,000 and $750,000, respectively, were pledged to secure deposits of municipalities. At December 31, 2012 and 2011, investment securities with a carrying value of $30.7 million and $25.1 million, respectively, were pledged to secure advances from the Federal Home Loan Bank of Atlanta, investment securities with a carrying value of $1.8 million and $2.5 million, respectively, were pledged to Community Bankers’ Bank, and investment securities with a carrying value of $2.8 million and $3.3 million, respectively, were pledged to the Federal Reserve Bank of Richmond.

The contractual maturities of investment securities at December 31, 2012 (in thousands) are shown below.  The values shown are carrying values.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Carrying	Due Within	Due Between	Due Between	Due After
	Value	One Year	1-5 Years	5-10 Years	10 Years
Available-for-Sale:
SBA securitized loan pools	$3,658	$—	$1,077	$2,581	$—
Other debt securities	732	—	732	—	—
Mortgage-backed securities	27,250	—	480	3,865	22,905
Held-to-Maturity:
SBA securitized loan pools	1,389	—	1,389	—	—
Other debt securities	500	—	500	—	—
Mortgage-backed securities	1,748	459	1,209	80	—
U.S. Treasury securities and obligations	250	250	—	—	—
	$35,527	$709	$5,387	$6,526	$22,905

The contractual maturities of investment securities at December 31, 2012 (in thousands) are shown below.  The values shown are fair values.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	Carrying	Due Within	Due Between	Due Between	Due After
	Value	One Year	1-5 Years	5-10 Years	10 Years
Available-for-Sale:
SBA securitized loan pools	$3,658	$—	$1,077	$2,581	$—
Other debt securities	732	—	732	—	—
Mortgage-backed securities	27,250	—	480	3,865	22,905
Held-to-Maturity:
SBA securitized loan pools	1,372	—	1,372	—	—
Other debt securities	509	—	509	—	—
Mortgage-backed securities	1,796	466	1,248	82	—
U.S. Treasury securities and obligations	250	250	—	—	—
	$35,527	$709	$5,387	$6,526	$22,905

As of December 31, 2012, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$136	$40	$136	$40
Mutual funds – US Govt securities	—	—	673	13	673	13
SBA securitized loan pools	—	—	480	10	480	10
Mortgage-backed securities	13,554	98	95	3	13,649	101
Held-to-Maturity:
SBA securitized loan pools	275	2	1,017	15	1,292	17
Mortgage-backed securities	—	—	270	3	270	3
	$13,829	$100	$2,671	$84	$16,500	$184

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

Management has the intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of December 31, 2012 and 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2012 and 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The Company did not sell any securities during the years ended December 31, 2012 and 2011.

5.           LOANS AND ALLOWANCE FOR LOAN LOSSES

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

The following table shows the composition of the loan portfolio (in thousands) at December 31.

(In thousands)	2012	2011
Real estate loans:
Construction and land development	$57,731	$62,998
1-4 family residential and home equity	90,406	110,621
Multi-family residential	5,306	4,458
Commercial	143,263	141,438
Total real estate loans	296,706	319,515
Commercial business loans	7,879	7,849
Consumer loans	2,166	2,898
Gross loans	306,751	330,262
Less allowance for loan losses	(10,297)	(12,412)
Net loans	$296,454	$317,850

In accordance with new standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of December 31, 2012 and 2011.

Credit Quality Indicators
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$17,592	$75,875	$5,306	$117,948	$4,449	$2,161	$223,331
Special mention	18,614	874	-	18,742	2,827	5	41,062
Substandard	21,525	13,657	-	6,573	603	-	42,358
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Credit risk profile based on payment activity:

Current	$46,197	$79,426	$5,306	$137,831	$7,395	$2,166	$278,321
Past Due	11,534	10,980	-	5,432	484	-	28,430
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Credit Quality Indicators
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$28,194	$86,467	$4,458	$118,723	$6,359	$2,734	$246,485
Special mention	7,462	11,331	-	7,455	804	6	27,058
Substandard	27,342	12,823	-	15,710	686	158	56,719
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Credit risk profile based on payment activity:

Current	$36,437	$94,759	$4,458	$132,508	$7,681	$2,892	$278,735
Past Due	26,561	15,862	-	8,930	168	6	51,527
Total	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Age Analysis of Past Due Loans Receivable
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$-	$2,374	$-	$2,031	$-	$-	$4,405
60-89 Days Past Due	-	1,629	-	1,962	484	-	4,075
Greater Than 90 Days Past Due	11,534	6,997	-	1,439	-	-	19,950
Total Past Due	11,534	10,980	-	5,432	484	-	28,430
Current	46,197	79,426	5,306	137,831	7,395	2,166	278,321
Total Loans Receivable	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$630	$4,003	$-	$585	$7	$-	$5,225
60-89 Days Past Due	1,117	4,335	-	2,389	-	1	7,842
Greater Than 90 Days Past Due	24,814	7,524	-	5,956	161	5	38,460
Total Past Due	26,561	15,862	-	8,930	168	6	51,527
Current	36,437	94,759	4,458	132,508	7,681	2,892	278,735
Total Loans Receivable	$62,998	$110,621	$4,458	$141,438	$7,849	$2,898	$330,262

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412
Charge-offs	(7,198)	(1,906)	-	(1,056)	(202)	(209)	-	(10,571)
Recoveries	20	26	-	768	121	7	-	942
Provision	8,568	1,935	18	(2,941)	27	46	(139)	7,514
Ending balance	$5,624	$2,378	$32	$1,014	$582	$13	$654	$10,297

Ending balance of allowance individually evaluated for impairment	$2,064	$1,382	$-	$347	$484	$11	$-	$4,288

Ending balance of allowance collectively evaluated for impairment	$3,560	$996	$32	$667	$98	$2	$654	$6,009

Loans receivable:

Ending balance	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$-	$306,751

Ending balance of loans individually evaluated for impairment	$22,880	$15,834	$-	$22,851	$588	$11	$-	$62,164

Ending balance of loans collectively evaluated for impairment	$34,851	$74,572	$5,306	$120,412	$7,291	$2,155	$-	$244,587

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$7,268	$1,480	$51	$4,455	$637	$174	$1,012	$15,077
Charge-offs	(2,595)	(851)	-	(5,993)	(982)	(40)	-	(10,461)
Recoveries	26	10	-	789	-	13	-	838
Provision	(465)	1,684	(37)	4,992	981	22	(219)	6,958
Ending balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412

Ending balance of allowance individually evaluated for impairment	$661	$1,360	$-	$406	$281	$158	$-	$2,866

Ending balance of allowance collectively evaluated for impairment	$3,573	$963	$14	$3,837	$355	$11	$793	$9,546

Loans receivable:

Ending balance	$62,998	$110,621	$4,558	$141,438	$7,849	$2,898	$-	$330,262

Ending balance of loans individually evaluated for impairment	$27,342	$19,334	$-	$27,852	$686	$158	$-	$75,372

Ending balance of loans collectively evaluated for impairment	$35,656	$91,287	$4,458	$113,586	$7,163	$2,740	$-	$254,890

Loans Receivable on Nonaccrual Status
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$17,645	$12,984	$ -	$3,418	$490	$-	$34,537

Loans Receivable on Nonaccrual Status
As of December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$23,670	$8,023	$ -	$5,956	$161	$5	$37,815

Troubled Debt Restructurings
For the Year Ended December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	12	16	-	6	1	1	36

Pre-Modification Principal Balance	$12,212	$6,253	$-	$5,461	$8	$12	$23,946

Post-Modification Principal Balance	$ 7,372	$6,007	$-	$5,307	$6	$11	$18,703

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	3	-	1	-	-	4

Current Principal Balance	-	$443	$-	$279	$-	$-	$722

Troubled Debt Restructurings
For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	34	1	9	1	1	46

Pre-Modification Principal Balance	$-	$7,292	$290	$18,378	$500	$162	$26,622

Post-Modification Principal Balance	$-	$7,068	$286	$17,758	$500	$159	$25,771

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	4	-	-	-	-	4

Current Principal Balance	$-	$781	$-	$-	$-	$-	$781

Impaired Loans
As of and For the Year Ended December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$7,337	$6,005	$-	$1,480	$484	$11	$15,317

Related Allowance for Loan Losses	$2,071	$1,375	$-	$ 347	$484	$11	$ 4,288

Average Recorded Investment	$6,557	$4,782	$-	$1,163	$242	$ 5	$12,749

Interest Income Recognized	$ 169	$ 213	$-	$ 35	$ 15	$ 3	$ 435

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$15,542	$ 9,830	$ -	$21,371	$ 104	$ -	$46,847

Related Allowance for Loan Losses	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Average Recorded Investment	$16,041	$10,607	$143	$21,895	$333	$81	$49,100

Interest Income Recognized	$ 603	$ 354	$ -	$ 875	$ -	$ -	$1,832

Totals:

Unpaid Principal Balance	$22,879	$15,835	$ -	$22,851	$588	$11	$62,164

Related Allowance for Loan Losses	$ 2,071	$ 1,375	$ -	$ 347	$484	$11	$ 4,288

Average Recorded Investment	$22,598	$15,389	$143	$23,058	$575	$86	$61,849

Interest Income Recognized	$ 772	$ 567	$ -	$ 910	$ 15	$ 3	$ 2,267

Impaired Loans
As of and For the Year Ended December 31, 2011
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$6,214	$3,658	$-	$1,013	$-	$-	$10,885

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$4,986	$2,963	$-	$7,168	$260	$80	$15,457

Interest Income Recognized	$116	$179	$-	$50	$-	$-	$345

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$17,457	$11,433	$286	$22,701	$661	$163	$52,701

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,828	$11,627	$288	$19,061	$330	$81	$51,215

Interest Income Recognized	$293	$551	$24	$1,112	$39	$6	$2,025

Totals:

Unpaid Principal Balance	$23,671	$15,091	$286	$23,714	$661	$163	$63,586

Related Allowance for Loan Losses	$405	$560	$-	$130	$-	$-	$1,095

Average Recorded Investment	$24,814	$14,590	$288	$26,229	$590	$161	$66,672

Interest Income Recognized	$409	$730	$24	$1,162	$39	$6	$2,370

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

	2012	2011

Balance at beginning of year	$4,434	$16,062
Loans transferred to other real estate owned	—	(2,665)
Change in affiliation of directors and officers	(3,023)	(8,556)
New loans and additional borrowings	—	—
Repayments	(390)	(407)
Balance at end of year	$1,021	$4,434

6.           SERVICING

At December 31, 2012 and 2011, the Bank was servicing loans for others amounting to approximately $43.7 million and $45.5 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights had a carrying value of $441,000 and $467,000 as of December 31, 2012 and 2011, respectively. Estimated fair value of the servicing rights approximates carrying value. Amortization expense of servicing rights was $112,000 and $93,000 for the years ended December 31, 2012 and 2011, respectively.

The following table summarizes the activity pertaining to mortgage servicing rights (in thousands):

	2012	2011

Balance at beginning of period	$467	$469
Mortgage servicing rights capitalized	86	91
Mortgage servicing rights amortized	(112)	(93)
Balance at end of period	$441	$467

7.           PREMISES AND EQUIPMENT

Premises and equipment are summarized by major classifications as follows (in thousands):

	2012	2011

Land	$1,863	$1,863
Buildings and improvements	9,328	9,310
Furniture, fixtures and equipment	2,903	2,810
Leasehold improvements	464	464
	14,558	14,447
Less: accumulated depreciation	4,879	4,406
	$9,679	$10,041

Depreciation expense for the years ended December 31, 2012 and 2011 was $499,000 and $500,000, respectively.

The Bank leases three of its branch facilities, two automated teller machine facilities, and one operations building under operating lease agreements which provide for the payment of utilities and taxes by the lessee. Future minimum payments (in thousands) for each of the five succeeding years under noncancelable leases consisted of the following at December 31, 2012:

Year ending December 31:
2013	$141
2014	127
2015	76
2016	46
2017	43
Thereafter	209

Rent expense was $150,000 and $166,000 for the years ended December 31, 2012 and 2011, respectively.

8.            ASSETS HELD FOR SALE

The Company records assets held for sale at the lesser of fair value less costs to sale or carrying value.  These assets are assessed for impairment at the time they are reclassified as held for sale and on a quarterly basis thereafter.  During the quarter ended December 31, 2011, the Company decided to sell a property that had been purchased in 2007 for branch expansion.  The Company also decided to sell its ownership stake in Elkton Senior Apartments, LLC.  As of December 31, 2011, we had obtained a sales agreement for both assets.  The real estate sale closed March 31, 2012 and the sale of our ownership stake in the LLC closed January 13, 2012.  A schedule of assets held for sale (in thousands) at December 31 is as follows:

	2012	2011

Premises held for sale	$-	$1,128
Investment in Elkton Senior Apartments, LLC	-	4,775
	$-	$5,903

In 2011, the Company recorded a $262,000 valuation adjustment on the premises held for sale and is carrying the asset at contract sales price less costs to sell.  The valuation adjustment is recorded on the income statement in the caption “Other real estate owned expense and valuations.”  Our investment in Elkton Senior Apartments was not adjusted in 2011, as the sales price was at a premium over carrying value.  This gain on sale was recorded in January 2012 when the transaction closed.

9.           DEPOSITS

The following is a summary of deposits (dollars in thousands) as of December 31:

	2012		2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

NOW and Money Market accounts	$57,737	0.61%	$50,459	0.73%
Savings accounts	21,723	0.43	21,911	0.25
Term certificates	236,925	1.38	243,480	1.41
Checking accounts	24,834	0.00	23,225	0.00
	$341,219		$339,075

A summary of certificate accounts (dollars in thousands) by maturity as of December 31, 2012 is as follows:

Three months or less	$42,498
Three months to twelve months	99,557
Twelve months to twenty-four months	48,629
Twenty-four months to thirty-six months	20,686
Thirty-six months to forty-eight months	12,018
Forty-eight months to sixty months	13,537
$236,925

The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

Term certificates include certificates of deposit in denominations of $100,000 or more aggregating approximately $115,013,000 and $116,735,000 as of December 31, 2012 and 2011, respectively.

Officers’ and directors’ deposit accounts amounted to approximately $423,000 and $1,134,000 at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, $32,000 and $49,000, respectively, in overdrawn demand deposit accounts were reclassified as loans receivable on the consolidated balance sheet.

10.           ADVANCES FROM FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

At December 31, advances from the FHLB consisted of the following (dollars in thousands):

2012				2011
	Maturity				Maturity
Amount	Date	Rate	Type	Amount	Date	Rate	Type

$-	2012	5.060%	Fixed	$10,000	2012	5.060%	Fixed
7,500	2017	3.776	Fixed	7,500	2017	3.776	Fixed
7,500	2017	3.690	Fixed	7,500	2017	3.690	Fixed
11,000	2017	3.588	Fixed	11,000	2017	3.588	Fixed
9,500	2017	3.875	Fixed	9,500	2017	3.875	Fixed
15,000	2017	3.448	Fixed	15,000	2017	3.448	Fixed
3,000	2017	2.955	Fixed	3,000	2017	2.955	Fixed
$53,500				$63,500

The Bank has lines of credit with the FHLB with a total maximum available balance of $54.5 million. As of December 31, 2012, $1.0 million was available to be drawn against the lines of credit.

Wholly owned first mortgage loans on 1 - 4 family and multifamily dwelling units, commercial real estate loans, and second mortgages and home equity lines of credit with unpaid principal balances of approximately $59.4 million were pledged to the FHLB as collateral on advances as of December 31, 2012. Investment securities with a carrying value of $30.7 million were also pledged to the FHLB as collateral on advances as of December 31, 2012.

The Bank has a secured line of credit with the Community Bankers’ Bank with a total maximum available balance of $1.6 million. As of December 31, 2012 the maximum balance was available to be drawn against the line of credit.

11.           JUNIOR SUBORDINATED DEBENTURES

In March 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust I (the “Trust”). On March 23, 2006, the Trust sold $10.0 million of trust preferred securities in a private placement. The Trust used the proceeds plus the proceeds from the sale of common securities to the Company to purchase $10.3 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bore interest at a fixed rate of 6.51% for the first five years. Beginning March 2011, the trust preferred securities and the junior subordinated debentures bear interest at a variable rate, which resets quarterly, of 3-month LIBOR plus 1.38%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 23, 2036 and are callable at par. The trust preferred securities, classified on the balance sheet as “junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes

In November 2006, the Company formed a wholly-owned subsidiary, Cecil Bancorp Capital Trust II (the “Trust”). On November 30, 2006, the Trust sold $7.0 million of trust preferred securities in a private placement. The Trust used the proceeds plus the proceeds from the sale of common securities to the Company to purchase $7.2 million of the Company’s 30-year junior subordinated debentures. The trust preferred securities and the junior subordinated debentures bore interest at a fixed rate of 6.58% for the first five years and then converted to a variable rate in March 2012, which resets quarterly, of 3-month LIBOR plus 1.68%. Interest is cumulative and payable quarterly in arrears. The trust preferred securities and the junior subordinated debentures mature March 6, 2037 and are callable at par. The trust preferred securities, classified on the balance sheet as “junior subordinated debentures”, qualify as Tier 1 capital for regulatory purposes, subject to applicable limits. The Company used the proceeds to increase the regulatory capital of the Bank and for other corporate purposes.

See note 20 to the consolidated financial statements for additional discussion regarding the payment of interest on these junior subordinated debentures.

12.           INCOME TAXES

Income tax expense (benefit) (in thousands) for the years ended December 31 consists of:

	2012	2011
Current income taxes:
Federal	$(1,042)	$(2,986)
State	(275)	(802)
	(1,317)	(3,788)
Deferred income taxes:
Federal	7,283	757
State	1,929	216
	9,212	973
Total income tax expense (benefit)	$7,895	$(2,815)

The tax effects (in thousands) of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

	2012	2011
Deferred tax assets:
Deferred loan origination fees	$56	$93
Non-accrual interest	554	1,509
Loan loss allowance	4,062	4,897
Deferred compensation	2,418	2,347
Tax basis in excess of carrying value of goodwill	111	186
Tax basis in excess of carrying value of other real estate owned	1,998	842
Capital loss carry-forwards	328	324
State net operating loss carry-forwards	383	126
Other	180	174
Total gross deferred tax assets	10,090	10,498

Deferred tax liabilities:
FHLB stock dividends	28	28
Net unrealized gain on available-for-sale securities	117	13
Mortgage servicing rights	174	184
Tax accumulated depreciation in excess of book	512	524
Total gross deferred tax liabilities	831	749
Net deferred tax assets before valuation allowance	9,259	9,749
Valuation allowance	(9,259)	(431)
Net deferred tax assets	$-	$9,318

In accordance with accounting principles generally accepted in the United States, the Company established a full valuation allowance on its deferred tax assets during the third quarter 2012, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.  At December 31, 2011, the Company had established valuation allowances on both its state net operating loss carry-forward and its capital loss carry-forward due to the uncertainty of realization.  The loss carry-forwards begin to expire in 2013 through 2033.  A two year reconcilement of the difference between the statutory federal income tax rate and the effective tax rate for the Company is as follows:

	2012	2011

Federal income tax rate	(34.0)%	(34.0)%
Increase (decrease) resulting from:
State income taxes, net of federal
income tax benefit	(4.5)	(4.5)
Change in valuation allowance	1.6	0.0
Other	100.4	1.1
Effective tax rate	63.5%	(37.4)%

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

13.       STOCKHOLDERS’ EQUITY

The Company has a dividend reinvestment and stock purchase plan which provides stockholders with the opportunity to increase their equity ownership by electing to have cash dividends automatically reinvested in additional shares of common stock without payment of any brokerage commission or service charge. Pursuant to the plan, stockholders are also permitted to make optional quarterly cash purchases of stock, subject to minimum and maximum dollar amounts. The Board has reserved 120,000 shares for issuance under the plan. During the year ended December 31, 2012, there were no shares issued under the plan.

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

See note 20 to the consolidated financial statements for additional discussion regarding the payment of dividends on the Series A Preferred Stock.

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

14.           REGULATORY MATTERS

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

The regulations of the Federal Reserve in effect at December 31, 2012, impose capital ratio requirements on bank holding companies with assets of more than $500 million as of June 30 of the prior year. The Company, therefore, is not subject to the capital ratio requirements on a consolidated basis.  The Bank remains fully subject to the Federal Reserve’s capital standards. The regulations of the Federal Reserve in effect at December 31, 2012, required all member banks to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

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

The Federal Reserve has established regulations that classify banks by capital levels and provide for the Federal Reserve to take various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2012, the Bank was well capitalized as defined in the Federal Reserve’s regulations. There are no subsequent conditions or events that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table below.

			To be Well
			Capitalized Under
			Prompt Corrective		For Capital
	Actual		Action Rules		Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total risk-based capital ratio	$35,474	10.70%	$33,154	10.00%	$26,523	8.00%
Tier 1 risk-based capital ratio	31,254	9.43	19,892	6.00	13,262	4.00
Tier 1 leverage ratio	31,254	7.13	21,916	5.00	17,533	4.00

As of December 31, 2011:
Total risk-based capital ratio	$49,718	13.93%	$35,704	10.00%	$28,563	8.00%
Tier 1 risk-based capital ratio	32,557	9.12	21,422	6.00	14,281	4.00
Tier 1 leverage ratio	32,557	7.04	23,112	5.00	18,489	4.00

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

15.           OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

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

A summary of the Company’s activity under the plan, and related information for the years ended December 31 is as follows:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of year	111,694	$2.00	116,288	$2.00
Forfeited	(780)	2.00	(1,926)	2.00
Awarded	—	—	—	—
Released	(2,408)	2.00	(2,668)	2.00

Unvested at end of year	108,506	$2.00	111,694	$2.00

The Company had adopted a Retirement Plan for non-employee directors under which each participating director would receive monthly benefits upon termination of service based on a benefits formula. The Company accrued the liability over the service period for each participating director. All participating directors are now receiving fixed payments from the liability accrued in accordance with the Plan. The Plan has been frozen and there are not any current directors covered by the Plan, thus there is no compensation cost to the Company for the years ended December 31, 2012 and 2011.

Deferred Compensation

The Bank has entered into deferred compensation agreements with some of its executive officers. Under the agreements, the Bank is obligated to provide annual benefits for the officers or their beneficiaries, after the officer’s death, disability, or retirement. The estimated present value of the service cost to be paid is being accrued over the period from the effective date of the agreements until the full eligibility dates of the participants. The estimated present value of the interest cost to be paid is being accrued over the expected life of the participants based on current life expectancy tables. The expense incurred for this plan for the years ended December 31, 2012 and 2011 was $485,000 and $(408,000), respectively. Pursuant to the Written Agreement with the Federal Reserve and the State of Maryland, a 2009 amendment to the plan was disallowed during 2011.  Therefore, at that time, the Bank reduced its accrual for future benefits under the plan in accordance with the deferred compensation agreements prior to the amendment.  The Bank is the beneficiary of life insurance policies, with an aggregate cash surrender value of $8,465,000 and $8,284,000 at December 31, 2012 and 2011, respectively, which were purchased as a method of partially financing the benefits under this plan.

Profit Sharing Plan

The Bank has established a defined contribution 401(k) profit sharing plan for the benefit of its employees. The Plan covers all full-time employees who meet certain eligibility requirements as to age and length of service. Contributions to the 401(k) section of the plan are based on the amounts contributed by employees. The employees may contribute a percentage of their annual compensation to the Plan. The Bank makes a discretionary matching contribution equal to a uniform percentage of the amount of the employees’ contribution. In applying the matching contribution, only employee salary deductions up to 2% will be considered. The Bank may also make a discretionary profit sharing contribution to the Plan as determined by the Board of Directors. For the years ended December 31, 2012 and 2011, the Bank’s expense related to the Plan was $57,000 and $52,000, respectively.

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

Loan and credit line commitments, excluding unused portions of home equity lines of credit, totaled approximately $4,872,000 at December 31, 2012, and $4,598,000 at December 31, 2011. These commitments are contingent upon continuing customer compliance with the terms of the agreement.

Unused portions of home equity lines at year-end amounted to approximately $1,039,000 in 2012 and $1,155,000 in 2011. The Bank’s home equity line accounts are secured by the borrower’s residence.

Irrevocable letters of credit, totaling $7,476,000 at December 31, 2012 and $7,292,000 at December 31, 2011, are obligations to make payments under certain conditions to meet contingencies related to customers’ contractual agreements. They are primarily used to guarantee a customer’s contractual and/or financial performance and are seldom exercised.

17.           EARNINGS PER SHARE

In the following table, basic earnings per share are derived by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding, and do not include the effect of any potentially dilutive common stock equivalents. The diluted earnings per share are derived by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants.  All earnings per share calculations have been adjusted to give retroactive effect to the 2-for-1 stock split approved by the Board of Directors in May 2011.  As of December 31, 2012 and 2011, all outstanding options and warrants were excluded from the diluted earnings per share calculation because their effect was anti-dilutive.

The calculation of net loss per common share for the years ended December 31 is as follows:

	2012	2011
BASIC AND DILUTED:
Net loss	$(20,333,000)	$(4,705,000)
Preferred stock dividends	(945,000)	(725,000)
Net loss available to common stockholders	$(21,278,000)	$(5,430,000)

Average common shares outstanding	7,422,454	7,413,455
Basic and diluted net loss per share	$(2.87)	$(0.73)

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

   The estimated fair values of financial instruments (in thousands) at December 31, 2012 are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities:
Available-for-sale	$33,504	$33,504	$1,864	$31,640	$—
Held-to-maturity	3,887	3,927	—	3,927	—
Loans receivable	306,751	337,044	—	—	337,044
Restricted investment securities	4,204	4,204	—	4,204	—
Financial liabilities:
Deposits	341,219	325,272	—	—	325,272
Junior subordinated debentures	17,000	17,000	—	17,000	—
Advances from FHLB	53,500	53,558	—	53,558	—
Other borrowed funds	1,088	1,088	—	1,088	—

The estimated fair values of financial instruments (in thousands) at December 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Investment securities:
Available-for-sale	$23,656	$23,656	$1,747	$21,909	$—
Held-to-maturity	9,745	9,736	—	9,736	—
Loans receivable	330,262	401,098	—	—	401,098
Restricted investment securities	4,296	4,296	—	4,296	—
Financial liabilities:
Deposits	339,075	322,027	—	—	322,027
Junior subordinated debentures	17,000	14,711	—	14,711	—
Advances from FHLB	63,500	63,662	—	63,662	—
Other borrowed funds	1,169	1,168	—	1,168	—

19.           ASSETS MEASURED AT FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 assets are valued based on readily available pricing sources for transactions involving identical assets. Level 2 assets are valued based on transactions in less active markets. Valuations are obtained from third parting pricing services which use observable inputs for comparable assets other than Level 1 assets. Level 3 assets are valued based on unobservable inputs that are supported by little or no market activity that are significant to the fair value. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The following table shows the value (in thousands) at December 31, 2012 and 2011 of each major category of assets measured at fair value on the consolidated balance sheets, which consists solely of investment securities available-for-sale. The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Investment securities
available-for-sale
Mutual funds – mortgage securities	$709	$709	$—	$—
Mutual funds – U.S. Government
securities	673	673	—	—
Equity securities	482	482	—	—
SBA securitized loan pools	3,658	—	3,658	—
Other debt securities	732	—	732	—
Mortgage-backed securities	27,250	—	27,250	—

Total investment securities available-for-sale	$33,504	$1,864	$31,640	$—

December 31, 2011
Investment securities
available-for-sale
Mutual funds – mortgage securities	$711	$711	$—	$—
Mutual funds – U.S. Government
securities	674	674	—	—
Equity securities	362	362	—	—
SBA securitized loan pools	4,921	—	4,921	—
Other debt securities	3,167	—	3,167	—
Mortgage-backed securities	13,821	—	13,821	—

Total investment securities available-for-sale	$23,656	$1,747	$21,909	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis at December 31, 2012 and 2011, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets. For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, as determined by a third party appraiser.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Other real estate owned:
Construction & Land Development	$19,915	$0	$0	$19,915
1-4 Family Residential	6,070	0	0	6,070
Commercial Real Estate	7,886	0	0	7,886
Total	$33,871	$0	$0	$33,871

Impaired loans:
Construction & Land Development	$19,674	$0	$0	$19,674
1-4 Family Residential	14,386	0	0	14,386
Commercial Real Estate	18,139	0	0	18,139
Commercial Business	6	0	0	6
Total	$52,205	$0	$0	$52,205

December 31, 2011
Other real estate owned:
Construction & Land Development	$14,747	$0	$0	$14,747
1-4 Family Residential	7,179	0	0	7,179
Commercial Real Estate	9,040	0	0	9,040
Total	$30,966	$0	$0	$30,966

Impaired loans:
Construction & Land Development	$23,266	$0	$0	$23,266
1-4 Family Residential	14,531	0	0	14,531
Multi-Family Residential	286	0	0	286
Commercial Real Estate	23,584	0	0	23,584
Commercial Business	661	0	0	661
Consumer	163	0	0	163
Total	$62,491	$0	$0	$62,491

20.       CASH DIVIDENDS AND INTEREST ON JUNIOR SUBORDINATED DEBENTURES

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined at its meeting held January 19, 2010 that it was in the best interests of the Company and its stockholders not to declare a cash dividend on its common stock beginning the first quarter of 2010 and not to declare the dividend payable beginning February 15, 2010 on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  Additionally, the Company has not paid dividends on its Mandatory Convertible Cumulative Junior Preferred Stock, Series B since its issuance.  However, dividends on the Series A and Series B Preferred Stock are being accrued in other liabilities on the balance sheet.  In addition, the Company has given notice of its intention to defer interest payments on the subordinated debentures underlying its two outstanding issues of trust preferred securities as permitted by the indentures therefor.  During the period during which the Company defers payments on its subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock.  The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Mandatory Convertible Cumulative Junior Preferred Stock, Series B are in arrears.  No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its subordinated debentures.  Any such future payments will depend on a variety of factors including, but not limited to, the Company’s capital needs, operating results, tax considerations, statutory and regulatory limitations and economic considerations.  At December 31, 2012, unpaid dividends on the Series A and Series B Preferred Stock total $2.0 million and unpaid interest on the subordinated debentures totals $2.5 million, which is included in other liabilities.

21.           CECIL BANCORP, INC. - HOLDING COMPANY ONLY FINANCIAL INFORMATION

The following condensed balance sheets (in thousands) as of December 31, 2012 and 2011 and condensed statements of operations and cash flows (in thousands) for the years then ended for Cecil Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

ASSETS

	2012	2011

Cash	$772	$511
Investment in subsidiaries	33,798	37,909
Notes receivable from subsidiaries	-	12,937
Accrued interest receivable from subsidiaries	1,661	1,488
Other assets	-	311

Total assets	$36,231	$53,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Junior subordinated debentures	$17,000	$17,000
Other liabilities	5,080	3,841

Total liabilities	22,080	20,841

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares Series A issued and outstanding 11,560 shares, liquidation preference $1,000 per share, in 2012 and 2011	11,356	11,200
Series B issued and outstanding 164,575 shares, liquidation preference $17.20 per share, in 2012 and zero in 2011	2,796	-
Common stock, $.01 par value, authorized 100,000,000 shares in 2012 and 10,000,000 in 2011, issued and outstanding 7,424,572 shares in 2012 and 7,422,164 shares in 2011	75	75
Additional paid-in capital	12,300	12,299
Retained (deficit) earnings	(12,556)	8,721
Accumulated other comprehensive income	180	20

Total stockholders’ equity	14,151	32,315

Total liabilities and stockholders’ equity	$36,231	$53,156

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Income:
Interest income on notes receivable from subsidiaries	$173	$587
Rental income from subsidiaries	-	94
Equity in undistributed loss of subsidiaries	(19,665)	(4,550)
Loss on investments	-	(50)
Other income	(17)	30
Total income	(19,509)	(3,889)

Operating expenses:
Compensation and benefits	20	21
Interest expense on junior subordinated debentures	452	833
Interest expense on loans payable to subsidiaries	-	7
Forgiveness of loan payable to subsidiary	314	-
Other	38	9
Total operating expenses	824	870

Net loss before income taxes	(20,333)	(4,759)

Income tax benefit	-	54

Net loss	(20,333)	(4,705)
Preferred stock dividends and discount accretion	(945)	(725)
Net loss available to common stockholders	$(21,278)	$(5,430)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,333)	$(4,705)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in undistributed loss of subsidiaries	19,665	4,550
Restricted stock awards	1	1
Loss on investments	-	50
Forgiveness of loan payable to subsidiary	314	-
Net change in other assets and other liabilities	613	102
Net cash flows provided (used) by operating activities	260	(2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of premises and equipment to bank subsidiary	-	398
Investment in subsidiary	(2,795)	(13)
Net cash (used) provided by investing activities	(2,795)	385

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	21
Proceeds from issuance of preferred stock	2,796	-
Repayment of loan from bank subsidiary	-	(200)
Net cash provided (used) by financing activities	2,796	(179)

NET INCREASE IN CASH	261	204
CASH AT BEGINNING OF PERIOD	511	307
CASH AT END OF PERIOD	$772	$511

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on the Company’s material weakness in internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2012. The Company’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of the external audit, it was discovered that certain adjustments to the allowance for loan losses and other real estate owned were required.  Management is in the process of evaluating the internal controls involved with these adjustments and taking appropriate steps to remediate the internal controls.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

Fourth Quarter 2012 Changes in Internal Control over Financial Reporting

No change occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Other Executive Officers

Following are the name, age (as of December 31, 2012), and principal position of executive officers of the Company and the Bank who are not directors.

Name	Age	Title

Brian J. Hale	53	Executive Vice President/Chief Operating Officer
Sandra D. Feltman	63	Senior Vice President/Director of Lending
Thomas J. Ahearn	52	Senior Vice President/Chief Credit Officer
R. Lee Whitehead	35	Vice President/Chief Financial Officer

Brian J. Hale is Executive Vice President/Chief Operating Officer of the Bank. Before joining the Bank, Mr. Hale was employed at County Banking and Trust Company, Elkton, Maryland for 17 years in various capacities, finally as Assistant Vice President in charge of loan operations. Since joining the Bank in 1995, Mr. Hale’s responsibilities as Chief Operating Officer include the administration of all human resource, lending, savings, and operational activities of the Bank. Mr. Hale is a past Director of the United Way of Cecil County. Mr. Hale resides in North East, Maryland.

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

Thomas J. Ahearn is Senior Vice President/Chief Credit Officer of the Bank.  Prior to joining Cecil Bank during 2012, he spent fifteen years at SunTrust in various departments and capacities and moved into the community bank setting thereafter where he held positions as Senior Vice President/Senior Lending Officer at The Harbor Bank of Maryland, Colombo Bank, and Chesapeake Bank of Maryland.  Mr. Ahearn has over 28 years of commercial banking experience with an emphasis in commercial real estate.  Mr. Ahearn’s responsibilities as Chief Credit Officer include development and management of the Bank’s overall credit strategy and credit risk objectives while overseeing Credit Administration, Credit Operations, Underwriting, and he directs overall loan portfolio lending activities.  Mr. Ahearn graduated from the University of Maryland, College Park with a Bachelor of Science in Finance.  Mr. Ahearn has participated in numerous RMA, AIB and ABA lending, credit and management-related courses during his banking career.

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

The following financial statements are filed in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements.

(2)           Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description	Incorporated by Reference to:
3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Incorporated by Reference to:
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Current Report on Form 8-K filed November 18, 2011
3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.
3.4	Articles Supplementary for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 3.1 to Current Report on Form 8-K filed April 2, 2012.
4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)
4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.
4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.
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

Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.
4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.
4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.

Exhibit No.	Description	Incorporated by Reference to:
Wilmington Trust Company, as Guarantee Trustee.
4.10	Form of Certificate for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 4.1 to Current Report on Form 8-K filed April 2, 2012.
10.1*	Cecil Federal Savings Bank Retirement Plan for Non-Employee Directors	Exhibit 10.4 to Annual Report on Form 10-KSB for the year ended December 31, 1994, SEC File No. 0-24926.
10.2*
Cecil Federal Bank Supplemental Executive Retirement Plan covering Mary B. Halsey, President and Chief Executive Officer; and Brian J. Hale, Executive Vice President and Chief Operating Officer and related agreements with such officers

Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004
10.3
Letter Agreement, dated December 23, 2008, between Cecil Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant

Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008.
10.4*	Form of Waiver, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008.
10.5*	Form of Letter Agreement, executed by Ms. Halsey and each of Messrs. Sposato, Hale and Whitehead	Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008.
10.6*	Incentive Compensation Plan	Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 0-24926.
10.7*	Cecil Bancorp, Inc. 2009 Equity Incentive Plan	Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-159419).
10.8	Written Agreement, effective June 29, 2010, by and among Cecil Bancorp, Inc., Cecil Bank, the Federal Reserve Bank of Richmond, and the Maryland Commissioner of Financial Regulation	Exhibit 10.1 to Current Report on Form 8-K filed July 2, 2010
21	Subsidiaries
23	Consent of Stegman & Company
31	Rule 13a-14(a)/15d-14(a) Certifications
32	18 U.S.C. Section 1350 Certifications
99	EESA § 111(b)(4) Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit No.	Description	Incorporated by Reference to:
101	Interactive Data Files
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

CECIL BANCORP, INC.
Dated: March 8, 2013	By:	/s/Mary B. Halsey
Mary B. Halsey President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Mary B. Halsey	Date:	March 8, 2013
Mary B. Halsey President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/Robert Lee Whitehead	Date:	March 8, 2013
Robert Lee Whitehead Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/William H. Cole, IV	Date:	March 8, 2013
William H. Cole, IV Chairman of the Board and Director

By:	/s/Matthew G. Bathon	Date:	March 8, 2013
Matthew G. Bathon Director

By:	/s/Arthur S. Hock	Date:	March 8, 2013
Arthur S. Hock Director

By:	/s/Mark W. Saunders	Date:	March 8, 2013
Mark W. Saunders Vice Chairman of the Board and Director

By:	/s/Thomas L. Vaughan, Sr.	Date:	March 8, 2013
Thomas L. Vaughan, Sr. Director