Form 10-Q
period 2013-03-31
CECIL BANCORP INC
filed 2013-05-15
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number   0-24926

CECIL BANCORP, INC.
(Name of registrant as specified in its charter)

Maryland	52-1883546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

127 North Street, P.O. Box 568 Elkton, Maryland	21921
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (410) 398-1650

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
Large Accelerated Filer [  ]      Accelerated Filer [  ]      Non-Accelerated Filer [  ]    Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] YES                      [ x ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At April 30, 2013, there were 7,425,869 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
March 31, 2013 and December 31, 2012	3

Consolidated Statements of Operations and Comprehensive Loss
for the Three Months Ended March 31, 2013 and 2012	4-5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2013 and 2012	6

Notes to Consolidated Financial Statements	7-24

ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	25-33

ITEM 3. Qantitative and Qualitative Disclosures About Market Risk	34

ITEM 4. Controls and Procedures	34

PART II. OTHER INFORMATION	34-36

SIGNATURES	37

CERTIFICATIONS	38-43

PART I.                 Financial Information
ITEM 1.                 Financial Statements
CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$1,455	$2,012
Interest bearing deposits with banks	46,477	39,188
Federal funds sold	299	606
Cash and cash equivalents	48,231	41,806
Investment securities:
Securities available-for-sale at fair value	36,022	33,504
Securities held-to-maturity (fair value of $3,246
in 2013 and $3,927 in 2012)	3,213	3,887
Restricted investment securities – at cost	3,977	4,204
Loans held for sale	39,086	-
Loans receivable	258,626	306,751
Less: Allowance for loan losses	(9,040)	(10,297)
Net loans receivable	249,586	296,454
Other real estate owned	30,098	33,871
Premises and equipment, net	8,612	9,679
Premises and equipment held for sale, net	986	-
Accrued interest receivable	1,394	1,323
Mortgage servicing rights	426	441
Bank owned life insurance	8,505	8,465
Income taxes receivable	3,770	3,770
Other assets	1,773	2,417
TOTAL ASSETS	$435,679	$439,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$296,376	$341,219
Deposits held for sale	41,760	-
Other liabilities	14,354	12,863
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	53,500	53,500
Other borrowed funds	-	1,088
Total liabilities	422,990	425,670
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares
Series A issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2013 and 2012	11,398	11,356
Series B issued and outstanding 164,450 shares, liquidation
preference $17.20 per share, in 2013 and 164,575 in 2012	2,794	2,796
Common stock, $.01 par value; authorized 100,000,000
shares, issued and outstanding 7,425,869 shares in
2013 and 7,424,572 in 2012	75	75
Additional paid in capital	12,302	12,300
Accumulated deficit	(13,547)	(12,556)
Accumulated other comprehensive (loss) income	(333)	180
Total stockholders’ equity	12,689	14,151
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$435,679	$439,821

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(dollars in thousands, except per share data)

	2013	2012

INTEREST INCOME:
Interest and fees on loans	$4,174	$4,339
Interest on investment securities	125	100
Dividends on FHLB and FRB stock	34	21
Other interest-earning assets	23	14

Total interest income	4,356	4,474

INTEREST EXPENSE:
Interest expense on deposits	844	969
Interest expense on junior subordinated debentures	88	162
Interest expense on advances from FHLB	482	613
Interest expense on other borrowed funds	-	15

Total interest expense	1,414	1,759

NET INTEREST INCOME	2,942	2,715

PROVISION FOR LOAN LOSSES	700	2,950

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	2,242	(235)

NONINTEREST INCOME:
Deposit account fees	123	115
ATM fees	108	115
Gain on sale of loans	38	1,056
Loss on sale of other real estate owned	(30)	(210)
Gain on sale of investments	375	-
Income from bank owned life insurance	40	44
Othr	38	93

Total noninterest income	692	1,213

NONINTEREST EXPENSE:
Salaries and employee benefits	1,432	1,325
Occupancy expense	251	183
Equipment and data processing expense	339	322
FDIC deposit insurance premium	236	287
Other real estate owned expense and valuation adjustments	530	435
Professional fees	347	510
Loan collection expense	204	86
Other	365	349

Total noninterest expense	3,704	3,497

NET LOSS BEFORE INCOME TAXES	(770)	(2,519)
INCOME TAX BENEFIT	-	(1,004)
NET LOSS (CARRIED FORWARD)	$(770)	$(1,515)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(dollars in thousands, except per share data)

	2013	2012

NET LOSS (BROUGHT FORWARD)	$(770)	$(1,515)

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on
investment securities,
net of taxes of $0 and $3	(513)	5

TOTAL COMPREHENSIVE LOSS	$(1,283)	$(1,510)

NET LOSS	$(770)	$(1,515)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	(221)	(184)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(991)	$(1,699)

Loss per common share - basic	$(0.13)	$(0.23)

Loss per common share - diluted	$(0.13)	$(0.23)

Dividends declared per common share	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(dollars in thousands)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(770)	$(1,515)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	311	340
Provision for loan losses	700	2,950
Gain on sale of loans	(38)	(1,056)
Loss on sale of other real estate owned	30	210
Gain on sale of investments	(375)	-
Loss on premises and equipment	-	6
Gain on assets held for sale	-	(18)
Increase in cash surrender value of bank owned life insurance	(40)	(44)
Other real estate owned valuation	218	259
Excess servicing rights	(18)	(30)
Origination of loans held for sale	(1,626)	(14,135)
Proceeds from sales of loans held for sale	1,648	15,163
Net change in:
Accrued interest receivable and other assets	656	(825)
Other liabilities	270	429
Net cash provided by operating activities	966	1,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(10,015)	(6,780)
Purchases of investment securities held-to-maturity	(250)	(250)
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	8,257	3,506
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	907	2,502
Net redemption (purchase) of restricted investment securities	226	(1)
Net decrease (increase) in loans	6,694	(11,778)
Proceeds from sale of other real estate owned	3,828	567
Proceeds from sale of premises and equipment	9	25
Purchases of premises and equipment	(45)	(79)
Proceeds from sale of assets held for sale	-	5,911
Net cash provided by (used in) investing activities	9,611	(6,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,083)	11,055
Net decrease in other borrowed funds	(1,069)	-
Proceeds from issuance of preferred stock	-	2,411
Net cash (used in) provided by financing activities	(4,152)	13,466

INCREASE IN CASH AND CASH EQUIVALENTS	6,425	8,823
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,806	34,411
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,231	$43,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$1,328	$1,578
Transfer from loans to other real estate owned	$404	$1,860
Transfer from loans to loans held for sale	$39,086	$-

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

1.       GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013 and the results of its operations and comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012.  These statements are condensed, and therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

4.       BRANCH SALE

On March 28, 2013, the Bank entered into a definitive agreement to sell its Aberdeen, Maryland branch office to Howard Bank (“Howard”), Ellicott City, Maryland.  As part of the transaction, subject to regulatory approval and customary closing conditions, Howard will acquire approximately $40.0 million in loans from Cecil Bank at their unpaid principal balance.  At March 31, 2013, the pool of loans selected for sale had an unpaid principal balance of approximately $39.1 million.  Under the agreement, Howard will pay a 5.0% premium on the balance of non-interest bearing deposits and 4.0% on all other transaction accounts assumed.  Certificates of deposit will be assumed at the current balance on the closing date, with no premium or discount applied.  At March 31, 2013, the deposits at the Aberdeen branch office totaled approximately $41.8 million.  Howard will also purchase the branch premises and selected equipment at their book value, which totaled approximately $986,000 at March 31, 2013.  The assets and liabilities held for sale are carried at the lower of cost or market on the consolidated balance sheet.  The agreement requires a minimum of $38.0 million in loans and $37.9 million in deposits at closing.

The following table shows the composition of the loans (in thousands) contemplated to be sold as part of the agreement.  These loans are classified as loans held for sale on the consolidated balance sheet.

March 31, 2013
Real estate loans:
Construction and land development	$1,231
1-4 family residential and home equity	5,424
Multi-family residential	637
Commercial	30,263
Total real estate loans	37,555
Commercial business loans	1,531
Total loans held for sale	$39,086

The following table shows the composition of the premises and equipment (in thousands) contemplated to be sold as part of the agreement.  These balances are classified as premises and equipment held for sale on the consolidated balance sheet.

March 31, 2013
Land	$190
Building and improvements	943
Furniture, fixtures and equipment	101
1,234
Less: accumulated depreciation	248
Total premises and equipment held for sale	$986

The following table shows the composition of the deposits (in thousands) contemplated to be sold as part of the agreement.  These deposits are classified as deposits held for sale on the consolidated balance sheet.

March 31, 2013
Regular checking	$1,605
NOW accounts	1,916
Passbook savings	3
Statement savings	183
Money market	2,480
Holiday club	1
Certificates of deposit	28,704
IRA certificates of deposit	4,635
Money market certificates	2,233
Total deposits held for sale	$41,760

5.       RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

The objective of this ASU, issued in February 2013, is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassifies and, in some cases, to provide cross references to related footnote disclosures.  The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed.  The amendments were applied prospectively and were effective for public entities in both interim and annual reporting periods beginning after December 15, 2012.

6.       EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the quarter.  Diluted earnings per share are computed by adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the treasury stock method.   For the three months ended March 31, 2013 and 2012, all outstanding options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  The calculation of net loss per common share for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
BASIC AND DILUTED:
Net loss	$(770,000)	$(1,515,000)
Preferred stock dividends and discount accretion	(221,000)	(184,000)
Net loss available to common stockholders	$(991,000)	$(1,699,000)

Average common shares outstanding	7,425,855	7,422,164
Basic and diluted net loss per share	$(0.13)	$(0.23)

7.       ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

In November 2009, the Company approved the granting of 120,250 restricted stock awards with a fair market value of $2.00 per share.  The awards vest over a period of five years, with 2,408 shares vesting in November 2013 and 2,412 shares vesting in November 2014.  The vesting of the remaining 103,686 shares is restricted due to the Company’s participation in the Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program.  A summary of the Company’s activity and related information for the periods indicated is as follows:

	Three Months Ended		Year Ended
	March 31, 2013		December 31, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of year	108,506	$2.00	111,694	$2.00
Forfeited	—	—	(780)	2.00
Awarded	—	—	—	—
Released	—	—	(2,408)	2.00

Unvested at end of period	108,506	$2.00	108,506	$2.00

8.       ASSETS MEASURED AT FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at March 31, 2013 and December 31, 2012 of each major category of assets measured on a recurring basis at fair value on the consolidated balance sheets, which consists of investment securities available-for-sale and loans held for sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Loans held for sale	$39,086	$39,086	$—	$—
Investment securities available-for-sale
Mutual funds – mortgage securities	$705	$705	$—	$—
Mutual funds – U.S. Government
securities	672	672	—	—
SBA securitized loan pools	4,161	—	4,161	—
Other debt securities	696	—	696	—
Residential mortgage-backed securities	29,788	—	29,788	—
Total investment securities available-for-sale	$36,022	$1,377	$34,645	$—

December 31, 2012
Investment securities available-for-sale
Mutual funds – mortgage securities	$709	$709	$—	$—
Mutual funds – U.S. Government
securities	673	673	—	—
Equity securities	482	482	—	—
SBA securitized loan pools	3,658	—	3,658	—
Other debt securities	732	—	732	—
Residential mortgage-backed securities	27,250	—	27,250	—
Total investment securities available-for-sale	$33,504	$1,864	$31,640	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, net of estimated selling costs, as determined by a third party appraiser.  During the three months ended March 31, 2013 and year ended December 31, 2012, there were no transfers between levels.

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2013
Other real estate owned:
Construction & Land Development	$19,455	$0	$0	$19,455
1-4 Family Residential	3,382	0	0	3,382
Commercial Real Estate	7,261	0	0	7,261
Total	$30,098	$0	$0	$30,098

Impaired loans:
Construction & Land Development	$20,175	$0	$0	$20,175
1-4 Family Residential	13,707	0	0	13,707
Commercial Real Estate	22,584	0	0	22,584
Commercial Business	91	0	0	91
Total	$56,557	$0	$0	$56,557

December 31, 2012
Other real estate owned:
Construction & Land Development	$19,915	$0	$0	$19,915
1-4 Family Residential	6,070	0	0	6,070
Commercial Real Estate	7,886	0	0	7,886
Total	$33,871	$0	$0	$33,871

Impaired loans:
Construction & Land Development	$19,674	$0	$0	$19,674
1-4 Family Residential	14,386	0	0	14,386
Commercial Real Estate	18,139	0	0	18,139
Commercial Business	6	0	0	6
Total	$52,205	$0	$0	$52,205

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans held for sale – The unpaid principal balance of loans held for sale approximates fair value, as Howard Bank has agreed to purchase the loans at par.

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

The estimated fair values of financial instruments (in thousands) at March 31, 2013 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$36,022	$36,022	$1,377	$34,645	$—
Held-to-maturity	3,213	3,246	—	3,246	—
Loans held for sale	39,086	39,086	39,086	—	—
Loans receivable	258,626	294,934	—	—	294,934
Restricted investment securities	3,977	3,977	—	3,977	—
Financial liabilities:
Deposits	338,136	317,706	—	—	317,706
Junior subordinated debentures	17,000	17,000	—	17,000	—
Advances from FHLB	53,500	53,552	—	53,552	—

The estimated fair values of financial instruments (in thousands) at December 31, 2012 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$33,504	$33,504	$1,864	$31,640	$—
Held-to-maturity	3,887	3,927	—	3,927	—
Loans receivable	306,751	337,044	—	—	337,044
Restricted investment securities	4,204	4,204	—	4,204	—
Financial liabilities:
Deposits	341,219	325,272	—	—	325,272
Junior subordinated debentures	17,000	17,000	—	17,000	—
Advances from FHLB	53,500	53,558	—	53,558	—
Other borrowed funds	1,088	1,088	—	1,088	—

10.       INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at March 31, 2013 and December 31, 2012 are summarized in the following table (in thousands).

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Gains	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$—	$42	$705
Mutual funds - U.S. Government securities	686	—	14	672
SBA securitized loan pools	4,165	11	15	4,161
Other debt securities	695	1	—	696
Residential mortgage-backed securities	29,945	67	224	29,788
	$36,238	$79	$295	$36,022

Held-to-Maturity:
SBA securitized loan pools	$1,219	$—	$13	$1,206
Other debt securities	500	7	—	507
Residential mortgage-backed securities	1,244	40	1	1,283
U. S. Treasury securities and obligations	250	—	—	250
	$3,213	$47	$14	$3,246

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
Mutual funds - mortgage securities	$747	$2	$40	$709
Mutual funds - U.S. Government securities	686	—	13	673
Equity securities	226	256	—	482
SBA securitized loan pools	3,658	10	10	3,658
Other debt securities	732	—	—	732
Residential mortgage-backed securities	27,159	192	101	27,250
	$33,208	$460	$164	$33,504

Held-to-Maturity:
SBA securitized loan pools	$1,389	$—	17	$1,372
Other debt securities	500	9	—	509
Residential mortgage-backed securities	1,748	51	3	1,796
U. S. Treasury securities and obligations	250	—	—	250
	$3,887	$60	$20	$3,927

As of March 31, 2013, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$134	$42	$134	$42
Mutual funds – US Govt securities	—	—	672	14	672	14
SBA securitized loan pools	862	4	452	11	1,314	15
Residential mortgage-backed securities	20,227	222	45	2	20,272	224
Held-to-Maturity:
SBA securitized loan pools	249	2	917	11	1,166	13
Residential mortgage-backed securities	—	—	173	1	173	1
	$21,338	$228	$2,393	$81	$23,731	$309

As of December 31, 2012, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$136	$40	$136	$40
Mutual funds – US Govt securities	—	—	673	13	673	13
SBA securitized loan pools	—	—	480	10	480	10
Residential mortgage-backed securities	13,554	98	95	3	13,649	101
Held-to-Maturity:
SBA securitized loan pools	275	2	1,017	15	1,292	17
Residential mortgage-backed securities	—	—	270	3	270	3
	$13,829	$100	$2,671	$84	$16,500	$184

Management has the intent to hold the securities classified as held-to-maturity in the table above until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of March 31, 2013 and December 31, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  Management does not believe that any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2013 and December 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

11.       LOANS AND ALLOWANCE FOR LOAN LOSSES

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

On an ongoing basis, the Bank assigns a grade to each of its loans.  The internal grades are pass, special mention, substandard, doubtful, and loss.  Loans graded pass are loans where the borrower exhibits a strong balance sheet position and good earnings and cash flow history.  Loans graded special mention show potential weaknesses that deserve the Bank’s close attention.  If these potential weaknesses are not corrected, they may result in deterioration of the repayment prospects for the loan in the Bank’s credit position at some future date.  Substandard loans are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Substandard loans have a well-defined weakness that could jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the weaknesses are not corrected.  Loans graded doubtful have all the weaknesses inherent in substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly improbable.  Assets graded loss are considered uncollectible and of such little value that their continuance as an asset is not warranted.  The classification does not mean the loan has absolutely no recovery value, but that it is not practical to defer charging off the loan even though partial recovery may be effected in the future.

The following table shows the composition of the loan portfolio held for investment (in thousands) at March 31, 2013 and December 31, 2012.

	2013	2012
Real estate loans:
Construction and land development	$53,007	$57,731
1-4 family residential and home equity	82,960	90,406
Multi-family residential	4,676	5,306
Commercial	110,363	143,263
Total real estate loans	251,006	296,706
Commercial business loans	5,797	7,879
Consumer loans	1,823	2,166
Gross loans	258,626	306,751
Less allowance for loan losses	(9,040)	(10,297)
Net loans	$249,586	$296,454

In accordance with the standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of March 31, 2013 and December 31, 2012.

Credit Quality Indicators
As of March 31, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$14,280	$66,929	$4,676	$88,545	$5,626	$1,818	$181,874
Special mention	17,763	3,322	-	15,344	65	5	36,499
Substandard	20,964	12,709	-	6,474	106	-	40,253
Total	$53,007	$82,960	$4,676	$110,363	$5,797	$1,823	$258,626

Credit risk profile based on payment activity:

Current	$40,917	$72,582	$4,676	$105,220	$5,797	$1,823	$231,015
Past Due	12,090	10,378	-	5,143	-	-	27,611
Total	$53,007	$82,960	$4,676	$110,363	$5,797	$1,823	$258,626

Credit Quality Indicators
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$17,592	$75,875	$5,306	$117,948	$4,449	$2,161	$223,331
Special mention	18,614	874	-	18,742	2,827	5	41,062
Substandard	21,525	13,657	-	6,573	603	-	42,358
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Credit risk profile based on payment activity:

Current	$46,197	$79,426	$5,306	$137,831	$7,395	$2,166	$278,321
Past Due	11,534	10,980	-	5,432	484	-	28,430
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Age Analysis of Past Due Loans Receivable
As of March 31, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$48	$3,991	$-	$2,307	$-	$-	$6,346
60-89 Days Past Due	252	89	-	-	-	-	341
Greater Than 90 Days Past Due	11,790	6,298	-	2,836	-	-	20,924
Total Past Due	12,090	10,378	-	5,143	-	-	27,611
Current	40,917	72,582	4,676	105,220	5,797	1,823	231,015
Total Loans Receivable	$53,007	$82,960	$4,676	$110,363	$5,797	$1,823	$258,626

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$-	$2,374	$-	$2,031	$-	$-	$4,405
60-89 Days Past Due	-	1,629	-	1,962	484	-	4,075
Greater Than 90 Days Past Due	11,534	6,997	-	1,439	-	-	19,950
Total Past Due	11,534	10,980	-	5,432	484	-	28,430
Current	46,197	79,426	5,306	137,831	7,395	2,166	278,321
Total Loans Receivable	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

 Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Three Months Ended March 31, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$5,624	$2,378	$32	$1,014	$582	$13	$654	$10,297
Charge-offs	(348)	(868)	-	(371)	(494)	(6)	-	(2,087)
Recoveries	-	102	-	25	-	3	-	130
Provision	(121)	587	(3)	-	277	32	(72)	700
Ending balance	$5,155	$2,199	$29	$668	$365	$42	$582	$9,040

Ending balance individually evaluated for impairment	$2,177	$1,170	$-	$86	$-	$11	$-	$3,444

Ending balance collectively evaluated for impairment	$2,978	$1,029	$29	$582	$365	$31	$582	$5,596

Loans receivable:

Ending balance	$53,007	$82,960	$4,676	$110,363	$5,797	$1,823	$-	$258,626

Ending balance individually evaluated for impairment	$22,352	$14,877	$-	$22,670	$91	$11	$-	$60,001

Ending balance collectively evaluated for impairment	$30,655	$68,083	$4,676	$87,693	$5,706	$1,812	$-	$198,625

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Three Months Ended March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412
Charge-offs	(953)	(714)	-	(489)	(144)	(2)	-	(2,302)
Recoveries	-	5	-	62	3	3	-	73
Provision	593	1,302	(1)	686	494	(6)	(118)	2,950
Ending balance	$3,874	$2,916	$13	$4,502	$989	$164	$675	$13,133

Ending balance individually evaluated for impairment	$1,213	$1,936	$-	$620	$284	$158	$-	$4,211

Ending balance collectively evaluated for impairment	$2,661	$980	$13	$3,882	$705	$6	$675	$8,922

Loans receivable:

Ending balance	$71,164	$103,150	$4,365	$147,783	$8,700	$2,816	$-	$337,978

Ending balance individually evaluated for impairment	$25,126	$12,078	$-	$15,310	$541	$163	$-	$53,218

Ending balance collectively evaluated for impairment	$46,038	$91,072	$4,365	$132,473	$8,159	$2,653	$-	$284,760

Loans Receivable on Nonaccrual Status
As of March 31, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$15,802	$12,386	$-	$3,248	$5	$-	$31,441

Loans Receivable on Nonaccrual Status
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$17,645	$12,984	$-	$3,418	$5	$490	$34,537

Troubled Debt Restructurings
For the Three Months Ended March 31, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	2	-	-	-	-	2

Pre-Modification Principal Balance	$-	$506	$-	$-	$-	$-	$506

Post-Modification Principal Balance	$-	$426	$-	$-	$-	$-	$426

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	-	-	-	-	-	-

Current Principal Balance	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings
For the Three Months Ended March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	1	5	-	3	-	-	9

Pre-Modification Principal Balance	$267	$1,629	$-	$1,457	$-	$-	$3,353

Post-Modification Principal Balance	$267	$1,588	$-	$1,455	$-	$-	$3,310

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	1	2	-	2	-	-	5

Current Principal Balance	$1,814	$1,012	$-	$2,864	$-	$-	$5,690

Impaired Loans
As of and For the Three Months Ended March 31, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$12,217	$3,655	$-	$1,823	$-	$11	$17,706

Related Allowance for Loan Losses	$2,177	$1,170	$-	$86	$-	$11	$3,444

Average Recorded Investment	$9,600	$4,830	$-	$1,652	$258	$11	$16,351

Interest Income Recognized	$41	$24	$-	$-	$5	$-	$70

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$10,135	$11,222	$-	$20,847	$91	$-	$42,295

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$13,016	$10,526	$-	$21,109	$98	$-	$44,749

Interest Income Recognized	$62	$113	$-	$248	$2	$-	$425

Totals:

Unpaid Principal Balance	$22,352	$14,877	$-	$22,670	$91	$11	$60,001

Related Allowance for Loan Losses	$2,177	$1,170	$-	$86	$-	$11	$3,444

Average Recorded Investment	$22,616	$15,356	$-	$22,761	$356	$11	$61,100

Interest Income Recognized	$103	$137	$-	$248	$7	$-	$495

Impaired Loans
As of and For the Year Ended December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$7,337	$6,005	$-	$1,480	$484	$11	$15,317

Related Allowance for Loan Losses	$2,071	$1,375	$-	$347	$484	$11	$4,288

Average Recorded Investment	$6,557	$4,782	$-	$1,163	$242	$5	$12,749

Interest Income Recognized	$169	$213	$-	$35	$15	$3	$435

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$15,542	$9,830	$-	$21,371	$104	$-	$46,847

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$16,041	$10,607	$143	$21,895	$333	$81	$49,100

Interest Income Recognized	$603	$354	$-	$875	$-	$-	$1,832

Totals:

Unpaid Principal Balance	$22,879	$15,835	$-	$22,851	$588	$11	$62,164

Related Allowance for Loan Losses	$2,071	$1,375	$-	$347	$484	$11	$4,288

Average Recorded Investment	$22,598	$15,389	$143	$23,058	$575	$86	$61,849

Interest Income Recognized	$772	$567	$-	$910	$15	$3	$2,267

Impaired Loans
As of and For the Three Months Ended March 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$3,784	$2,571	$-	$1,187	$517	$158	$8,217

Related Allowance for Loan Losses	$603	$591	$-	$591	$284	$158	$2,227

Average Recorded Investment	$1,261	$214	$-	$297	$258	$158	$2,188

Interest Income Recognized	$-	$20	$-	$6	$5	$-	$31

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$16,506	$10,893	$-	$22,355	$-	$5	$49,759

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$1,032	$214	$-	$1,597	$-	$5	$2,848

Interest Income Recognized	$1,220	$117	$-	$289	$-	$-	$1,626

Totals:

Unpaid Principal Balance	$20,290	$13,464	$-	$23,542	$517	$163	$57,976

Related Allowance for Loan Losses	$603	$591	$-	$591	$284	$158	$2,227

Average Recorded Investment	$2,293	$428	$-	$1,894	$258	$163	$5,036

Interest Income Recognized	$1,220	$137	$-	$295	$5	$-	$1,657

12.             ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands), consisting solely of unrealized gains and losses on available-for-sale securities, net of tax, for the three months ended March 31, 2013:

Balance at January 1, 2013	$180
Amounts reclassified to gain on sale of investments	(375)
Other comprehensive loss	(138)
Balance at March 31, 2013	$(333)

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

On March 28, 2013, the Bank entered into a definitive agreement to sell its Aberdeen, Maryland branch office to Howard Bank, Ellicott City, Maryland subject to regulatory approval and customary closing conditions.  As part of the transaction, Howard Bank will acquire approximately $40.0 million in loans from Cecil Bank at their face amount.  Under the agreement, Howard Bank will pay a 5.0% premium on the balance of noninterest-bearing deposits and 4.0% on all other transaction accounts assumed.  At March 31, 2013, the deposits at the Aberdeen branch office totaled approximately $41.8 million.  Howard Bank will also purchase the branch premises and selected furniture, fixtures, and equipment at their book value, which totaled approximately $986,000 at March 31, 2013.  The agreement requires a minimum of $38.0 million in loans and $37.9 million in deposits at closing.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

The Company’s assets decreased by $4.1 million, or 0.9%, to $435.7 million at March 31, 2013 from $439.8 million at December 31, 2012, primarily as a result of decreases in loans receivable and other real estate owned.  The funds received from the paydown of loans and the sale of other real estate owned enabled us to increase our cash and cash equivalents, invest in investment securities, not renew higher cost certificates of deposits, and pay off other borrowed funds.

Cash and cash equivalents increased by $6.4 million, or 15.4%, to $48.2 million at March 31, 2013 from $41.8 million at December 31, 2012 due to the paydown of loans and the sale of other real estate owned, partially offset by the purchase of investment securities and the decline in deposits and other borrowed funds.  Investment securities available-for-sale increased by $2.5 million, or 7.5%, to $36.0 million at March 31, 2013 from $33.5 million at December 31, 2012 primarily due to the investment of excess funds obtained during the quarter.  Investment securities held-to-maturity decreased by $674,000, or 17.3%, to $3.2 million at March 31, 2013 from $3.9 million at December 31, 2012 primarily due to proceeds from principal paydowns.

Loans held for sale increased by $39.1 million to $39.1 million at March 31, 2013 from zero at December 31, 2012 as a result of the agreement to sell the Aberdeen branch.  The gross loans receivable portfolio held for investment decreased by $48.1 million, or 15.7%, to $258.6 million at March 31, 2013 from $306.8 million at December 31, 2012, primarily as a result of the transfer of $39.1 million to the held for sale category as noted above.  In addition to this transfer, we recognized decreases in construction and land development loans (down $3.5 million, or 6.1%), one to four family residential and home equity loans (down $2.0 million, or 2.2%), commercial real estate loans (down $2.6 million, or 1.8%), and commercial business loans (down $551,000, or 7.0%), and consumer loans (down $343,000, or 15.8%).  The allowance for loan losses decreased by $1.3 million, or 12.2%, to $9.0 million at March 31, 2013 from $10.3 million at December 31, 2012 (see “analysis of allowance for loan losses” below).

Other real estate owned decreased by $3.8 million, or 11.1%, to $30.1 million at March 31, 2013 from $33.9 million at December 31, 2012 primarily due to the sale of properties with a carrying value of approximately $3.9 million.  Premises and equipment decreased by $1.1 million to $8.6 million at March 31, 2013 from $9.7 million at December 31, 2012 primarily as a result of the reclassification of $986,000 of premises and equipment as held for sale in connection with the agreement to sell the Aberdeen branch.  Other assets decreased by $644,000, or 26.6%, to $1.8 million at March 31, 2013 from $2.4 million at December 31, 2012 primarily due to the decline in prepaid expenses, as well as the valuation allowance placed on amounts due from loan customers for property tax and insurance payments made by the Bank.

The Company’s liabilities decreased by $2.7 million, or 0.6%, to $423.0 million at March 31, 2013 from $425.7 million at December 31, 2012.  Deposits held for sale increased by $41.8 million to $41.8 million at March 31, 2013 from zero at December 31, 2012 as a result of the agreement to sell the Aberdeen branch.  The decrease in deposits held in portfolio of $44.8 million, or 13.1%, to $296.4 million at March 31, 2013 from $341.2 million at December 31, 2012, was primarily due to the transfer of $41.8 million to the held for sale category as noted above.  In addition to this transfer, we recognized decreases in certificates of deposit (down $3.9 million, or 1.9%), money market accounts (down $674,000, or 3.7%), money market certificates (down $469,000, or 6.7%), and regular checking accounts (down $375,000, or 1.5%).  These decreases were partially offset by increases in statement savings accounts (up $1.7 million, or 15.1%) and NOW accounts (up $630,000, or 1.9%).  Other liabilities increased $1.5 million, or 11.6%, to $14.4 million at March 31, 2013 from $12.9 million at December 31, 2012 primarily due to a $1.0 million accrual for investments traded but not yet settled, as well as increases in accrued interest payable on junior subordinated debentures and preferred stock dividend payable.  Other borrowed funds declined by $1.1 million, or 100%, to zero at March 31, 2013 from $1.1 million at December 31, 2012.  This liability related to a first-out loan participation accounted for as a secured borrowing.  The loan was transferred to other real estate owned in the fourth quarter 2012, and the property was subsequently sold, at which time the participant was paid in full with the sales proceeds.

The Company’s stockholders’ equity decreased by $1.5 million, or 10.3%, to $12.7 million at March 31, 2013 from $14.2 million December 31, 2012.  This decrease is primarily the result of the net loss of $770,000, $513,000 in other comprehensive loss resulting from the change in fair value of investment securities available-for-sale, and $179,000 in preferred stock cash dividends accrued.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net loss for the three-month period ended March 31, 2013 was $770,000, a decrease of $845,000 from the net loss of $1.5 million for the same period in 2012. This decrease was primarily the result of a decrease in the provision for loan losses and an increase in net interest income, partially offset by a decrease in noninterest income and increases in noninterest expense and income tax expense.  Net loss available to common stockholders for the three months ended March 31, 2013 was $991,000 as compared to $1.7 million for the three months ended March 31, 2012.  Net loss available to common stockholders for the 2013 period reflects $221,000 in dividends and discount accretion on the Series A and Series B Preferred Stock compared to $184,000 in dividends and discount accretion on the Series A Preferred Stock during the 2012 period.  Basic and diluted loss per common share were both $0.13 for the three months ended March 31, 2013 as compared to basic and diluted loss per common share of $0.23 for the three-month period ended March 31, 2012.  The annualized return on average assets and annualized return on average equity were -0.70% and -21.84%, respectively, for the three-month period ended March 31, 2013.  This compares to an annualized return on average assets and annualized return on average equity of -1.30% and -18.84%, respectively, for the same period in 2012.

Net interest income, the Company’s primary source of income, increased 8.4%, or $227,000, to $2.9 million for the three months ended March 31, 2013, from $2.7 million over the same period in 2012.  The weighted average yield on interest earning assets decreased to 4.63% for the three months ended March 31, 2013 from 4.80% for the three months ended March 31, 2012.  The weighted average rate paid on interest bearing liabilities decreased to 1.38% for the three months ended March 31, 2013 from 1.66% for the three months ended March 31, 2012.  The net interest spread increased to 3.25% from 3.14% and the net interest margin increased to 3.13% from 2.91% for the three months ended March 31, 2013 and 2012.

Interest and fees on loans decreased by $165,000, or 3.8%, to $4.2 million for the three months ended March 31, 2013 from $4.3 million for the three months ended March 31, 2012.  The decrease is primarily attributable to a decrease in the average balance outstanding, partially offset by an increase in the weighted-average yield.  The average balance outstanding decreased by $27.9 million, or 8.7%, to $293.7 million for the three months ended March 31, 2013 from $321.6 million for the three months ended March 31, 2012.  The average balance outstanding includes loans classified as held for sale on the consolidated balance sheet.  The weighted-average yield increased to 5.68% for the three months ended March 31, 2013 from 5.40% for the three months ended March 31, 2012 due to a decline in nonaccrual loans.

Interest on investment securities increased $25,000, or 25.0%, to $125,000 for the three months ended March 31, 2013 from $100,000 for the three months ended March 31, 2012.  The average balance outstanding increased $3.9 million, or 11.6%, to $37.4 million for the three months ended March 31, 2013 from $33.5 million for the three months ended March 31, 2012.  The weighted-average yield increased to 1.34% for the three months ended March 31, 2013 from 1.20% for the three months ended March 31, 2012.

Interest on deposits decreased by $125,000, or 12.9%, to $844,000 for the three months ended March 31, 2013 from $969,000 for the three months ended March 31, 2012 due to decreases in the weighted-average rate and the average balance outstanding.  The weighted-average rate paid on deposits decreased to 0.99% for the three months ended March 31, 2013 from 1.13% for the three months ended March 31, 2012, reflecting lower market rates.  The average balance outstanding decreased $2.9 million, or 0.8%, to $339.0 million for the three months ended March 31, 2013 from $341.9 million for the same period in 2012.  The average balance outstanding includes deposits classified as held for sale on the consolidated balance sheet.

Interest on junior subordinated debentures decreased by $74,000, or 45.7%, to $88,000 for the three months ended March 31, 2013 from $162,000 for the three months ended March 31, 2012 due to a decline in the weighted-average rate.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR + 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR + 1.68%.  The weighted-average rate paid decreased to 2.08% for the three months ended March 31, 2013 from 3.81% for the three months ended March 31, 2012, while the average balance outstanding remained level at $17.0 million for both periods.

Interest on advances from the Federal Home Loan Bank of Atlanta decreased by $131,000, or 21.4%, to $482,000 for the three months ended March 31, 2013 from $613,000 for the three months ended March 31, 2012 due to declines in the average balance outstanding and the weighted-average rate.  The average balance outstanding decreased by $10.0 million, or 15.7%, to $53.5 million for the three months ended March 31, 2013 from $63.5 million for the same period in 2012.  The weighted-average rate paid decreased to 3.60% for the three months ended March 31, 2013 from 3.86% for the three months ended March 31, 2012.

The provision for loan losses decreased by $2.3 million to $700,000 for the three months ended March 31, 2013 from $3.0 million for the same period in 2012 (see “analysis of allowance for loan losses” below).

Noninterest income decreased 43.0%, or $521,000, to $692,000 for the three months ended March 31, 2013, from $1.2 million for the same period in 2012 primarily due to a decrease in gain on sale of loans, partially offset by an increase in the gain on sale of investments and a decrease in the loss on sale of other real estate owned.  Gain on sale of loans decreased by $1.0 million to $38,000 for the three months ended March 31, 2013 from $1.1 million for the same period in 2012 due to the Bank’s less active participation in the Small Business Administration (“SBA”) loan program, the guaranteed portion of which are sold in the secondary market.  The Bank did not sell any SBA loans during the first quarter 2013.  Loss on sale of other real estate owned decreased by $180,000, or 85.7%, to $30,000 for the three months ended March 31, 2013 from $210,000 for the three months ended March 31, 2012.  Gain on sale of investments increased by $375,000 to $375,000 for the three months ended March 31, 2013 from zero for the three months ended March 31, 2012.  During the first quarter 2013, the Bank sold 11 securities that were in an unrealized gain position and recorded the gains in income.  The proceeds from the sales were reinvested in securities with similar characteristics as those sold.  Other noninterest income declined by $55,000, or 59.1%, to $38,000 for the three months ended March 31, 2013 from $93,000 for the same period in 2012 primarily due to reductions in rental income from other real estate owned properties and income from our investment in Maryland Title Center, which was sold in the fourth quarter 2012.

Noninterest expense increased 5.9%, or $207,000, to $3.7 million for the three months ended March 31, 2013, from $3.5 million over the same period in 2012.  Salaries and employee benefits increased by $107,000, or 8.1%, to $1.4 million for the three months ended March 31, 2013 from $1.3 million for the same period in 2012 primarily due to an increase in payroll taxes associated with the supplemental executive retirement plan.  Occupancy expense increased by $68,000, or 37.2%, to $251,000 for the three months ended March 31, 2013 from $183,000 for the three months ended March 31, 2012 due to additional rent due upon renewal of the lease agreement for our Crossroads branch location.  Equipment and data processing expense increased by $17,000, or 5.3%, to $339,000 for the three months ended March 31, 2013 from $322,000 for the three months ended March 31, 2012 primarily due to an increase in data processing expense.  FDIC deposit insurance premiums decreased $51,000, or 17.8%, to $236,000 for the three months ended March 31, 2013 from $287,000 for the three months ended March 31, 2012 primarily due to a decline in the assessment base.  Other real estate owned expense and valuations increased by $95,000 to $530,000 for the quarter ended March 31, 2013 from $435,000 for the three months ended March 31, 2012 due to an increase in operating costs, primarily taxes and insurance, to maintain the properties.  Professional fees decreased by $163,000, or 32.0%, to $347,000 for the three months ended March 31, 2013 from $510,000 for the same period in 2012 primarily due to the settlement of a claim with a title insurance company, which agreed to pay the Bank $150,000 in legal fees previously incurred and paid by the Bank.  Loan collection expense increased $118,000, or 137.2%, to $204,000 for the three months ended March 31, 2013 from $86,000 during the three months ended March 31, 2012 primarily due to the valuation allowance placed on amounts due from loan customers for property tax and insurance payments made by the Bank.  Other expenses increased $16,000, or 4.6%, to $365,000 for the three months ended March 31, 2013 from $349,000 during the same period in 2012.

There was no income tax expense or benefit for the three-month period ended March 31, 2013 as compared to income tax benefit of $1.0 million for the first quarter of 2012, which equated to an effective tax rate of (39.9)%.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio in dollars (in thousands) and percentage at the indicated dates.

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction and land development	$53,007	20.49%	$57,731	18.82%
1-4 family residential and home equity	82,960	32.08	90,406	29.47
Multi-family residential	4,676	1.81	5,306	1.73
Commercial	110,363	42.67	143,263	46.70
Total real estate loans	251,006	97.05	296,706	96.72
Commercial business loans	5,797	2.24	7,879	2.57
Consumer loans	1,823	0.71	2,166	0.71
Gross loans	258,626	100.00%	306,751	100.00%
Less: allowance for loan losses	(9,040)		(10,297)
Net loans	$249,586		$296,454

The following table shows the composition of loans held for sale (in thousands).

March 31, 2013
Real estate loans:
Construction and land development	$1,231
1-4 family residential and home equity	5,424
Multi-family residential	637
Commercial	30,263
Total real estate loans	37,555
Commercial business loans	1,531
Total loans held for sale	$39,086

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

	March 31,	December 31,
Dollars in thousands)	2013	2012

Nonaccrual loans	$31,441	$34,537
Loans 90 days or more past due and still accruing	0	0
Restructured loans	28,560	25,581
Total nonperforming loans	60,001	60,118
Other real estate owned, net	30,098	33,871
Total nonperforming assets	$90,099	$93,989
Nonperforming loans to total loans	23.20%	19.60%
Nonperforming assets to total assets	20.68	21.37
Allowance for loan losses to non-performing loans	15.07	17.13

Although the dollar volume of nonperforming loans declined, nonperforming loans as a percentage of total loans increased due to the reclassification of $39.0 million of loans as held for sale in connection with the agreement to sell the Aberdeen branch.

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

Management determined that the appropriate allowance for loan losses at March 31, 2013 was $9.0 million, (3.50% of total loans), a decrease of $1.3 million from the $10.3 million allowance (3.36% of total loans) at December 31, 2012.  Annualized net charge-offs for the first three months of 2013 were 2.67% of average loans, while net charge-offs were 3.07% of average loans for the year 2012.  The provision for loan losses required for the first three months of 2013 and 2012 was $700,000 and $3.0 million, respectively.

A summary of activity in the allowance is shown below.

	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2013	December 31, 2012

Balance of allowance, beginning of period	$10,297	$12,412
Loan charge-offs:
Construction and land development	(348)	(7,198)
1-4 family residential	(868)	(1,906)
Multi-family residential	-	-
Commercial real estate	(371)	(1,056)
Commercial business loans	(494)	(202)
Consumer	(6)	(209)
Total charge-offs	(2,087)	(10,571)
Loan recoveries:
Construction and land development	-	20
1-4 family residential	102	26
Multi-family residential	-	-
Commercial real estate	25	768
Commercial business loans	-	121
Consumer	3	7
Total recoveries	130	942
Net charge-offs	(1,957)	(9,629)
Provision for loan losses	700	7,514
Balance of allowance, end of period	$9,040	$10,297

Net charge-offs to average loans	2.67%	3.07%
Allowance to total loans	3.50	3.36
Allowance to non-performing loans	15.07	17.13

Analysis of Deposits

The following table sets forth the dollar amount (in thousands) and percentage of deposits held in portfolio in the various types of accounts offered by the Bank at the dates indicated.

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent

Regular checking	$22,854	7.71%	$24,834	7.28%
NOW accounts	31,324	10.57	32,610	9.56
Passbook savings	10,532	3.55	10,648	3.12
Statement savings	12,485	4.21	11,005	3.23
Money market	14,979	5.05	18,133	5.31
Holiday club	135	0.05	70	0.02
Certificates of deposit	178,232	60.14	210,846	61.79
IRA certificates of deposit	21,543	7.27	26,079	7.64
Money market certificates	4,292	1.45	6,994	2.05
Total deposits	$296,376	100.00%	$341,219	100.00%

The following table shows the composition of the deposits held for sale (in thousands).

March 31, 2013
Regular checking	$1,605
NOW accounts	1,916
Passbook savings	3
Statement savings	183
Money market	2,480
Holiday club	1
Certificates of deposit	28,704
IRA certificates of deposit	4,635
Money market certificates	2,233
Total deposits held for sale	$41,760

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Bank as of March 31, 2013 and December 31, 2012.

			Regulatory Minimums
	2003	2012	Well	Adequately
	Actual	Actual	Capitalized	Capitalized
Total risk-based capital ratio	10.87%	10.70%	10.00%	8.00%

Tier 1 risk-based capital ratio	9.60%	9.43%	6.00%	4.00%

Tier 1 leverage ratio	7.07%	7.13%	4.00%	5.00%

 As of March 31, 2013 and December 31, 2012, the Bank exceeded all applicable capital requirements to be classified as a well-capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4.  Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on the Company’s material weakness in internal control over financial reporting identified during the December 31, 2012 external audit, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.  Management has enhanced procedures and controls related to the allowance for loan losses and other real estate owned during the quarter ended March 31, 2013.  However, we will allow one more quarter to test the new procedures and controls before we confirm that they are operating effectively.  There were no other significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      Other Information:

Item 1.  Legal Proceedings -

Not Applicable

Item 1A.Risk Factors -

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A or its Mandatory Convertible Cumulative Junior Preferred Stock, Series B for the first quarter of 2013.  As of March 31, 2013, unpaid cumulative dividends on the Series A and Series B Preferred Stock total $2.1 million.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information -

Not Applicable

Item 6.   Exhibits -

Exhibit No.	Description	Incorporated by Reference to:
2.1	Branch Purchase and Assumption Agreement, dated March 28, 2012, between Cecil Bank and Howard Bank (schedules have been omitted pursuant to Section 601(b)(2) of Regulation S-K)

3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Incorporated by Reference to:
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Current Report on Form 8-K filed November 18, 2011

3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008.

3.4	Articles Supplementary for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 3.1 to Current Report on Form 8-K filed April 2, 2012

4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.

4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.

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
Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.

4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.

4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.

4.10	Form of Certificate for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 4.1 to Current Report on Form 8-K filed April 2, 2012

31	Rule 13a-14(a)/15d-14(a) Certifications

32	18 U.S.C. Section 1350 Certifications

Exhibit No.	Description	Incorporated by Reference to:
101	Interactive Data Files *
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

CECIL BANCORP, INC

Date:	May 15, 2013	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)