Form 10-Q
period 2013-06-30
CECIL BANCORP INC
filed 2013-08-08
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

At July 31, 2013, there were 7,425,869 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
June 30, 2013 and December 31, 2012	3

Consolidated Statements of Operations and Comprehensive Loss
for the Three and Six Months Ended June 30, 2013 and 2012	4-5

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2013 and 2012	6

Notes to Consolidated Financial Statements	7-28

ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	29-38

ITEM 3. Qantitative and Qualitative Disclosures About Market Risk	39

ITEM 4. Controls and Procedures	39

PART II. OTHER INFORMATION	39-41

SIGNATURES	42

PART I.   Financial Information
ITEM 1.  Financial Statements
CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash and due from banks	$1,514	$2,012
Interest bearing deposits with banks	36,790	39,188
Federal funds sold	440	606
Total cash and cash equivalents	38,744	41,806
Investment securities:
Securities available-for-sale at fair value	44,893	33,504
Securities held-to-maturity (fair value of $2,711
in 2013 and $3,927 in 2012)	2,689	3,887
Restricted investment securities – at cost	3,977	4,204
Loans held for sale	38,447	-
Loans receivable	245,134	306,751
Less: allowance for loan losses	(7,689)	(10,297)
Net loans receivable	237,445	296,454
Other real estate owned	37,351	33,871
Premises and equipment, net	8,522	9,679
Premises and equipment held for sale, net	979	-
Accrued interest receivable	1,264	1,323
Mortgage servicing rights	401	441
Bank owned life insurance	8,538	8,465
Income taxes receivable	3,770	3,770
Other assets	2,597	2,417
TOTAL ASSETS	$429,617	$439,821
LIABILITIES:
Deposits	$294,155	$341,219
Deposits held for sale	39,782	-
Other liabilities	14,647	12,863
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	53,500	53,500
Other borrowed funds	-	1,088
Total liabilities	419,084	425,670
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares
Series A issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2013 and 2012	11,440	11,356
Series B issued and outstanding 164,450 shares, liquidation
preference $17.20 per share, in 2013 and 164,575 in 2012	2,794	2,796
Common stock, $.01 par value; authorized 100,000,000
shares, issued and outstanding 7,425,869 shares in
2013 and 7,424,572 in 2012	75	75
Additional paid in capital	12,302	12,300
Accumulated deficit	(14,760)	(12,556)
Accumulated other comprehensive (loss) income	(1,318)	180
Total stockholders’ equity	10,533	14,151
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,617	$439,821

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

INTEREST INCOME:
Interest and fees on loans	$3,885	$4,806	$8,059	$9,145
Interest on investment securities	167	83	292	183
Dividends on FHLB and FRB stock	32	35	66	56
Other interest income	24	15	47	29
Total interest income	4,108	4,939	8,464	9,413

INTEREST EXPENSE:
Interest expense on deposits	796	941	1,640	1,910
Interest expense on junior subordinated debentures	79	96	167	258
Interest expense on advances from FHLB	488	543	970	1,156
Interest expense on other borrowed funds	-	5	-	20
Total interest expense	1,363	1,585	2,777	3,344

NET INTEREST INCOME	2,745	3,354	5,687	6,069

PROVISION FOR LOAN LOSSES	750	110	1,450	3,060

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,995	3,244	4,237	3,009

NONINTEREST INCOME:
Deposit account fees	121	121	244	236
ATM fees	120	123	228	238
Commission income	1	1	1	1
Gain on sale of loans	138	297	176	1,353
Gain (loss) on sale of other real estate owned	49	(15)	19	(225)
Gain on sale of investments	-	-	375	-
Income from bank owned life insurance	32	48	72	92
Other	37	159	75	252
Total noninterest income	498	734	1,190	1,947

NONINTEREST EXPENSE:
Salaries and employee benefits	1,184	1,157	2,616	2,482
Occupancy expense	197	176	448	359
Equipment and data processing expense	301	312	640	634
FDIC deposit insurance premiums	238	243	474	530
Other real estate owned expense and valuation	269	1,407	799	1,842
Professional fees	388	404	735	914
Loan collection expense	178	344	382	430
Provision for off-balance sheet credit losses	323	-	323	-
Other	406	414	771	763
Total noninterest expense	3,484	4,457	7,188	7,954

NET LOSS BEFORE INCOME TAXES	(991)	(479)	(1,761)	(2,998)

INCOME TAX BENEFIT	-	(208)	-	(1,212)

NET LOSS (CARRIED FORWARD)	$(991)	$(271)	$(1,761)	$(1,786)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30, 2012
	2013	2012	2013	2012

NET LOSS (BROUGHT FORWARD)	$(991)	$(271)	$(1,761)	$(1,786)

OTHER COMPREHENSIVE LOSS
Amounts reclassified to gain on sale of investments	-	-	(375)	-
Unrealized (losses) gains on
investment securities,
net of taxes of $0 and $58 for the quarter
ended June 30, 2013 and 2012, respectively,
and $0 and $61 for the six months ended
June 30, 2013 and 2012, respectively	(985)	97	(1,123)	102

TOTAL COMPREHENSIVE LOSS	$(1,976)	$(174)	$(3,259)	$(1,684)

NET LOSS	$(991)	$(271)	$(1,761)	$(1,786)

PREFERRED STOCK DIVIDENDS
AND DISCOUNT ACCRETION	(221)	(183)	(442)	(367)

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(1,212)	$(454)	$(2,203)	$(2,153)

Loss per common share - basic	$(0.16)	$(0.06)	$(0.30)	$(0.29)

Loss per common share - diluted	$(0.16)	$(0.06)	$(0.30)	$(0.29)

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(dollars in thousands)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,761)	$(1,786)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	615	694
Provision for loan losses	1,450	3,060
Gain on sale of loans	(176)	(1,353)
(Gain) loss on sale of other real estate owned	(19)	225
Gain on sale of investments	(375)	-
Loss on premises and equipment	-	6
Gain on assets held for sale	-	(18)
Increase in cash surrender value of bank owned life insurance	(72)	(92)
Valuation allowance on other real estate owned	237	1,141
Excess servicing rights	(33)	(46)
Origination of loans held for sale	(4,068)	(18,334)
Proceeds from sales of loans held for sale	4,214	19,679
Net change in:
Accrued interest receivable and other assets	17	(40)
Other liabilities	1,425	856
Net cash provided by operating activities	1,454	3,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(23,097)	(8,962)
Purchases of investment securities held-to-maturity	(250)	(250)
Proceeds from sales, maturities, calls and principal
payments of investment securities available-for-sale	10,311	5,978
Proceeds from maturities, calls and principal
payments of investment securities held-to-maturity	1,415	3,998
Net redemption of restricted investment securities	227	375
Net decrease (increase) in loans	10,528	(12,150)
Proceeds from sale of other real estate owned	4,757	1,220
Proceeds from sale of premises and equipment	9	25
Proceeds from sale of assets held for sale	-	5,911
Purchases of premises and equipment	(65)	(125)
Net cash provided by (used in) investing activities	3,835	(3,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,282)	4,195
Net decrease in advances from Federal Home Loan Bank of Atlanta	-	(10,000)
Net decrease in other borrowed funds	(1,069)	-
Proceeds from issuance of preferred stock	-	2,796
Net cash used in financing activities	(8,351)	(3,009)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,062)	(2,997)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,806	34,411
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,744	$31,414

Supplemental disclosure of cash flows information:
Cash paid for interest	$2,610	$3,155
Transfer from loans to other real estate owned	$8,612	$13,666
Transfer from loans to loans held for sale	$38,447	$-
See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.       GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013 and the results of its operations and comprehensive loss and cash flows for the three and six months ended June 30, 2013 and 2012.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

4.       BRANCH SALE

On March 28, 2013, the Bank entered into a definitive agreement to sell its Aberdeen, Maryland branch office to Howard Bank (“Howard”), Ellicott City, Maryland.  As part of the transaction, subject to regulatory approval and customary closing conditions, Howard will acquire approximately $40.0 million in loans from Cecil Bank at their unpaid principal balance.  At June 30, 2013, the pool of loans selected for sale had an unpaid principal balance of approximately $38.4 million.  Under the agreement, Howard will pay a 5.0% premium on the balance of non-interest bearing deposits and 4.0% on all other transaction accounts assumed.  Certificates of deposit will be assumed at the current balance on the closing date, with no premium or discount applied.  At June 30, 2013, the deposits at the Aberdeen branch office totaled approximately $39.8 million.  Howard will also purchase the branch premises and selected equipment at their book value, which totaled approximately $979,000 at June 30, 2013.  The assets and liabilities held for sale are carried at the lower of cost or market on the consolidated balance sheet.  The agreement requires a minimum of $38.0 million in loans and $37.9 million in deposits at closing; provided that the minimum required loan amount shall be reduced dollar-for-dollar for the amount of any loans refinanced by Howard Bank prior to the Closing Date.  The Branch Sale has been approved by the FDIC and the Maryland Commissioner of Financial Regulation and is expected to close on August 16, 2013.

The following table shows the composition of the loans (in thousands) contemplated to be sold as part of the agreement.  These loans are classified as loans held for sale on the consolidated balance sheet.

June 30, 2013
Real estate loans:
Construction and land development	$887
1-4 family residential and home equity	4,962
Multi-family residential	395
Commercial	30,856
Total real estate loans	37,100
Commercial business loans	1,320
Consumer loans	27
Total loans held for sale	$38,447

The following table shows the composition of the premises and equipment (in thousands) contemplated to be sold as part of the agreement.  These balances are classified as premises and equipment held for sale on the consolidated balance sheet.

June 30, 2013
Land	$190
Building and improvements	943
Furniture, fixtures and equipment	101
1,234
Less: accumulated depreciation	255
Total premises and equipment held for sale	$979

The following table shows the composition of the deposits (in thousands) contemplated to be sold as part of the agreement.  These deposits are classified as deposits held for sale on the consolidated balance sheet.

June 30, 2013
Regular checking	$1,639
NOW accounts	1,725
Passbook savings	50
Statement savings	205
Money market	2,386
Holiday club	1
Certificates of deposit	26,929
IRA certificates of deposit	4,312
Money market certificates	2,535
Total deposits held for sale	$39,782

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

6.       EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and six months ended June 30, 2013 and 2012, all outstanding options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  The calculation of net loss per common share for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic and diluted:
Net loss	$(991,000)	$(271,000)	$(1,761,000)	$(1,786,000)
Preferred stock dividends and discount accretion	(221,000)	(183,000)	(442,000)	(367,000)
Net loss available to common stockholders	$(1,212,000)	$(454,000)	$(2,203,000)	$(2,153,000)

Average common shares outstanding	7,425,869	7,422,164	7,425,862	7,422,164

Basic and diluted loss per common share	$(0.16)	$(0.06)	$(0.30)	$(0.29)

7.       ACCOUNTING FOR STOCK BASED COMPENSATION PLANS

In November 2009, the Company approved the granting of 120,250 restricted stock awards with a fair market value of $2.00 per share.  The awards vest over a period of five years, with 2,408 shares vesting in November 2013 and 2,412 shares vesting in November 2014.  The vesting of the remaining 103,686 shares is restricted due to the Company’s participation in the Department of Treasury’s Troubled Asset Relief Program Capital Purchase Program.  A summary of the Company’s activity and related information for the periods indicated is as follows:

	Six Months Ended		Year Ended
	June 30, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	108,506	$2.00	111,694	$2.00
Forfeited	—	—	(780)	2.00
Awarded	—	—	—	—
Released	—	—	(2,408)	2.00
Unvested at end of period	108,506	$2.00	108,506	$2.00

8.       ASSETS MEASURED AT FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at June 30, 2013 and December 31, 2012 of each major category of assets measured on a recurring basis at fair value on the consolidated balance sheets, which consists of investment securities available-for-sale and loans held for sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Loans held for sale	$38,447	$38,447	$—	$—
Investment securities available-for-sale
Mutual funds – mortgage securities	$696	$696	$—	$—
Mutual funds – U.S. Government
securities	661	661	—	—
SBA securitized loan pools	4,719	—	4,719	—
Other debt securities	648	—	648	—
Residential mortgage-backed securities	38,169	—	38,169	—

Total investment securities available-for-sale	$44,893	$1,357	$43,536	$—

December 31, 2012
Investment securities available-for-sale
Mutual funds – mortgage securities	$709	$709	$—	$—
Mutual funds – U.S. Government
securities	673	673	—	—
Equity securities	482	482	—	—
SBA securitized loan pools	3,658	—	3,658	—
Other debt securities	732	—	732	—
Residential mortgage-backed securities	27,250	—	27,250	—

Total investment securities available-for-sale	$33,504	$1,864	$31,640	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, the following table provides in thousands the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, net of estimated selling costs, as determined by a third party appraiser.  There were no transfers between valuation levels for any assets during the six months ended June 30, 2013 or the year ended December 31, 2012.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Other real estate owned:
Construction & Land Development	$25,370	$0	$0	$25,370
1-4 Family Residential	4,872	0	0	4,872
Commercial Real Estate	7,109	0	0	7,109
Total	$37,351	$0	$0	$37,351

Impaired loans:
Construction & Land Development	$14,256	$0	$0	$14,256
1-4 Family Residential	12,657	0	0	12,657
Commercial Real Estate	23,190	0	0	23,190
Commercial Business	77	0	0	77
Total	$50,180	$0	$0	$50,180

December 31, 2012
Other real estate owned:
Construction & Land Development	$19,915	$0	$0	$19,915
1-4 Family Residential	6,070	0	0	6,070
Commercial Real Estate	7,886	0	0	7,886
Total	$33,871	$0	$0	$33,871

Impaired loans:
Construction & Land Development	$19,674	$0	$0	$19,674
1-4 Family Residential	14,386	0	0	14,386
Commercial Real Estate	18,139	0	0	18,139
Commercial Business	6	0	0	6
Total	$52,205	$0	$0	$52,205

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

Deposits - The fair values of deposits are estimated using a discounted cash flow calculation, adjusted for estimated decay rates, that applies interest rates currently offered for funding sources with similar maturities. Assumptions regarding discount rates and decay estimates are judgmentally determined by using available market information.  The total includes deposits held for sale.

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

The estimated fair values of financial instruments (in thousands) at June 30, 2013 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$44,893	$44,893	$1,357	$43,536	$—
Held-to-maturity	2,689	2,711	—	2,711	—
Loans held for sale	38,447	38,447	38,447	—	—
Loans receivable	245,134	278,358	—	—	278,358
Restricted investment securities	3,977	3,977	—	3,977	—
Financial liabilities:
Deposits	333,937	299,791	—	—	299,791
Junior subordinated debentures	17,000	17,000	—	17,000	—
Advances from FHLB	53,500	53,502	—	53,502	—

The estimated fair values of financial instruments (in thousands) at December 31, 2012 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$33,504	$33,504	$1,864	$31,640	$—
Held-to-maturity	3,887	3,927	—	3,927	—
Loans receivable	306,751	337,044	—	—	337,044
Restricted investment securities	4,204	4,204	—	4,204	—
Financial liabilities:
Deposits	341,219	325,272	—	—	325,272
Junior subordinated debentures	17,000	17,000	—	17,000	—
Advances from FHLB	53,500	53,558	—	53,558	—
Other borrowed funds	1,088	1,088	—	1,088	—

10.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at June 30, 2013 and December 31, 2012 are summarized in the following table (in thousands).

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$—	$51	$696
Mutual funds - U.S. Government securities	686	—	25	661
SBA securitized loan pools	4,722	23	26	4,719
Other debt securities	650	—	2	648
Residential mortgage-backed securities	39,288	73	1,192	38,169
	$46,093	$96	$1,296	$44,893

Held-to-Maturity:
SBA securitized loan pools	$1,091	$—	$9	$1,082
Other debt securities	500	6	—	506
Residential mortgage-backed securities	848	25	—	873
U. S. Treasury securities and obligations	250	—	—	250
	$2,689	$31	$9	$2,711

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$2	$40	$709
Mutual funds - U.S. Government securities	686	—	13	673
Equity securities	226	256	—	482
SBA securitized loan pools	3,658	10	10	3,658
Other debt securities	732	—	—	732
Residential mortgage-backed securities	27,159	192	101	27,250
	$33,208	$460	$164	$33,504

Held-to-Maturity:
SBA securitized loan pools	$1,389	$—	17	$1,372
Other debt securities	500	9	—	509
Residential mortgage-backed securities	1,748	51	3	1,796
U. S. Treasury securities and obligations	250	—	—	250
	$3,887	$60	$20	$3,927

As of June 30, 2013, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$696	$51	$696	$51
Mutual funds – US Govt securities	—	—	661	25	661	25
SBA securitized loan pools	1,633	18	427	8	2,060	26
Other debt securities	648	2	—	—	648	2
Residential mortgage-backed securities	33,252	1,188	564	4	33,816	1,192
Held-to-Maturity:
SBA securitized loan pools	—	—	1,018	9	1,018	9
	$35,533	$1,208	$3,366	$97	$38,899	$1,305

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

Management has the intent to hold the securities classified as held-to-maturity in the table above until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of June 30, 2013 and December 31, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  Management does not believe that any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2013 and December 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

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

The following table shows the composition of the loan portfolio held for investment (in thousands) at June 30, 2013 and December 31, 2012.

	2013	2012
Real estate loans:
Construction and land development	$39,211	$57,731
1-4 family residential and home equity	84,417	90,406
Multi-family residential	4,883	5,306
Commercial	108,273	143,263
Total real estate loans	236,784	296,706
Commercial business loans	6,619	7,879
Consumer loans	1,731	2,166
Gross loans	245,134	306,751
Less allowance for loan losses	(7,689)	(10,297)
Net loans	$237,445	$296,454

In accordance with the standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of June 30, 2013 and December 31, 2012.

Credit Quality Indicators
As of June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$7,359	$69,028	$4,604	$84,853	$6,452	$1,726	$174,022
Special mention	16,212	4,496	279	16,795	63	5	37,850
Substandard	15,640	10,893	-	6,625	104	-	33,262
Total	$39,211	$84,417	$4,883	$108,273	$6,619	$1,731	$245,134

Credit risk profile based on payment activity:

Performing	$32,482	$76,140	$4,604	$97,396	$6,619	$1,726	$218,967
Nonperforming	6,729	8,277	279	10,877	-	5	26,167
Total	$39,211	$84,417	$4,883	$108,273	$6,619	$1,731	$245,134

Credit Quality Indicators
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:
Pass	$17,592	$75,875	$5,306	$117,948	$4,449	$2,161	$223,331
Special mention	18,614	874	-	18,742	2,827	5	41,062
Substandard	21,525	13,657	-	6,573	603	-	42,358
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Credit risk profile based on payment activity:
Current	$46,197	$79,426	$5,306	$137,831	$7,395	$2,166	$278,321
Past Due	11,534	10,980	-	5,432	484	-	28,430
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Age Analysis of Past Due Loans Receivable
As of June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$324	$4,747	$279	$7,437	$-	$5	$12,792
60-89 Days Past Due	-	386	-	1,133	-	-	1,519
Greater Than 90 Days Past Due	6,405	3,144	-	2,307	-	-	11,856
Total Past Due	6,729	8,277	279	10,877	-	5	26,167
Current	32,482	76,140	4,604	97,396	6,619	1,726	218,967
Total Loans Receivable	$39,211	$84,417	$4,883	$108,273	$6,619	$1,731	$245,134

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Pst Due Loans Receivable As of December 31, 2012

	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$-	$2,374	$-	$2,031	$-	$-	$4,405
60-89 Days Past Due	-	1,629	-	1,962	484	-	4,075
Greater Than 90 Days Past Due	11,534	6,977	-	1,439	-	-	19,950
Total Past Due	11,534	10,980	-	5,432	484	-	28,430
Current	46,197	79,426	5,306	137,831	7,395	2,166	278,321
Total Loans Receivable	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Allowance for Loan Losses
For the Three Months Ended June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$5,155	$2,199	$29	$668	$365	$42	$582	$9,040
Charge-offs	(1,172)	(735)	-	(223)	-	(29)	-	(2,159)
Recoveries	-	17	-	36	-	5	-	58
Provision	173	626	(6)	(66)	113	3	(93)	750
Ending balance	$4,156	$2,107	$23	$415	$478	$21	$489	$7,689

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Six Months Ended June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$5,624	$2,378	$32	$1,014	$582	$13	$654	$10,297
Charge-offs	(1,520)	(1,603)	-	(594)	(494)	(35)	-	(4,246)
Recoveries	-	119	-	61	-	8	-	188
Provision	52	1,213	(9)	(66)	390	35	(165)	1,450
Ending balance	$4,156	$2,107	$23	$415	$478	$21	$489	$7,689

Ending balance individually evaluated for impairment	$1,384	$830	$-	$35	$27	$10	$-	$2,286

Ending balance collectively evaluated for impairment	$2,772	$1,277	$23	$380	$451	$11	$489	$5,403

Loans receivable:

Ending balance	$39,211	$84,417	$4,883	$108,273	$6,619	$1,731	$-	$245,134

Ending balance individually evaluated for impairment	$15,640	$13,487	$-	$23,225	$104	$10	$-	$52,466

Ending balance collectively evaluated for impairment	$23,571	$70,930	$4,883	$85,048	$6,515	$1,721	$-	$192,668

Allowance for Loan Losses
For the Three Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$3,874	$2,916	$13	$4,502	$989	$164	$675	$13,133
Charge-offs	(1,303)	(527)	-	(461)	(5)	(164)	-	(2,460)
Recoveries	-	10	-	-	113	2	-	125
Provision	1,711	(236)	7	(1,292)	(59)	2	(23)	110
Ending balance	$4,282	$2,163	$20	$2,749	$1,038	$4	$652	$10,908

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Six Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412
Charge-offs	(2,256)	(1,241)	-	(950)	(149)	(166)	-	(4,762)
Recoveries	-	15	-	62	116	5	-	198
Provision	2,304	1,066	6	(606)	435	(4)	(141)	3,060
Ending balance	$4,282	$2,163	$20	$2,749	$1,038	$4	$652	$10,908

Ending balance individually evaluated for impairment	$3,602	$1,245	$-	$271	$989	$-	$-	$6,107

Ending balance collectively evaluated for impairment	$680	$918	$20	$2,478	$49	$4	$652	$4,801

Loans receivable:

Ending balance	$60,713	$99,850	$4,555	$148,109	$8,549	$2,414	$-	$324,190

Ending balance individually evaluated for impairment	$42,729	$16,004	$-	$27,898	$3,312	$-	$-	$89,943

Ending balance collectively evaluated for impairment	$17,984	$83,846	$4,555	$120,211	$5,237	$2,414	$-	$234,247

Loans Receivable on Nonaccrual Status
As of June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$5,063	$9,870	$-	$5,635	$4	$-	$30,572

Loans Receivable on Nonaccrual Status
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid Principal Balance	$17,645	$12,984	$-	$3,418	$490	$-	$34,537

Troubled Debt Restructurings
For the Six Months Ended June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	3	-	-	-	-	3

Pre-Modification Principal Balance	$-	$660	$-	$-	$-	$-	$660

Post-Modification Principal Balance	$-	$580	$-	$-	$-	$-	$580

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	-	-	-	-	-	-

Current Principal Balance	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings
For the Six Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	3	6	-	3	-	-	12

Pre-Modification Principal Balance	$4,430	$1,645	$-	$1,457	$-	$-	$7,532

Post-Modification Principal Balance	$2,791	$1,604	$-	$1,455	$-	$-	$5,850

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	1	4	-	2	-	-	7

Current Principal Balance	$1,814	$1,292	$-	$2,864	$-	$-	$5,970

Troubled Debt Restructurings
For the Three Months Ended June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	1	-	-	-	-	1

Pre-Modification Principal Balance	$-	$154	$-	$-	$-	$-	$154

Post-Modification Principal Balance	$-	$154	$-	$-	$-	$-	$154

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	-	-	-	-	-	-

Current Principal Balance	$-	$-	$-	$-	$-	$-	$-

Troubled Debt Restructurings
For the Three Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	2	1	-	-	-	-	3

Pre-Modification Principal Balance	$4,163	$16	$-	$-	$-	$-	$4,179

Post-Modification Principal Balance	$2,524	$16	$-	$-	$-	$-	$2,540

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	2	-	-	-	-	2

Current Principal Balance	$-	$280	$-	$-	$-	$-	$280

Impaired Loans
For the Three Months Ended June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$9,252	$3,037	$-	$1,204	$-	$11	$13,504

Interest Income Recognized	$104	$46	$-	$2	$-	$-	$152

Loans Without a Valuation Allowance:

Average Recorded Investment	$10,103	$10,786	$-	$21,744	$97	$-	$42,730

Interest Income Recognized	$43	$145	$-	$399	$4	$-	$591

Totals:

Average Recorded Investment	$19,355	$13,823	$-	$22,948	$97	$11	$56,234

Interest Income Recognized	$147	$191	$-	$401	$4	$-	$743

Impaired Loans
As of and For the Six Months Ended June 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$6,287	$2,418	$-	$585	$-	$10	$9,300

Related Allowance for Loan Losses	$1,384	$830	$-	$35	$27	$10	$2,286

Average Recorded Investment	$6,594	$4,162	$-	$949	$242	$10	$11,957

Interest Income Recognized	$145	$70	$-	$2	$-	$-	$217

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$10,071	$10,350	$-	$22,641	$104	$-	$43,166

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$12,348	$10,065	$-	$19,900	$55	$3	$42,371

Interest Income Recognized	$105	$258	$-	$647	$6	$-	$1,016

Totals:

Unpaid Principal Balance	$16,358	$12,768	$-	$23,226	$104	$10	$52,466

Related Allowance for Loan Losses	$1,384	$830	$-	$35	$27	$10	$2,286

Average Recorded Investment	$18,942	$14,227	$-	$20,849	$297	$13	$54,328

Interest Income Recognized	$250	$328	$-	$649	$6	$-	$1,233

Impaired Loans
As of and For the Year Ended December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$7,337	$6,005	$-	$1,480	$484	$11	$15,317

Related Allowance for Loan Losses	$2,071	$1,375	$-	$347	$484	$11	$4,288

Average Recorded Investment	$6,557	$4,782	$-	$1,163	$242	$5	$12,749

Interest Income Recognized	$169	$213	$-	$35	$15	$3	$435

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$15,542	$9,830	$-	$21,371	$104	$-	$46,847

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$16,041	$10,607	$143	$21,895	$333	$81	$49,100

Interest Income Recognized	$603	$354	$-	$875	$-	$-	$1,832

Totals:

Unpaid Principal Balance	$22,879	$15,835	$-	$22,851	$588	$11	$62,164

Related Allowance for Loan Losses	$2,071	$1,375	$-	$347	$484	$11	$4,288

Average Recorded Investment	$22,598	$15,389	$143	$23,058	$575	$86	$61,849

Interest Income Recognized	$772	$567	$-	$910	$15	$3	$2,267

Impaired Loans
For the Three Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$1,085	$470	$-	$495	$374	$79	$2,503

Interest Income Recognized	$14	$57	$-	$(2)	$3	$-	$72

Loans Without a Valuation Allowance:

Average Recorded Investment	$655	$206	$-	$1,439	$10	$3	$2,313

Interest Income Recognized	$(1,202)	$80	$-	$187	$-	$-	$(935)

Totals:

Average Recorded Investment	$1,740	$676	$-	$1,934	$384	$82	$4,816

Interest Income Recognized	$(1,188)	$137	$-	$185	$3	$-	$(863)

Impaired Loans
As of and For the Six Months Ended June 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$5,455	$3,633	$-	$693	$490	$-	$10,271

Related Allowance for Loan Losses	$562	$613	$-	$242	$285	$-	$1,702

Average Recorded Investment	$909	$726	$-	$693	$490	$-	$2,818

Interest Income Recognized	$14	$77	$-	$4	$8	$-	$103

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$3,329	$11,283	$-	$21,773	$20	$-	$36,405

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$277	$198	$-	$1,281	$20	$-	$1,776

Interest Income Recognized	$18	$197	$-	$476	$-	$-	$691

Totals:

Unpaid Principal Balance	$8,784	$14,916	$-	$22,466	$510	$-	$46,676

Related Allowance for Loan Losses	$562	$613	$-	$242	$285	$-	$1,702

Average Recorded Investment	$1,186	$924	$-	$1,974	$510	$-	$4,594

Interest Income Recognized	$32	$274	$-	$480	$8	$-	$794

12.             ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands), consisting solely of unrealized gains and losses on available-for-sale securities, net of tax, for the three and six months ended June 30, 2013:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Balance at beginning of period	$(333)	$180
Amounts reclassified to gain on sale of investments	-	(375)
Other comprehensive loss	(985)	(1,123)
Balance at end of period	$(1,318)	$(1,318)

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

On March 30, 2012, the Company completed the sale of 142,196 shares of Mandatory Convertible Cumulative Junior Preferred Stock, Series B (the “Series B Preferred Stock”) at $17.20 per share in cash for aggregate consideration of approximately $2.5 million, with offering costs of $35,000, and net proceeds of approximately $2.4 million.  In April 2012, an additional 22,379 shares were sold for aggregate consideration of approximately $385,000.  Total gross proceeds of the offering were $2.8 million, with offering costs of $35,000, and net proceeds of approximately $2.8 million.  Upon shareholder approval of an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock, each share of Series B Preferred Stock became convertible into ten shares of common stock.

The Series B Preferred Stock will pay dividends, if, as and when authorized and declared by the Board of Directors, at a rate of 5% per annum, provided that if stockholders did not approve the amendment to increase the number of authorized shares of common stock within one year of the issue date, the dividend rate would increase to 9%.  No dividends may be paid on the Series B Preferred Stock until all dividends have been paid on our Series A Preferred Stock.  Unpaid dividends will accumulate.

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

On March 28, 2013, the Bank entered into a definitive agreement to sell its Aberdeen, Maryland branch office to Howard Bank, Ellicott City, Maryland subject to regulatory approval and customary closing conditions.  As part of the transaction, Howard Bank will acquire approximately $40.0 million in loans from Cecil Bank at their face amount.  At June 30, 2013, the balance of loans classified as held for sale under the agreement totaled approximately $38.4 million.  Under the agreement, Howard Bank will pay a 5.0% premium on the balance of noninterest-bearing deposits and 4.0% on all other transaction accounts assumed.  At June 30, 2013, the deposits at the Aberdeen branch office totaled approximately $39.8 million.  Howard Bank will also purchase the branch premises and selected furniture, fixtures, and equipment at their book value, which totaled approximately $979,000 at June 30, 2013.  The agreement requires a minimum of $38.0 million in loans and $37.9 million in deposits at closing, provided that the minimum required loan amount shall be reduced dollar-for-dollar for the amount of any loans refinanced by Howard Bank prior to the Closing Date.  The Branch Sale has been approved by the FDIC and the Maryland Commissioner of Financial Regulation and is expected to close on August 16, 2013.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

The Company’s assets decreased by $10.2 million, or 2.3%, to $429.6 million at June 30, 2013 from $439.8 million at December 31, 2012 primarily as a result of a decrease in loans receivable.  The funds received from the paydown in loans enable us to invest in investment securities, not renew higher cost certificates of deposit, and pay off other borrowed funds.

Cash and cash equivalents decreased by $3.1 million, or 7.3%, to $38.7 million at June 30, 2013 from $41.8 million at December 31, 2012 primarily due to decreases in deposits and other borrowed funds and the increase in investment securities, partially offset by the net decrease in loans receivable.  Investment securities available-for-sale increased by $11.4 million, or 34.0%, to $44.9 million at June 30, 2013 from $33.5 million at December 31, 2012 primarily due to the investment of excess funds obtained during the period.  Investment securities held-to-maturity decreased by $1.2 million, or 30.8%, to $2.7 million at June 30, 2013 from $3.9 million at December 31, 2012 primarily due to proceeds from principal paydowns.

Loans held for sale increased by $38.4 million to $38.4 million at June 30, 2013 from zero at December 31, 2012 as a result of the agreement to sell the Aberdeen branch.  Gross loans receivable held for investment decreased by $61.6 million, or 20.1%, to $245.1 million at June 30, 2013 from $306.8 million at December 31, 2012 primarily as a result of the transfer of $38.4 million to the held for sale category as noted above.  In addition to this transfer, we recognized decreases of $17.6 million (30.5%) in construction and land development loans, $4.1 million (2.9%) in commercial real estate loans, $1.0 million (1.1%) in one-to-four family residential and home equity loans, and $408,000 (18.8%) in consumer loans.  The allowance for loan losses decreased by $2.6 million, or 25.3%, to $7.7 million at June 30, 2013 from $10.3 million at December 31, 2012 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $3.5 million, or 10.3%, to $37.4 million at June 30, 2013 from $33.9 million at December 31, 2012 primarily due to the acquisition of a property in satisfaction of one large acquisition and development loan receivable, partially offset by the sale of several properties with a carrying value of $4.7 million.  Premises and equipment decreased by $1.2 million, or 12.0%, to $8.5 million at June 30, 2013 from $9.7 million at December 31, 2012 primarily as a result of the reclassification of $979,000 of premises and equipment to the held for sale category in connection with the agreement to sell the Aberdeen branch.

The Company’s liabilities decreased $6.6 million, or 1.6%, to $419.1 million at June 30, 2013 from $425.7 million at December 31, 2012. Deposits held for sale increased by $39.8 million to $39.8 million at June 30, 2013 from zero at December 31, 2012 as a result of the agreement to sell the Aberdeen branch.  The $47.1 million, or 13.8%, decrease in deposits held in portfolio to $294.2 million at June 30, 2013 from $341.2 million at December 31, 2012, was primarily due to the transfer of $39.8 million to the held for sale category as noted above.  In addition to this transfer, we recognized decreases in certificates of deposit (down $12.1 million, or 5.7%) and money market certificates (down $338,000, or 4.8%), partially offset by increases in checking accounts (up $1.9 million, or 7.5%), statement savings accounts (up $1.6 million, or 12.6%), NOW accounts (up $589,000, or 1.8%), IRA certificates of deposit (up $462,000, or 1.8%), and passbook savings accounts (up $394,000, or 3.7%).  Other liabilities increased by $1.8 million, or 13.9%, to $14.6 million at June 30, 2013 from $12.9 million at December 31, 2012 primarily due to a $1.1 million liability due to a participating bank in the large acquisition and development loan that was transferred to other real estate owned during the period, as well as increases in the allowance for off-balance sheet credit losses, preferred stock dividend payable, and accrued interest on junior subordinated debentures.  Other borrowed funds declined by $1.1 million, or 100%, to zero at June 30, 2013 from $1.1 million at December 31, 2012.  This liability related to a first-out loan participation accounted for as a secured borrowing.  The loan was transferred to other real estate owned in the fourth quarter 2012, and the property was subsequently sold, at which time the participant was paid in full with the sales proceeds.

The Company’s stockholders’ equity decreased by $3.6 million, or 25.6%, to $10.5 million at June 30, 2013 from $14.2 million at December 31, 2012.  This decrease is primarily the result of the net loss of $1.8 million, $1.5 million in other comprehensive loss resulting from the change in fair value of investment securities available-for-sale, and $358,000 in cash dividends accrued on preferred stock.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

Net loss for the three month period ended June 30, 2013 increased $720,000, or 265.7%, to $991,000 as compared to net loss for the same period in 2012 of $271,000. This increase was primarily the result of decreases in net interest income and noninterest income and increases in the provision for loan losses and income tax expense, partially offset by a decrease in noninterest expenses.  Net loss available to common stockholders for the three month period ended June 30, 2013 increased $758,000, or 167.0%, to $1.2 million as compared to net loss available to common stockholders for the same period in 2012 of $454,000.  Net loss available to common stockholders for 2013 and 2012 reflects the net loss for the period, as well as dividend accruals and discount accretion on outstanding Preferred Stock totaling $221,000 and $183,000, respectively.  Basic and diluted loss per common share were both $0.16 for the second quarter of 2013, an increase of 166.7%, from basic and diluted loss per share of $0.06 for the same period in 2012.  The annualized return on average assets and annualized return on average equity were -0.92% and -31.43% respectively, for the three-month period ended June 30, 2013. This compares to an annualized return on average assets and annualized return on average equity of -0.23% and -3.29% respectively, for the same period in 2012.

Net interest income, the Company’s primary source of income, decreased 18.2%, or $609,000, to $2.7 million for the three months ended June 30, 2013, from $3.4 million over the same period in 2012.  The weighted average yield on interest earning assets decreased to 4.45% for the three months ended June 30, 2013 from 5.43% for the three months ended June 30, 2012.  The weighted average rate paid on interest bearing liabilities decreased to 1.35% for the three months ended June 30, 2013 from 1.50% for the three months ended June 30, 2012.  The net interest margin decreased to 2.98% for the three months ended June 30, 2013 as compared to 3.69% for the same period in 2012.

Interest and fees on loans decreased by $921,000, or 19.2%, to $3.9 million for the three months ended June 30, 2013 from $4.8 million for the three months ended June 30, 2012.  The decrease is attributable to decreases in the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $38.4 million, or 12.0%, to $281.2 million for the three months ended June 30, 2013 from $319.6 million for the three months ended June 30, 2012.  The average balance outstanding includes loans classified as held for sale on the consolidated balance sheet.  The weighted-average yield decreased to 5.53% for the three months ended June 30, 2013 from 6.02% for the three month period ended June 30, 2012.

Interest on investment securities increased $84,000, or 101.2%, to $167,000 for the three months ended June 30, 2013 from $83,000 for the three months ended June 30, 2012.  The average balance outstanding increased $7.7 million, or 22.8%, to $41.6 million for the three months ended June 30, 2013 from $33.9 million over the three months ended June 30, 2012.  The weighted-average yield increased to 1.59% for the three months ended June 30, 2013 from 0.98% for the three months ended June 30, 2012.

Interest expense on deposits decreased $145,000, or 15.4%, to $796,000 for the three months ended June 30, 2013 from $941,000 for the three months ended June 30, 2012.  The average balance outstanding decreased $11.4 million, or 3.3%, to $333.8 million for the three months ended June 30, 2013 from $345.2 million for the three months ended June 30, 2012.  The average balance outstanding includes deposits classified as held for sale on the consolidated balance sheet.  The weighted-average rate paid decreased to 0.96% for the three months ended June 30, 2013 from 1.09% for the three months ended June 30, 2012.

Interest expense on junior subordinated debentures decreased $17,000, or 17.7%, to $79,000 for the three months ended June 30, 2013 from $96,000 for the three months ended June 30, 2012.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR plus 1.68%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 1.84% and 2.26%, respectively, for the three months ended June 30, 2013 and 2012.

Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $55,000, or 10.1%, to $488,000 for the three months ended June 30, 2013 from $543,000 for the three months ended June 30, 2012 due to declines in the average balance outstanding and the weighted-average rate.  The average balance outstanding decreased $4.4 million, or 7.6%, to $53.5 million for the three months ended June 30, 2013 from $57.9 million for the same period in 2012.  The weighted average rate was 3.64% and 3.75%, respectively, for the three months ended June 30, 2013 and 2012.

The provision for loan losses increased by $640,000 to $750,000 for the three months ended June 30, 2013 from $110,000 over the same period in 2012 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased $236,000, or 32.2%, to $498,000 for the three months ended June 30, 2013, from $734,000 over the same period in 2012.  Gain on sale of loans decreased $159,000, or 53.5%, to $138,000 for the three months ended June 30, 2013 from $297,000 for the three months ended June 30, 2012 due to the Bank’s less active participation in the Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  Gain on sale of other real estate owned increased $64,000 to a gain of $49,000 for the three months ended June 30, 2013 from a loss of $15,000 for the three months ended June 30, 2012.  Other income decreased $122,000, or 76.7%, to $37,000 for the three months ended June 30, 2013 from $159,000 for the same period in 2012 primarily due to reductions in rental income on other real estate owned properties and income from our investment in Maryland Title Center, which was sold in the fourth quarter 2012.

Noninterest expense decreased $973,000, or 21.8%, to $3.5 million for the three months ended June 30, 2013, from $4.5 million over the same period in 2012.  Other real estate owned expense and valuation decreased by $1.1 million, or 80.9%, to $269,000 for the three months ended June 30, 2013 from $1.4 million for the three months ended June 30, 2012 primarily due to a decline in valuation expense as property values begin to stabilize.  Loan collection expense decreased by $166,000, or 48.3%, to $178,000 for the three months ended June 30, 2013 from $344,000 for the three months ended June 30, 2012.  The Bank recorded a $323,000 provision for off-balance sheet credit losses for the quarter ended June 30, 2013, an increase of $323,000 from zero for the three months ended June 30, 2012 primarily due to recent losses the Bank has sustained on letters of credit that have been called.

There was no income tax expense or benefit for the three-month period ended June 30, 2013, as compared to a benefit of $208,000 for the same period in 2012, which equated to an effective tax rate of (43.4)%.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

Net loss for the six months ended June 30, 2013 and 2012 remained level at approximately $1.8 million for both periods.  Declines in the provision for loan losses and noninterest expense were completely offset by declines in net interest income and noninterest income and a decrease in income tax benefit.  Net loss available to common stockholders for the six month period ended June 30, 2013 was $2.20 million as compared to net loss available to common stockholders for the same period in 2012 of $2.15 million.  Net loss available to common stockholders for the 2013 and 2012 periods reflects $442,000 and $367,000, respectively, in dividends and discount accretion on the outstanding Preferred Stock in addition to the net loss for the period.  Basic and diluted loss per common share were both $0.30 for the six-month period ended June 30, 2013 as compared to a basic and diluted loss per common share of $0.29 for the same period in 2012.  The annualized return on average assets and annualized return on average equity were -0.81% and -26.38%, respectively, for the six-month period ended June 30, 2013. This compares to an annualized return on average assets and annualized return on average equity of -0.77% and -9.54%, respectively, for the same period in 2012.

Net interest income, the Company’s primary source of income, decreased $382,000, or 6.3%, to $5.7 million for the six months ended June 30, 2013, from $6.1 million over the same period in 2012.  The weighted-average yield on interest earning assets decreased to 4.54% for the six months ended June 30, 2013 from 5.11% for the six months ended June 30, 2012.  The weighted-average rate paid on interest bearing liabilities decreased to 1.36% for the six months ended June 30, 2013 from 1.58% for the six months ended June 30, 2012.  The net interest margin was 3.05% for the six months ended June 30, 2013 as compared to 3.29% for the same period in 2012.

Interest and fees on loans decreased by $1.1 million, or 11.9%, to $8.1 million for the six months ended June 30, 2013 from $9.1 million for the six months ended June 30, 2012.  The decrease is attributable to decreases in the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $33.2 million to $287.4 million for the six months ended June 30, 2013 from $320.6 million for the six months ended June 30, 2012.  The average balance outstanding includes loans classified as held for sale on the consolidated balance sheet.  The weighted-average yield decreased to 5.61% for the six months ended June 30, 2013 from 5.71% for the six months ended June 30, 2012.

Interest on investment securities increased $109,000, or 59.6%, to $292,000 for the six months ended June 30, 2013 from $183,000 for the six months ended June 30, 2012.  The average balance outstanding increased $5.8 million, or 17.3%, to $39.5 million for the six months ended June 30, 2013 from $33.7 million for the six months ended June 30, 2012.  The weighted-average yield increased to 1.47% for the six months ended June 30, 2013 from 1.09% for the six months ended June 30, 2012.

Interest expense on deposits decreased $270,000, or 14.1%, to $1.6 million for the six months ended June 30, 2013 from $1.9 million for the six months ended June 30, 2012.  The average balance outstanding decreased $7.1 million, or 2.1%, to $336.4 million for the six months ended June 30, 2013 from $343.5 million for the six months ended June 30, 2012.  The average balance outstanding includes deposits classified as held for sale on the consolidated balance sheet.  The weighted-average rate paid decreased to 0.98% for the six months ended June 30, 2013 from 1.11% for the six months ended June 30, 2012.

Interest expense on junior subordinated debentures decreased $91,000, or 35.3%, to $167,000 for the six months ended June 30, 2013 from $258,000 for the six months ended June 30, 2012.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR plus 1.68%.  The average balance outstanding remained level at $17.0 million and the weighted average rate was 1.96% and 3.04%, respectively, for the six months ended June 30, 2013 and 2012.

Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased $186,000, or 16.1%, to $970,000 for the six months ended June 30, 2013 from $1.1 million for the six months ended June 30, 2012.  The average balance outstanding decreased by $7.2 million, or 11.9%, to $53.5 million for the six months ended June 30, 2013 from $60.7 million for the six months ended June 30, 2012.  The weighted average rate decreased to 3.62% for the six months ended June 30, 2013 from 3.81% for the six months ended June 30, 2012.

The provision for loan losses decreased by $1.6 million to $1.5 million for the six months ended June 30, 2013 from $3.1 million over the same period in 2012 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased $757,000, or 38.9%, to $1.2 million for the six months ended June 30, 2013, from $1.9 million over the same period in 2012.  Gain on sale of loans decreased $1.2 million to $176,000 for the six months ended June 30, 2013 from $1.4 million for the six months ended June 30, 2012 due to the Bank’s less active participation in the Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  The Bank originated and sold one SBA loan in the first half of 2013, as compared to six loans over the same period in 2012.  Gain on sale of other real estate owned increased $244,000, or 108.4%, to $19,000 for the six months ended June 30, 2013, as compared to a loss of $225,000 for the six months ended June 30, 2012.  Gain on sale of investments increased by $375,000 to $375,000 for the first six months of 2013 from zero for the first six months of 2012.  During the first quarter 2013, the Bank sold 11 securities that were in an unrealized gain position and recorded the gains in income.  The proceeds from the sales were reinvested in securities with similar characteristics as those sold.  Income from bank owned life insurance decreased $20,000 to $72,000 for the six months ended June 30, 2013 from $92,000 for the six months ended June 30, 2012.  Other income decreased $177,000, or 70.2%, to $75,000 for the six months ended June 30, 2013 from $252,000 for the same period in 2012, primarily due to decreases in rental income on other real estate owned properties and income from our investment in Maryland Title Center, which was sold in the fourth quarter 2012.

Noninterest expense decreased $766,000, or 9.6%, to $7.2 million for the six months ended June 30, 2013 from $8.0 million over the same period in 2012.  Salaries and employee benefits increased $134,000, or 5.4%, to $2.6 million for the six months ended June 30, 2013, as compared to $2.5 million for the same period in 2012 primarily due to an increase in payroll taxes associated with the supplemental executive retirement plan, as well as an increase in executive compensation due to the hiring of two new executive officers.  Occupancy expense increased by $89,000, or 24.8%, to $448,000 for the six months ended June 30, 2013 from $359,000 for the same period in 2012 primarily due to additional rent due upon renewal of the lease agreement for our Crossroads branch location.  FDIC deposit insurance premiums decreased by $56,000, or 10.6%, to $474,000 for the six months ended June 30, 2013 from $530,000 for the six months ended June 30, 2012 due the continued decline in our assessment base, which is based on average assets less average equity.  Other real estate owned expense and valuation decreased by $1.0 million to $799,000 for the six months ended June 30, 2013 from $1.8 million for the six months ended June 30, 2012 primarily due to a decline in valuation expense as property values begin to stabilize.  Professional fees decreased by $179,000, or 19.6%, to $735,000 for the six months ended June 30, 2013 from $914,000 for the same period in 2012 primarily due to the settlement of a claim with a title insurance company, which agreed to pay the Bank $140,000 in legal fees previously incurred and paid by the Bank.  Loan collection expense decreased by $48,000, or 11.2%, to $382,000 for the six months ended June 30, 2013 from $430,000 for the six months ended June 30, 2012.  The Bank recorded a $323,000 provision for off-balance sheet credit losses for the six months ended June 30, 2013, an increase of $323,000 from zero for the six months ended June 30, 2012 primarily due to recent losses the Bank has sustained on letters of credit that have been called.

There was no income tax expense or benefit for the six-month period ended June 30, 2013, as compared to an income tax benefit of $1.2 million for the same period in 2012.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction and land development	$39,211	15.99%	$57,731	18.82%
1-4 family residential and home equity	84,417	34.44	90,406	29.47
Multi-family residential	4,883	1.99	5,306	1.73
Commercial	108,273	44.17	143,263	46.70
Total real estate loans	236,784	96.59	296,706	96.72
Commercial business loans	6,619	2.70	7,879	2.57
Consumer loans	1,731	0.71	2,166	0.71
Gross loans	245,134	100.00%	306,751	100.00%
Less: allowance for loan losses	(7,689)		(10,297)
Net loans	$237,445		$296,454

The following table shows the composition of loans held for sale (in thousands).

June 30, 2013
Real estate loans:
Construction and land development	$887
1-4 family residential and home equity	4,962
Multi-family residential	395
Commercial	30,856
Total real estate loans	37,100
Commercial business loans	1,320
Consumer loans	27
Total loans held for sale	$38,447

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

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Nonaccrual loans	$30,572	$34,537
Loans 90 days or more past due and still accruing	0	0
Restructured loans	19,585	25,581
Total nonperforming loans	50,157	60,118
Other real estate owned, net	37,351	33,871
Total nonperforming assets	$87,508	$93,989
Nonperforming loans to total loans	20.46%	19.60%
Nonperforming assets to total assets	20.37	21.37
Allowance for loan losses to non-performing loans	15.33	17.13

Although the dollar volume of nonperforming loans declined, nonperforming loans as a percentage of total loans increased due to the reclassification of $38.4 million of loans as held for sale in connection with the agreement to sell the Aberdeen branch.

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

The unallocated allowance is based upon management’s evaluation of current economic conditions that may affect borrowers’ ability to pay that are not directly measured in the determination of the specific and formula allowances.  Management has chosen to apply a factor derived from the Board of Governors of the Federal Reserve System’s Principal Economic Indicators, specifically the charge-off and delinquency rates on loans and leases at commercial banks.  This statistical data tracks delinquency ratios on a national level.  While management does not believe the region that the Bank is located in has been hit as hard as others across the nation, this ratio provides a global perspective on delinquency trends.  Management has identified land acquisition and development loans, as well as speculative construction loans, as higher risk due to current economic factors.  These loans are reviewed individually on a quarterly basis for specific impairment.

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

Management determined that the appropriate allowance for loan losses at June 30, 2013 was $7.7 million, (3.14% of total loans), a decrease of $2.6 million from the $10.3 million allowance (3.36% of total loans) at December 31, 2012.  Annualized net charge-offs for the first six months of 2013 were 3.03% of average loans, while net charge-offs were 3.07% of average loans for the year 2012.  The provision for loan losses required for the first six months of 2013 and 2012 was $1.5 million and $3.1 million, respectively.

A summary of activity in the allowance is shown below.

	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2013	December 31, 2012

Balance of allowance, beginning of period	$10,297	$12,412
Loan charge-offs:
Construction and land development	(1,520)	(7,198)
1-4 family residential	(1,603)	(1,906)
Multi-family residential	-	-
Commercial real estate	(594)	(1,056)
Commercial business loans	(494)	(202)
Consumer	(35)	(209)
Total charge-offs	(4,246)	(10,571)
Loan recoveries:
Construction and land development	-	20
1-4 family residential	119	26
Multi-family residential	-	-
Commercial real estate	61	768
Commercial business loans	-	121
Consumer	8	7
Total recoveries	188	942
Net charge-offs	(4,058)	(9,629)
Provision for loan losses	1,450	7,514
Balance of allowance, end of period	$7,689	$10,297

Net charge-offs to average loans	3.03%	3.07%
Allowance to total loans	3.14	3.36
Allowance to non-performing loans	15.33	17.13

Analysis of Deposits

The following table sets forth the dollar amount (in thousands) of deposits in the various types of accounts offered by the Bank at the dates indicated.

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent

Regular checking	$25,048	8.52%	$24,834	7.28%
NOW accounts	31,474	10.70	32,610	9.56
Passbook savings	10,992	3.74	10,648	3.12
Statement savings	12,391	4.21	11,005	3.23
Money market	15,894	5.40	18,133	5.31
Holiday club	190	0.06	70	0.02
Certificates of deposit	171,816	58.41	210,846	61.79
IRA certificates of deposit	22,229	7.56	26,079	7.64
Money market certificates	4,121	1.40	6,994	2.05
Total deposits	$294,155	100.00%	$341,219	100.00%

The following table shows the composition of the deposits held for sale (in thousands).

June 30, 2013
Regular checking	$1,639
NOW accounts	1,725
Passbook savings	50
Statement savings	205
Money market	2,386
Holiday club	1
Certificates of deposit	26,929
IRA certificates of deposit	4,312
Money market certificates	2,535
Total deposits held for sale	$39,782

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Bank as of June 30, 2013 and December 31, 2012.

			Regulatory Minimums
	2013	2012	Well	Adequately
	Actual	Actual	Capitalized	Capitalized
Total risk-based capital ratio	10.71%	10.70%	10.00%	8.00%

Tier 1 risk-based capital ratio	9.44%	9.43%	6.00%	4.00%

Tier 1 leverage ratio	6.97%	7.13%	4.00%	5.00%

 As of June 30, 2013 and December 31, 2012, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on the Company’s material weakness in internal control over financial reporting identified during the December 31, 2012 external audit, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.  Management has enhanced procedures and controls related to the allowance for loan losses and other real estate owned during the six months ended June 30, 2013.  However, we will allow additional time to test the new procedures and controls before we confirm that they are operating effectively.  There were no other significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      Other Information:

Item 1.  Legal Proceedings -

Not Applicable

Item 1A.Risk Factors -

Not Applicable

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A or its Mandatory Convertible Cumulative Junior Preferred Stock, Series B for the second quarter of 2013.  As of June 30, 2013, unpaid cumulative dividends on the Series A and Series B Preferred Stock total $2.3 million.

Item 4.  Mine Safety Disclosures -

Not Applicable

Item 5.  Other Information -

Not Applicable

Item 6.                      Exhibits -

Exhibit No.	Description	Incorporated by Reference to:
2.1	Branch Purchase and Assumption Agreement, dated March 28, 2013, between Cecil Bank and Howard Bank (schedules have been omitted pursuant to Section 601(b)(2) of Regulation S-K)	Exhibit 2.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

2.2	First Amendment to Branch Purchase and Assumption Agreement, dated May 8, 2013

3.1	Articles of Incorporation of Cecil Bancorp, Inc.	Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

Exhibit No.	Description	Incorporated by Reference to:
3.2	Bylaws of Cecil Bancorp, Inc.	Exhibit 3.2 to Current Report on Form 8-K filed November 18, 2011

3.3	Articles Supplementary for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 3.1 to Current Report on Form 8-K filed December 23, 2008

3.4	Articles Supplementary for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 3.1 to Current Report on Form 8-K filed April 2, 2012

4.1	Form of Common Stock Certificate	Exhibit 4 to Registration Statement on Form S-1 (File No. 33-81374)

4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Exhibit 4.1 to Current Report on Form 8-K filed December 23, 2008.

4.3	Warrant for Purchase of Shares of Common Stock	Exhibit 4.2 to Current Report on Form 8-K filed December 23, 2008.

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
Exhibit 10.3 to Current Report on Form 8-K filed December 4, 2006.

4.8	Indenture, dated as of November 30, 2006, between Cecil Bancorp, Inc. and Wilmington Trust Company, as trustee.	Exhibit 10.1 to Current Report on Form 8-K filed December 4, 2006.

4.9	Guarantee Agreement, dated as of November 30, 2006, between Cecil Bancorp, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.	Exhibit 10.4 to Current Report on Form 8-K filed December 4, 2006.

4.10	Form of Certificate for Mandatory Convertible Cumulative Junior Preferred Stock, Series B	Exhibit 4.1 to Current Report on Form 8-K filed April 2, 2012

31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit No.	Description	Incorporated by Reference to:
32	18 U.S.C. Section 1350 Certifications

101	Interactive Data Files *
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

CECIL BANCORP, INC

Date:	August 8, 2013	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)