Form 10-Q
period 2013-09-30
CECIL BANCORP INC
filed 2013-11-14
CIK 926865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

At October 31, 2013, there were 7,425,869 shares of common stock outstanding

CECIL BANCORP, INC. AND SUBSIDIARIES

CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
September 30, 2013 and December 31, 2012	3

Consolidated Statements of Operations and Comprehensive Loss
for the Three and Nine Months Ended September 30, 2013 and 2012	4-5

Consolidated Statements of Cash Flows
for the Nine Months Ended Sepember 30, 2013 and 2012	6

Notes to Consolidated Financial Statements	7-28

ITEM 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	29-39

ITEM 3. Qantitative and Qualitative Disclosures About Market Risk	39

ITEM 4. Controls and Procedures	39

PART II. OTHER INFORMATION	39-41

SIGNATURES	42

PART I.                                                                                     FINANCIAL INFORMATION
ITEM 1.                                                                                     FINANCIAL STATEMENTS

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash and due from banks	$1,382	$2,012
Interest bearing deposits with banks	26,687	39,188
Federal funds sold	251	606
Total cash and cash equivalents	28,320	41,806
Investment securities:
Securities available-for-sale at fair value	44,421	33,504
Securities held-to-maturity (fair value of $2,268
in 2013 and $3,927 in 2012)	2,250	3,887
Restricted investment securities – at cost	3,977	4,204
Loans receivable	245,775	306,751
Less: allowance for loan losses	(8,919)	(10,297)
Net loans receivable	236,856	296,454
Other real estate owned	34,945	33,871
Premises and equipment, net	8,458	9,679
Accrued interest receivable	1,064	1,323
Mortgage servicing rights	381	441
Bank owned life insurance	8,561	8,465
Income taxes receivable	3,770	3,770
Other assets	3,936	2,417
TOTAL ASSETS	$376,939	$439,821
LIABILITIES:
Deposits	$285,475	$341,219
Other liabilities	15,305	12,863
Junior subordinated debentures	17,000	17,000
Advances from Federal Home Loan Bank of Atlanta	53,500	53,500
Other borrowed funds	-	1,088
Total liabilities	371,280	425,670
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares
Series A issued and outstanding 11,560 shares, liquidation
preference $1,000 per share, in 2013 and 2012	11,481	11,356
Series B issued and outstanding 164,450 shares, liquidation
preference $17.20 per share, in 2013 and 164,575 in 2012	2,794	2,796
Common stock, $.01 par value; authorized 100,000,000
shares, issued and outstanding 7,425,869 shares in
2013 and 7,424,572 in 2012	75	75
Additional paid in capital	12,302	12,300
Accumulated deficit	(19,555)	(12,556)
Accumulated other comprehensive (loss) income	(1,438)	180
Total stockholders’ equity	5,659	14,151
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$376,939	$439,821

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$3,111	$4,425	$11,170	$13,570
Interest on investment securities	212	111	504	294
Dividends on FHLB and FRB stock	34	27	100	83
Other interest income	20	16	67	45
Total interest income	3,377	4,579	11,841	13,992

INTEREST EXPENSE:
Interest expense on deposits	709	935	2,349	2,845
Interest expense on junior subordinated debentures	89	96	256	354
Interest expense on advances from FHLB	493	493	1,463	1,649
Interest expense on other borrowed funds	-	-	-	20
Total interest expense	1,291	1,524	4,068	4,868

NET INTEREST INCOME	2,086	3,055	7,773	9,124

PROVISION FOR LOAN LOSSES	2,900	2,850	4,350	5,910

NET INTEREST (LOSS) INCOME AFTER
PROVISION FOR LOAN LOSSES	(814)	205	3,423	3,214

NONINTEREST INCOME:
Deposit account fees	113	125	357	361
ATM fees	119	117	347	355
Commission income	-	-	1	1
Gain on sale of loans	24	28	200	1,381
Loss on sale of other real estate owned	(331)	-	(312)	(225)
Gain on sale of investments	-	-	375	-
Income from bank owned life insurance	23	46	95	138
Premium received on sale of deposits	240	-	240	-
Other	59	147	134	399
Total noninterest income	247	463	1,437	2,410

NONINTEREST EXPENSE:
Salaries and employee benefits	1,276	1,307	3,892	3,789
Occupancy expense	187	184	635	543
Equipment and data processing expense	312	310	952	944
FDIC deposit insurance premiums	215	272	689	802
Other real estate owned expense and valuation	1,063	4,520	1,862	6,362
Professional fees	461	413	1,196	1,327
Loan collection expense	109	86	491	516
Provision for off-balance sheet credit losses	-	-	323	-
Other	383	350	1,154	1,113
Total noninterest expense	4,006	7,442	11,194	15,396

NET LOSS BEFORE INCOME TAXES	(4,573)	(6,774)	(6,334)	(9,772)
INCOME TAX EXPENSE	-	9,081	-	7,869
NET LOSS (CARRIED FORWARD)	$(4,573)	$(15,855)	$(6,334)	$(17,641)

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(dollars in thousands, except per share data)

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET LOSS (BROUGHT FORWARD)	$(4,573)	$(15,855)	$(6,334)	$(17,641)

OTHER COMPREHENSIVE (LOSS) GAIN
Amounts reclassified to gain on sale of investments	-	-	(375)	-
Unrealized (losses) gains on
investment securities,
net of taxes of $0 and $60 for the quarter
ended September 30, 2013 and 2012, respectively,
and $0 and $121 for the nine months ended
September 30, 2013 and 2012, respectively	(120)	100	(1,243)	202

TOTAL COMPREHENSIVE LOSS	$(4,693)	$(15,755)	$(7,952)	$(17,439)

NET LOSS	$(4,573)	$(15,855)	$(6,334)	$(17,641)

PREFERRED STOCK DIVIDENDS
AND DISCOUNT ACCRETION	(222)	(359)	(664)	(726)

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS	$(4,795)	$(16,214)	$(6,998)	$(18,367)

Loss per common share - basic	$(0.65)	$(2.18)	$(0.94)	$(2.47)

Loss per common share - diluted	$(0.65)	$(2.18)	$(0.94)	$(2.47)

Dividends declared per common share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
 (dollars in thousands)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,334)	$(17,641)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	892	1,014
Provision for loan losses	4,350	5,910
Gain on sale of loans	(200)	(1,381)
Loss on sale of other real estate owned	312	225
Gain on sale of investments	(375)	-
Loss on premises and equipment	10	6
Gain on assets held for sale	-	(18)
Increase in cash surrender value of bank owned life insurance	(95)	(138)
Valuation allowance on other real estate owned	992	5,338
Valuation allowance on deferred tax assets	-	9,187
Excess servicing rights	(47)	(58)
Origination of loans held for sale	(5,296)	(19,427)
Proceeds from sales of loans held for sale	5,454	20,789
Net change in:
Accrued interest receivable and other assets	(1,058)	(323)
Other liabilities	1,903	913
Net cash provided by operating activities	508	4,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(25,050)	(13,692)
Purchases of investment securities held-to-maturity	(500)	(500)
Net redemption of restricted investment securities	226	92
Proceeds from sales, maturities, calls and principal payments of
investment securities available-for-sale	12,493	8,054
Proceeds from maturities, calls and principal payments of
investment securities held-to-maturity	2,092	5,253
Proceeds received from sale of branch	1,869	-
Net decrease (increase) in loans	9,090	(10,728)
Proceeds from sale of other real estate owned	6,547	2,768
Proceeds from sale of premises and equipment	975	25
Proceeds from sale of assets held for sale	-	5,911
Purchases of premises and equipment	(106)	(143)
Net cash provided by (used in) investing activities	7,636	(2,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(20,561)	3,039
Net decrease in advances from Federal Home Loan Bank of Atlanta	-	(10,000)
Net decrease in other borrowed funds	(1,069)	-
Proceeds from issuance of preferred stock	-	2,796
Net cash used in financing activities	(21,630)	(4,165)
DECREASE IN CASH AND CASH EQUIVALENTS	(13,486)	(2,729)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,806	34,411
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,320	$31,682

Supplemental disclosures of cash flows information:
Cash paid for interest	$3,820	$4,595
Transfer of loans to other real estate owned	$9,146	$18,044

See accompanying notes to consolidated financial statements.

CECIL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1.       GENERAL

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2013, the results of its operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2013 and 2012.  These statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

4.       BRANCH SALE

On August 16, 2013, the Bank sold its Aberdeen, Maryland branch office to Howard Bank (“Howard”), Ellicott City, Maryland.  As part of the transaction, Howard acquired a pool of loans with an unpaid principal balance of approximately $37.1 million at book value.  Under the agreement, Howard paid a 5.0% premium on the balance of non-interest bearing deposits and 4.0% on all other transaction accounts assumed.  Certificates of deposit were assumed at the current balance on the closing date, with no premium or discount applied.  As part of the transaction, the deposits assumed by Howard totaled approximately $35.2 million.  The premium received on the assumption of deposits totaled approximately $240,000 and is included in other noninterest income on the consolidated statement of operations and comprehensive loss.  Howard also purchased the branch premises and selected equipment at their book value, which totaled approximately $977,000.

The following table shows the composition of the loans (in thousands) sold as part of the agreement.

Real estate loans:
Construction and land development	$870
1-4 family residential and home equity	6,755
Multi-family residential	394
Commercial	27,779
Total real estate loans	35,798
Commercial business loans	1,228
Consumer loans	26
Total loans sold	$37,052

The following table shows the composition of the premises and equipment (in thousands) sold as part of the agreement.

Land	$190
Building and improvements	948
Furniture, fixtures and equipment	96
1,234
Less: accumulated depreciation	257
Total premises and equipment sold	$977

The following table shows the composition of the deposits (in thousands) sold as part of the agreement.

Regular checking	$1,707
NOW accounts	1,323
Passbook savings	48
Statement savings	238
Money market	2,254
Certificates of deposit	24,397
IRA certificates of deposit	2,866
Money market certificates	2,351
Total deposits sold	$35,184

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

6.       EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed after adjusting the denominator of the basic earnings per share computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of options, warrants, and their equivalents are computed using the “treasury stock” method.  For the three and nine months ended September 30, 2013 and 2012, all 523,076 options and warrants were excluded from the diluted earnings per share calculation because their effect was antidilutive.  The calculation of net loss per common share for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic and diluted:
Net loss	$(4,573,000)	$(15,855,000)	$(6,334,000)	$(17,641,000)
Preferred stock dividends and discount accretion	(222,000)	(359,000)	(664,000)	(7,26,000)
Net loss available to common stockholders	$(4,795,000)	$(16,214,000)	$(6,998,000)	$(18,367,000)

Average common shares outstanding	7,425,869	7,422,164	7,425,864	7,422,164

Basic and diluted loss per common share	$(0.65)	$(2.18)	$(0.94)	$(2.47)

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

	Nine Months Ended		Year Ended
	September 30, 2013		December 31, 2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Unvested at beginning of period	108,506	$2.00	111,694	$2.00
Forfeited	—	—	(780)	2.00
Awarded	—	—	—	—
Released	—	—	(2,408)	2.00
Unvested at end of period	108,506	$2.00	108,506	$2.00

8.       ASSETS MEASURED AT FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, ASC Topic 820 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  For Level 2 assets, the Company uses information from a third party pricing service, which is estimated using market prices of comparable instruments or other methods, such as the present value of future cash flows.  The following table shows the value (in thousands) at September 30, 2013 and December 31, 2012 of each major category of assets measured on a recurring basis at fair value on the consolidated balance sheets, which consists of investment securities available-for-sale.  The changes in fair value were reflected as a component of other comprehensive income and did not affect net income.

	Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Investment securities available-for-sale
Mutual funds – mortgage securities	$708	$708	$—	$—
Mutual funds – U.S. Government
securities	662	662	—	—
SBA securitized loan pools	4,324	—	4,324	—
Other debt securities	599	—	599	—
Residential mortgage-backed securities	38,128	—	38,128	—
Total investment securities available-for-sale	$44,421	$1,370	$43,051	$—

December 31, 2012
Investment securities available-for-sale
Mutual funds – mortgage securities	$709	$709	$—	$—
Mutual funds – U.S. Government
securities	673	673	—	—
Equity securities	482	482	—	—
SBA securitized loan pools	3,658	—	3,658	—
Other debt securities	732	—	732	—
Mortgage-backed securities	27,250	—	27,250	—
Total investment securities available-for-sale	$33,504	$1,864	$31,640	$—

We may be required from time to time to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, the following table provides (in thousands) the level of valuation assumptions used to determine each adjustment and the carrying value of the assets.  For both other real estate owned and impaired loans, Level 3 assets are valued at the lesser of the unpaid principal balance of the loan, or the appraised value of the underlying collateral, net of estimated selling costs, as determined by a third party appraiser.  There were no transfers between valuation levels for any assets during the nine months ended September 30, 2013 or the year ended December 31, 2012.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Other real estate owned:
Construction & Land Development	$24,332	$0	$0	$24,332
1-4 Family Residential	3,308	0	0	3,308
Commercial Real Estate	7,305	0	0	7,305
Total	$34,945	$0	$0	$34,945

Impaired loans:
Construction & Land Development	$13,616	$0	$0	$13,616
1-4 Family Residential	12,981	0	0	12,981
Commercial Real Estate	27,114	0	0	27,114
Commercial Business	48	0	0	48
Total	$53,759	$0	$0	$53,759
December 31, 2012
Other real estate owned:
Construction & Land Development	$19,915	$0	$0	$19,915
1-4 Family Residential	6,070	0	0	6,070
Commercial Real Estate	7,886	0	0	7,886
Total	$33,871	$0	$0	$33,871

Impaired loans:
Construction & Land Development	$19,674	$0	$0	$19,674
1-4 Family Residential	14,386	0	0	14,386
Commercial Real Estate	18,139	0	0	18,139
Commercial Business	6	0	0	6
Total	$52,205	$0	$0	$52,205

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

The estimated fair values of financial instruments (in thousands) at September 30, 2013 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$44,421	$44,421	$1,370	$43,051	$—
Held-to-maturity	2,250	2,268	—	2,268	—
Loans receivable	245,775	268,685	—	—	268,685
Restricted investment securities	3,977	3,977	—	3,977	—
Financial liabilities:
Deposits	285,475	252,649	—	—	252,649
Junior subordinated debentures	17,000	17,000	—	17,000	—
Advances from FHLB	53,500	53,494	—	53,494	—

The estimated fair values of financial instruments (in thousands) at December 31, 2012 are as follows:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Investment securities:
Available-for-sale	$33,504	$33,504	$1,864	$31,640	$—
Held-to-maturity	3,887	3,927	—	3,927	—
Loans receivable	306,751	337,044	—	—	337,044
Restricted investment securities	4,204	4,204	—	4,204	—
Financial liabilities:
Deposits	341,219	325,272	—	—	325,272
Junior subordinated debentures	17,000	17,000	—	17,000	—
Advances from FHLB	53,500	53,558	—	53,558	—
Other borrowed funds	1,088	1,088	—	1,088	—

10.           INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent and ability to hold the investment.  Investment securities at September 30, 2013 and December 31, 2012 are summarized in the following table (in thousands).

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$5	$44	$708
Mutual funds - U.S. Government securities	686	—	24	662
SBA securitized loan pools	4,402	12	90	4,324
Other debt securities	595	4	—	599
Residential mortgage-backed securities	39,312	77	1,261	38,128
	$45,742	$98	$1,419	$44,421

Held-to-Maturity:
SBA securitized loan pools	$940	$—	$8	$932
Other debt securities	500	5	—	505
Residential mortgage-backed securities	560	21	—	581
U. S. Treasury securities and obligations	250	—	—	250
	$2,250	$26	$8	$2,268

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
Mutual funds - mortgage securities	$747	$2	$40	$709
Mutual funds - U.S. Government securities	686	—	13	673
Equity securities	226	256	—	482
SBA securitized loan pools	3,658	10	10	3,658
Other debt securities	732	—	—	732
Residential mortgage-backed securities	27,159	192	101	27,250
	$33,208	$460	$164	$33,504

Held-to-Maturity:
SBA securitized loan pools	$1,389	$—	17	$1,372
Other debt securities	500	9	—	509
Residential mortgage-backed securities	1,748	51	3	1,796
U. S. Treasury securities and obligations	250	—	—	250
	$3,887	$60	$20	$3,927

As of September 30, 2013, unrealized losses (in thousands) on securities were comprised of the following based on the length of time that the securities have been in a continuous loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Mutual funds – mortgage securities	$—	$—	$132	$44	$132	$44
Mutual funds – US Govt securities	—	—	662	24	662	24
SBA securitized loan pools	1,883	82	399	8	2,282	90
Residential mortgage-backed securities	29,548	1,202	2,644	59	32,192	1,261
Held-to-Maturity:
SBA securitized loan pools	—	—	887	8	887	8
	$31,431	$1,284	$4,724	$143	$36,155	$1,427

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

Management has the intent to hold the securities classified as held-to-maturity in the table above until they mature, at which time the Company will receive full value for the securities.  Furthermore, as of September 30, 2013 and December 31, 2012, management does not have the intent to sell any of the securities classified as available-for-sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  Management does not believe that any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2013 and December 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

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

The following table shows the composition of the loan portfolio held for investment (in thousands) at September 30, 2013 and December 31, 2012.

	2013	2012
Real estate loans:
Construction and land development	$38,586	$57,731
1-4 family residential and home equity	82,768	90,406
Multi-family residential	4,845	5,306
Commercial	111,140	143,263
Total real estate loans	237,339	296,706
Commercial business loans	6,806	7,879
Consumer loans	1,630	2,166
Gross loans	245,775	306,751
Less allowance for loan losses	(8,919)	(10,297)
Net loans	$236,856	$296,454

In accordance with the standards issued under the Disclosures of Credit Quality of Financing Receivables and the Allowance for Loan Losses, the following tables show credit quality indicators, the aging of receivables, and disaggregated balances of loans receivable and the allowance for loan losses (in thousands) as of September 30, 2013 and December 31, 2012.

Credit Quality Indicators
As of September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$7,524	$65,010	$4,567	$87,669	$6,644	$1,610	$173,024
Special mention	15,935	6,086	278	11,286	61	20	33,666
Substandard	15,127	11,672	-	12,185	101	-	39,085
Total	$38,586	$82,768	$4,845	$111,140	$6,806	$1,630	$245,775

Credit risk profile based on payment activity:

Current	$29,568	$73,948	$4,567	$105,614	$6,802	$1,610	$222,109
Past Due	9,018	8,820	278	5,526	4	20	23,666
Total	$38,586	$82,768	$4,845	$111,140	$6,806	$1,630	$245,775

Credit Quality Indicators
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Credit risk profile by internally assigned grade:

Pass	$17,592	$75,875	$5,306	$117,948	$4,449	$2,161	$223,331
Special mention	18,614	874	-	18,742	2,827	5	41,062
Substandard	21,525	13,657	-	6,573	603	-	42,358
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Credit risk profile based on payment activity:

Current	$46,197	$79,426	$5,306	$137,831	$7,395	$2,166	$278,321
Past Due	11,534	10,980	-	5,432	484	-	28,430
Total	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Age Analysis of Past Due Loans Receivable
As of September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$2,774	$3,336	$278	$3,514	$4	$20	$9,926
60-89 Days Past Due	41	1,065	-	-	-	-	1,106
Greater Than 90 Days Past Due	6,203	4,419	-	2,012	-	-	12,634
Total Past Due	9,018	8,820	278	5,526	4	20	23,666
Current	29,568	73,948	4,567	105,614	6,802	1,610	222,109
Total Loans Receivable	$38,586	$82,768	$4,845	$111,140	$6,806	$1,630	$245,775

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Age Analysis of Past Due Loans Receivable
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

30-59 Days Past Due	$-	$2,374	$-	$2,031	$-	$-	$4,405
60-89 Days Past Due	-	1,629	-	1,962	484	-	4,075
Greater Than 90 Days Past Due	11,534	6,977	-	1,439	-	-	19,950
Total Past Due	11,534	10,980	-	5,432	484	-	28,430
Current	46,197	79,426	5,306	137,831	7,395	2,166	278,321
Total Loans Receivable	$57,731	$90,406	$5,306	$143,263	$7,879	$2,166	$306,751

Recorded Investment > 90 Days and Accruing	-	-	-	-	-	-	-

Allowance for Loan Losses
For the Three Months Ended September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Beginning balance	$4,156	$2,107	$23	$415	$478	$21	$489	$7,689
Charge-offs	(243)	(302)	-	(1,130)	-	(44)	-	(1,719)
Recoveries	1	5	-	36	-	7	-	49
Provision	(898)	190	(6)	3,079	13	37	485	2,900
Ending balance	$3,016	$2,000	$17	$2,400	$491	$21	$974	$8,919

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Nine Months Ended September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$5,624	$2,378	$32	$1,014	$582	$13	$654	$10,297
Charge-offs	(1,763)	(1,905)	-	(1,724)	(494)	(79)	-	(5,965)
Recoveries	1	124	-	97	-	15	-	237
Provision	(846)	1,403	(15)	3,013	403	72	320	4,350
Ending balance	$3,016	$2,000	$17	$2,400	$491	$21	$974	$8,919

Ending balance individually evaluated for impairment	$1,511	$833	$-	$1,362	$53	$10	$-	$3,769

Ending balance collectively evaluated for impairment	$1,505	$1,167	$17	$1,038	$438	$11	$974	$5,150

Loans receivable:

Ending balance	$38,586	$82,768	$4,845	$111,140	$6,806	$1,630	$-	$245,775

Ending balance individually evaluated for impairment	$15,127	$13,814	$-	$28,476	$101	$10	$-	$57,528

Ending balance collectively evaluated for impairment	$23,459	$68,954	$4,845	$82,664	$6,705	$1,620	$-	$188,247

Allowance for Loan Losses
For the Three Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Beginning balance	$4,282	$2,163	$20	$2,749	$1,038	$4	$652	$10,908
Charge-offs	(3,649)	(414)	-	(105)	(29)	(2)	-	(4,199)
Recoveries	1	5	-	160	5	1	-	172
Provision	2,733	471	6	(559)	12	-	187	2,850
Ending balance	$3,367	$2,225	$26	$2,245	$1,026	$3	$839	$9,731

Allowance for Loan Losses and Recorded Investment in Loans Receivable
For the Nine Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning balance	$4,234	$2,323	$14	$4,243	$636	$169	$793	$12,412
Charge-offs	(5,905)	(1,655)	-	(1,055)	(178)	(168)	-	(8,961)
Recoveries	1	20	-	222	121	6	-	370
Provision	5,037	1,537	12	(1,165)	447	(4)	46	5,910
Ending balance	$3,367	$2,225	$26	$2,245	$1,026	$3	$839	$9,731

Ending balance individually evaluated for impairment	$2,047	$1,321	$-	$288	$981	$-	$-	$4,637

Ending balance collectively evaluated for impairment	$1,320	$904	$26	$1,957	$45	$3	$839	$5,094

Loans receivable:

Ending balance	$57,437	$93,936	$4,522	$147,330	$8,808	$2,341	$-	$314,374

Ending balance individually evaluated for impairment	$39,259	$15,498	$-	$26,526	$3,385	$-	$-	$84,668

Ending balance collectively evaluated for impairment	$18,178	$78,438	$4,522	$120,804	$5,423	$2,341	$-	$229,706

Loans Receivable on Nonaccrual Status
As of September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid principal balance	$14,432	$11,180	$-	$11,463	$3	$-	$37,078

Loans Receivable on Nonaccrual Status
As of December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Unpaid principal balance	$17,645	$12,984	$-	$3,418	$490	$-	$34,537

Troubled Debt Restructurings
For the Nine Months Ended September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	4	-	-	-	-	4

Pre-Modification Principal Balance	$-	$795	$-	$-	$-	$-	$795

Post-Modification Principal Balance	$-	$714	$-	$-	$-	$-	$714

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	2	-	-	-	-	2

Current Principal Balance	$-	$501	$-	$-	$-	$-	$501

Troubled Debt Restructurings
For the Nine Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	6	7	-	3	-	-	16

Pre-Modification Principal Balance	$6,337	$1,725	$-	$1,457	$-	$-	$9,519

Post-Modification Principal Balance	$3,971	$1,677	$-	$1,455	$-	$-	$7,103

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	1	8	-	2	-	-	11

Current Principal Balance	$1,814	$1,867	$-	$2,864	$-	$-	$6,545

Troubled Debt Restructurings
For the Three Months Ended September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	-	1	-	-	-	-	1

Pre-Modification Principal Balance	$-	$135	$-	$-	$-	$-	$135

Post-Modification Principal Balance	$-	$134	$-	$-	$-	$-	$134

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	2	-	-	-	-	2

Current Principal Balance	$-	$501	$-	$-	$-	$-	$501

Troubled Debt Restructurings
For the Three Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Troubled Debt Restructurings:

Number of Loans	3	1	-	-	-	-	4

Pre-Modification Principal Balance	$1,907	$80	$-	$-	$-	$-	$1,987

Post-Modification Principal Balance	$1,180	$73	$-	$-	$-	$-	$1,253

Troubled Debt Restructurings That Subsequently Defaulted:

Number of Loans	-	4	-	-	-	-	4

Current Principal Balance	$-	$575	$-	$-	$-	$-	$575

Impaired Loans
For the Three Months Ended September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$4,325	$2,807	$-	$3,333	$42	$10	$10,517

Interest Income Recognized	$(89)	$31	$-	$202	$4	$-	$148

Loans Without a Valuation Allowance:

Average Recorded Investment	$11,418	$10,484	$-	$22,519	$60	$-	$44,481

Interest Income Recognized	$307	$215	$-	$227	$(2)	$-	$747

Totals:

Average Recorded Investment	$15,743	$13,291	$-	$25,852	$102	$10	$54,998

Interest Income Recognized	$218	$246	$-	$429	$2	$-	$895

Impaired Loans
As of and For the Nine Months Ended September 30, 2013
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$2,362	$3,196	$-	$6,080	$85	$10	$11,733

Related Allowance for Loan Losses	$1,511	$833	$-	$1,362	$53	$10	$3,769

Average Recorded Investment	$4,631	$4,551	$-	$3,696	$284	$10	$13,172

Interest Income Recognized	$56	$101	$-	$204	$4	$-	$365

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$12,765	$10,618	$-	$22,396	$16	$-	$45,795

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$13,695	$10,199	$-	$19,778	$11	$-	$43,683

Interest Income Recognized	$412	$473	$-	$874	$4	$-	$1,763

Totals:

Unpaid Principal Balance	$15,127	$13,814	$-	$28,476	$101	$10	$57,528

Related Allowance for Loan Losses	$1,511	$833	$-	$1,362	$53	$10	$3,769

Average Recorded Investment	$18,326	$14,750	$-	$23,474	$295	$10	$56,855

Interest Income Recognized	$468	$574	$-	$1,078	$8	$-	$2,128

Impaired Loans
As of and For the Year Ended December 31, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$7,337	$6,005	$-	$1,480	$484	$11	$15,317

Related Allowance for Loan Losses	$2,071	$1,375	$-	$347	$484	$11	$4,288

Average Recorded Investment	$6,557	$4,782	$-	$1,163	$242	$5	$12,749

Interest Income Recognized	$169	$213	$-	$35	$15	$3	$435

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$15,542	$9,830	$-	$21,371	$104	$-	$46,847

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$16,041	$10,607	$143	$21,895	$333	$81	$49,100

Interest Income Recognized	$603	$354	$-	$875	$-	$-	$1,832

Totals:

Unpaid Principal Balance	$22,879	$15,835	$-	$22,851	$588	$11	$62,164

Related Allowance for Loan Losses	$2,071	$1,375	$-	$347	$484	$11	$4,288

Average Recorded Investment	$22,598	$15,389	$143	$23,058	$575	$86	$61,849

Interest Income Recognized	$772	$567	$-	$910	$15	$3	$2,267

Impaired Loans
For the Three Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Average Recorded Investment	$1,132	$614	$-	$496	$490	$-	$2,732

Interest Income Recognized	$226	$88	$-	$17	$3	$-	$334

Loans Without a Valuation Allowance:

Average Recorded Investment	$671	$215	$-	$1,471	$14	$-	$2,371

Interest Income Recognized	$634	$107	$-	$258	$-	$-	$999

Totals:

Average Recorded Investment	$1,803	$829	$-	$1,967	$504	$-	$5,103

Interest Income Recognized	$860	$195	$-	$275	$3	$-	$1,333

Impaired Loans
As of and For the Nine Months Ended September 30, 2012
	Construction
	& Land	1-4 Family	Multi-Family	Commercial	Commercial
	Development	Residential	Residential	Real Estate	Business	Consumer	Total

Loans With a Valuation Allowance:

Unpaid Principal Balance	$10,843	$5,518	$-	$1,193	$490	$-	$18,044

Related Allowance for Loan Losses	$1,703	$1,228	$-	$274	$272	$-	$3,477

Average Recorded Investment	$8,529	$4,588	$-	$1,103	$245	$-	$14,465

Interest Income Recognized	$240	$165	$-	$21	$11	$-	$437

Loans Without a Valuation Allowance:

Unpaid Principal Balance	$21,290	$9,222	$-	$19,921	$8	$-	$50,441

Related Allowance for Loan Losses	$-	$-	$-	$-	$-	$-	$-

Average Recorded Investment	$19,374	$10,327	$143	$21,311	$335	$81	$51,571

Interest Income Recognized	$652	$304	$-	$734	$-	$-	$1,690

Totals:

Unpaid Principal Balance	$32,133	$14,740	$-	$21,114	$498	$-	$68,485

Related Allowance for Loan Losses	$1,703	$1,228	$-	$274	$272	$-	$3,477

Average Recorded Investment	$27,903	$14,915	$143	$22,414	$580	$81	$66,036

Interest Income Recognized	$892	$469	$-	$755	$11	$-	$2,127

12.           INCOME TAXES

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

13.                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands), consisting solely of unrealized gains and losses on available-for-sale securities, net of tax, for the three and nine months ended September 30, 2013:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Balance at beginning of period	$(1,318)	$180
Amounts reclassified to gain on sale of investments	-	(375)
Other comprehensive loss	(120)	(1,243)
Balance at end of period	$(1,438)	$(1,438)

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

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company’s unaudited consolidated financial statements and the accompanying notes.

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

The Bank conducts its business through its main office in Elkton, Maryland, and branches in Elkton, North East, Fair Hill, Rising Sun, Cecilton, Conowingo, and Havre de Grace, Maryland.

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

In order to conserve cash, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to suspend the payment of dividends on the Series A Preferred Stock beginning with the dividend payable February 15, 2010.  We may not declare or pay a dividend or other distribution on our common stock (other than dividends payable solely in common stock), and we generally may not directly or indirectly purchase, redeem or otherwise acquire any shares of common stock unless all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full.  Whenever six or more quarterly dividends, whether or not consecutive, have not been paid, the holders of the Series A Preferred Stock will have the right to elect two directors until all accrued but unpaid dividends have been paid in full.  Although more than six quarterly dividends have not been paid, the holders of the Series A Preferred Stock have not yet exercised their right to elect directors.

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

On August 16, 2013, the Bank sold its Aberdeen, Maryland branch office to Howard Bank (“Howard”), Ellicott City, Maryland.  As part of the transaction, Howard acquired a pool of loans with an unpaid principal balance of approximately $37.1 million at book value.  Under the agreement, Howard paid a 5.0% premium on the balance of non-interest bearing deposits and 4.0% on all other transaction accounts assumed.  Certificates of deposit were assumed at the current balance on the closing date, with no premium or discount applied.  As part of the transaction, the deposits assumed by Howard totaled approximately $35.2 million.  The premium received on the assumption of deposits totaled approximately $240,000 and is included in other noninterest income on the consolidated statement of operations and comprehensive loss.  Howard also purchased the branch premises and selected equipment at their book value, which totaled approximately $977,000.

In recognition of the Company’s financial condition and in an effort to fully explore all possible solutions for the Company’s and the Bank’s capital requirements and to enhance shareholder value, the Company is actively considering various strategic alternatives and has engaged in discussions regarding possible merger or acquisition opportunities, recapitalization transactions, capital raising transactions, or any combination of these that the Company determines to be appropriate.  Although the Company has entered into nondisclosure agreements with certain potential acquirers and investors, the Company has not entered into an agreement with any such party to consummate such a transaction and may never enter into such an agreement.

Further, as previously disclosed, on November 6, 2013, Mary B. Halsey resigned as Chief Operating Officer of the Company and Director and Vice Chairman of the Company’s Board of Directors.  In addition, on November 6, 2013, the Board of Directors of the Company announced the appointment of Terrie G. Spiro as Chief Executive Officer and President of the Company and the Bank.  An experienced leader in the financial services industry with over 25 years of industry experience, Ms. Spiro will report to the Board.  Ms. Spiro began her employment with the Company and the Bank on October 1, 2013, subject to regulatory approval by the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation of her appointment as Chief Executive Officer.  Her appointment has since received the necessary regulatory approvals.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

The Company’s assets decreased by $62.9 million, or 14.3%, to $376.9 million at September 30, 2013 from $439.8 million at December 31, 2012 primarily as a result of the sale of the Aberdeen branch to Howard Bank, as well as a decline in loans receivable held for investment.  The funds received from the paydown in loans enabled us to invest in investment securities, not renew higher cost certificates of deposit, and pay off other borrowed funds.

Cash and cash equivalents decreased by $13.5 million, or 32.3%, to $28.3 million at September 30, 2013 from $41.8 million at December 31, 2012 primarily due to decreases in deposits and other borrowed funds and the increase in investment securities, partially offset by the proceeds from the net decrease in loans receivable.  Investment securities available-for-sale increased by $10.9 million, or 32.6%, to $44.4 million at September 30, 2013 from $33.5 million at December 31, 2012 primarily due to the restructuring of excess cash on hand into higher yielding investment securities.  Investment securities held-to-maturity decreased by $1.6 million, or 42.1%, to $2.3 million at September 30, 2013 from $3.9 million at December 31, 2012 primarily due to proceeds from principal paydowns.

Gross loans receivable decreased by $61.0 million, or 19.9%, to $245.8 million at September 30, 2013 from $306.8 million at December 31, 2012 primarily due to the sale of $37.1 million in loans to Howard Bank as part of the Aberdeen branch sale.  In addition to the sale of this pool of loans, we realized decreases of $18.3 million (32.1%) in construction and land development loans, $883,000 (1.1%) in one-to-four family residential and home equity loans, $4.3 million (3.8%) in commercial real estate loans, and $510,000 (23.8%) in consumer loans.  The allowance for loan losses decreased by $1.4 million, or 13.4%, to $8.9 million at September 30, 2013 from $10.3 million at December 31, 2012 (see “Analysis of Allowance for Loan Losses” below).

Other real estate owned increased by $1.1 million, or 3.2%, to $34.9 million at September 30, 2013 from $33.9 million at December 31, 2012 due to the acquisition of properties in satisfaction of loans receivable.  Premises and equipment decreased by $1.2 million, or 12.6%, to $8.5 million at September 30, 2013 from $9.7 million at December 31, 2012 primarily due to the sale of $977,000 in premises and equipment to Howard Bank as part of the Aberdeen branch sale.  Other assets increased by $1.5 million to $3.9 million at September 30, 2013 from $2.4 million at December 31, 2012 primarily due to a receivable on the sale of other real estate owned, which is expected to be received in the fourth quarter 2013.

The Company’s liabilities decreased $54.4 million, or 12.8%, to $371.3 million at September 30, 2013 from $425.7 million at December 31, 2012. The $55.7 million, or 16.3%, decrease in deposits to $285.5 million at September 30, 2013 from $341.2 million at December 31, 2012 was primarily due to $35.2 million in deposits assumed by Howard Bank as part of the sale of the Aberdeen Branch.  In addition to this sale, we recorded decreases in certificates of deposit (down $22.3 million, or 11.9%), money market accounts (down $1.4 million, or 8.9%), NOW accounts (down $1.2 million, or 3.9%), and money market certificates (down $260,000, or 5.6%).  These decreases were partially offset by increases in statement savings accounts (up $2.0 million, or 5.7%), checking accounts (up $1.3 million, or 5.8%), and IRA certificates of deposit (up $1.0 million, or 4.5%).  Other liabilities increased by $2.4 million, or 19.0%, to $15.3 million at September 30, 2013 from $12.9 million at December 31, 2012 primarily due to a $1.1 million liability due to a participating bank in a large acquisition and development loan that was transferred to other real estate owned during the period, as well as increases in the allowance for off-balance sheet credit losses, preferred stock dividend payable, and accrued interest on junior subordinated debentures.  Other borrowed funds declined by $1.1 million, or 100%, to zero at September 30, 2013 from $1.1 million at December 31, 2012.  This liability related to a first-out loan participation accounted for as a secured borrowing.  The loan was transferred to other real estate owned in the fourth quarter 2012, and the property was subsequently sold, at which time the participant was paid in full with the sales proceeds.

The Company’s stockholders’ equity decreased by $8.5 million, or 60.0%, to $5.7 million at September 30, 2013 from $14.2 million at December 31, 2012.  This decrease is primarily the result of a net loss of $6.3 million, $1.6 million in other comprehensive loss resulting primarily from the change in fair value of investment securities available-for-sale, and $539,000 in cash dividends accrued on preferred stock.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

Net loss for the three month period ended September 30, 2013 decreased $11.3 million to $4.6 million, as compared to $15.9 million during the same period in 2012.  This decrease was primarily the result of decreases in noninterest expense and income tax expense, partially offset by declines in net interest income and noninterest income.  Net loss available to common stockholders for the three-month period ended September 30, 2013 was $4.8 million as compared to $16.2 million for the same period in 2012.  Net loss available to common stockholders for 2013 and 2012 reflects net loss for the period, as well as dividend accruals and discount accretion on outstanding Preferred Stock totaling $222,000 and $359,000, respectively.  Basic and diluted loss per common share were both $0.65 for the third quarter of 2013 as compared to $2.18 for the third quarter of 2012.  The annualized return on average assets and annualized return on average equity were -4.54% and -175.56%, respectively, for the three-month period ended September 30, 2013.  This compares to an annualized return on average assets and annualized return on average equity of -13.80% and -193.79%, respectively, for the same period in 2012.

Net interest income, the Company’s primary source of income, decreased $969,000, or 31.7%, to $2.1 million for the three months ended September 30, 2013, from $3.1 million over the same period in 2012 primarily due to declines in our interest rate spread and net interest margin.  The weighted average yield on interest earning assets decreased to 4.00% for the three months ended September 30, 2013 from 4.83% for the three months ended September 30, 2012.  The weighted average rate paid on interest bearing liabilities decreased to 1.37% for the three months ended September 30, 2013 from 1.47% for the three months ended September 30, 2012.  The interest rate spread and the net interest margin were 2.63% and 2.47%, respectively, for the quarter ended September 30, 2013, as compared to 3.36% and 3.22%, respectively, for the quarter ended September 30, 2012.

Interest and fees on loans receivable decreased by $1.3 million, or 29.7%, to $3.1 million for the three months ended September 30, 2013 from $4.4 million for the three months ended September 30, 2012.  The decrease is attributable to decreases in both the average balance outstanding and the weighted-average yield.  The average balance outstanding decreased by $56.0 million, or 17.9%, to $256.4 million for the three months ended September 30, 2013 from $312.4 million for the three months ending September 30, 2012.  The weighted-average yield decreased to 4.85% for the three months ended September 30, 2013 from 5.67% for the three months ended September 30, 2012.  The decrease in yield is primarily due to an increase in nonaccrual interest reversed out of income.  In December 2012, the Bank upgraded nine loans to accruing status based on current information regarding the customers’ ability to repay and current financial status.  During a routine examination, the banking regulators required us to return these loans to nonaccrual status and recapture any income recorded during the interim period.  This income, totaling $362,000, was recaptured from income during the third quarter of 2013.

Interest on investment securities increased by $101,000, or 91.0%, to $212,000 for the three months ended September 30, 2013 from $111,000 for the three months ended September 30, 2012.  The increase is attributable to increases in both the average balance outstanding and the weighted-average yield.  The average balance outstanding increased by $13.8 million, or 41.8%, to $47.0 million for the three months ended September 30, 2013 from $33.1 million for the three months ending September 30, 2012.  The weighted-average yield increased to 1.81% for the three months ended September 30, 2013 from 1.33% for the three months ended September 30, 2012.

Interest expense on deposits decreased $226,000, or 24.2%, to $709,000 for the three months ended September 30, 2013 from $935,000 for the three months ended September 30, 2012.  The average balance outstanding decreased by $36.1 million, or 10.5%, to $307.0 million for the three months ended September 30, 2013 from $343.1 million for the same period in 2012.  The weighted-average rate decreased to 0.92% for the three months ended September 30, 2013 from 1.09% for the three months ended September 30, 2012.

The provision for loan losses increased by $50,000 to $2.9 million for the three months ended September 30, 2013 from $2.85 million for the same period in 2012 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased $216,000, or 46.7%, to $247,000 for the three months ended September 30, 2013, from $463,000 over the same period in 2012 primarily due to an increased loss on sale of other real estate owned, which more than offset the $240,000 deposit premium received on the sale of the Aberdeen branch.  Deposit account fees decreased by $12,000, or 9.6% to $113,000 for the three months ended September 30, 2013 from $125,000 for the three months ended September 30, 2012 due to lower deposit levels.  There was a $331,000 loss on the sale of other real estate owned for the three months ended September 30, 2013 as compared to no gains or losses for the three months ended September 30, 2012.  The entire 2013 loss is from the sale of one property.  Income from bank owned life insurance decreased by $23,000, or 50.0%, to $23,000 for the third quarter of 2013 from $46,000 for the three months ended September 30, 2012 primarily due to a decrease in the crediting rate paid by the carriers.  Other noninterest income decreased by $88,000, or 59.9%, to $59,000 for the third quarter of 2013 from $147,000 for the three months ended September 30, 2012 primarily due to declines in rental income on other real estate owned and income from our investment in Maryland Title Center, which was sold in the fourth quarter 2012.

Noninterest expense decreased $3.4 million, or 46.2%, to $4.0 million for the three months ended September 30, 2013, from $7.4 million over the same period in 2012 almost entirely due to decreased other real estate owned expense and valuation, which decreased by $3.4 million to $1.1 million for the three months ended September 30, 2013 from $4.5 million for the three months ended September 30, 2012 primarily due to the 2012 valuation of $2.4 million on 24 properties that were under contract to be sold to one investor, as well as an overall decline in valuation expense as property values begin to stabilize.

There was no income tax expense for the third quarter of 2013 as compared to $9.1 million for the three-month period ended September 30, 2012.  In accordance with accounting principles generally accepted in the United States, the Company established a full valuation allowance on its deferred tax assets during the third quarter 2012, resulting in income tax expense of

$9.1 million during the period.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Net loss decreased by $11.3 million to $6.3 million for the nine month period ended September 30, 2013 as compared to $17.6 million for the same period in 2012.  This decrease was primarily the result of decreases in the provision for loan losses, noninterest expense, and income tax expense, partially offset by declines in net interest income and noninterest income.  Net loss available to common stockholders for the nine-month period ended September 30, 2013 was $7.0 million as compared to $18.4 million in 2012.  Net loss available to common stockholders reflects net loss for the period and dividends and discount accretion on the outstanding Preferred Stock totaling $664,000 for the nine months ended September 30, 2013 and $726,000 for the same period in 2012.  Basic and diluted loss per common share were both $0.94 for the first nine months of 2013, an improvement of $1.53 from the loss of $2.47 per common share for the first nine months of 2012.  The annualized return on average assets and annualized return on average equity were -1.99% and -68.31%, respectively, for the nine month period ended September 30, 2013.  This compares to an annualized return on average assets and annualized return on average equity of -5.07% and -72.09%, respectively, for the same period in 2012.

Net interest income, the Company’s primary source of income, decreased by $1.3 million, or 14.8%, to $7.8 million for the nine months ended September 30, 2013 from $9.1 million for the same period in 2012 primarily due to declines in our interest rate spread and net interest margin.  The weighted-average yield on interest earning assets decreased to 4.37% for the nine months ended September 30, 2013 from 4.82% for the nine months ended September 30, 2012.  The weighted average rate paid on interest bearing liabilities decreased to 1.37% for the nine months ended September 30, 2013 from 1.55% for the nine months ended September 30, 2012.  The interest rate spread and the net interest margin were 3.00% and 2.87%, respectively, for the nine-month period ended September 30, 2013 as compared to 3.27% and 3.14%, respectively, for the same period in 2012.

Interest and fees on loans receivable decreased by $2.4 million, or 17.7%, to $11.2 million for the nine months ended September 30, 2013 from $13.6 million for the nine months ended September 30, 2012.  The average balance outstanding decreased $40.9 million, or 12.9%, to $277.0 million for the nine months ended September 30, 2013 from $317.9 million for the nine months ended September 30, 2012.  The weighted-average yield decreased to 5.38% for the nine months ended September 30, 2013 from 5.69% for the nine months ended September 30, 2012.

Interest income on investment securities increased $210,000, or 71.4%, to $504,000 for the nine months ended September 30, 2013 from $294,000 for the nine months ended September 30, 2012.  The average balance outstanding increased $8.5 million, or 25.4%, to $42.0 million for the nine months ended September 30, 2013 from $33.5 million for the nine months ended September 30, 2012.  The weighted-average yield increased to 1.60% for the nine months ended September 30, 2013 from 1.17% for the nine months ended September 30, 2012.

Interest expense on deposits decreased $496,000, or 17.4%, to $2.3 million for the nine months ended September 30, 2013 from $2.8 million for the nine months ended September 30, 2012.  The average balance outstanding decreased $16.9 million, or 4.9%, to $326.5 million for the nine months ended September 30, 2013 from $343.4 million for the nine months ended September 30, 2012.  The weighted-average rate decreased to 0.96% for the nine months ended September 30, 2013 from 1.10% for the nine months ended September 30, 2012.

Interest expense on junior subordinated debentures decreased $98,000, or 27.7%, to $256,000 for the nine months ended September 30, 2013 from $354,000 for the nine months ended September 30, 2012.  The average balance outstanding remained level at $17.0 million and the weighted-average rate decreased to 2.01% for the nine months ended September 30, 2013 from 2.78% for the same period in 2012.  The interest rate on $10.0 million of the junior subordinated debentures began to adjust quarterly on April 1, 2011 to 3-month LIBOR plus 1.38%.  The interest rate on the remaining $7.0 million began to adjust quarterly on March 7, 2012 to 3-month LIBOR plus 1.68%.

Interest expense on advances from the Federal Home Loan Bank of Atlanta decreased by $186,000, or 11.3%, to $1.5 million for the nine months ended September 30, 2013 from $1.6 million for the nine months ended September 30, 2012.  The average balance outstanding decreased by $4.8 million, or 8.2%, to $53.5 million for the nine months ended September 30, 2013 from $58.3 million for the same period in 2012.  The weighted average rate was 3.64% and 3.77%, respectively, for the nine months ended September 30, 2013 and 2012.

The provision for loan losses decreased by $1.6 million to $4.4 million for the nine months ended September 30, 2013 from $5.9 million for the same period in 2012 (see “Analysis of Allowance for Loan Losses” below).

Noninterest income decreased by $973,000, or 40.4%, to $1.4 million for the nine months ended September 30, 2013, from $2.4 million over the same period in 2012 primarily due to a decline in the gain on sale of loans, partially offset by the deposit premium received on the sale of the Aberdeen branch and an increase in the gain on sale of investments.  Gain on sale of loans decreased $1.2 million, or 85.5%, to $200,000 for the nine months ended September 30, 2013 from $1.4 million for the nine months ended September 30, 2012 due to the Bank’s less active participation in the Small Business Administration loan program, the guaranteed portion of which are sold in the secondary market.  Loss on sale of other real estate owned increased by $87,000 to $312,000 for the nine months ended September 30, 2013 as compared to $225,000 during the nine months ended September 30, 2012.  Gain on sale of investments increased by $375,000 to $375,000 for the first nine months of 2013 from zero for the first nine months of 2012.  During the first quarter of 2013, the Bank sold 11 securities that were in an unrealized gain position and recorded the gains in income.  The proceeds from the sales were reinvested in securities with similar characteristics as those sold.  Income from bank owned life insurance decreased by $43,000, or 31.2%, to $95,000 for the nine months ended September 30, 2013 from $138,000 for the nine months ended September 30, 2012 due to a decrease in the crediting rate paid by the insurance carriers.

Noninterest expense decreased $4.2 million, or 27.3%, to $11.2 million for the nine month period ended September 30, 2013 from $15.4 million over the same period in 2012 primarily due to lower other real estate owned expense and valuation.  Salaries and employee benefits increased $103,000, or 2.7%, to $3.9 million for the nine months ended September 30, 2013 from $3.8 million over the same period in 2012 primarily due to an increase in executive compensation due to the hiring of two new executive officers.  Occupancy expense increased $92,000, or 16.9%, to $635,000 for the nine months ended September 30, 2013 from $543,000 over the same period in 2012 primarily due to additional rent due upon renewal of the lease agreement for our Crossroads branch location.  The FDIC insurance premium expense decreased by $113,000, or 14.1%, to $689,000 for the nine months ended September 30, 2013 from $802,000 for the nine months ended September 30, 2012 due to the continued decline in our assessment base, which is based on average assets less average equity.  Other real estate owned expense and valuation decreased by $4.5 million, or 70.7%, to $1.9 million for the nine months ended September 30, 2013 from $6.4 million for the nine months ended September 30, 2012 primarily due to the 2012 valuation of $2.4 million on 24 properties that were under contract to be sold to one investor, as well as an overall decline in valuation expense as property values begin to stabilize.  Professional fees decreased $131,000 to $1.2 million for the nine months ended September 30, 2013 from $1.3 million for the nine months ended September 30, 2012 primarily due to the settlement of a claim with a title insurance company, which agreed to pay the Bank $140,000 in legal fees previously incurred and paid by the Bank.  The Bank recorded a $323,000 provision for off-balance sheet credit losses during the nine months ended September 30, 2013, an increase of $323,000 from zero for the nine months ended September 30, 2012 primarily due to recent losses the Bank has sustained on letters of credit that have been called.

Income tax expense for the nine month period ended September 30, 2013 was zero as compared to $7.9 million for the same period in 2012.  In accordance with accounting principles generally accepted in the United States, the Company established a full valuation allowance on its deferred tax assets during the third quarter 2012, resulting in income tax expense of $9.1 million during the three months ended September 30, 2012.  The establishment of the valuation allowance does not preclude the Company from realizing these assets in the future.

Loans Receivable

The Company’s lending activities are predominantly conducted in Cecil and Harford Counties in the State of Maryland. The following table shows the composition of the loan portfolio at the indicated dates.

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Type of Loan
Real estate loans:
Construction and land development	$38,586	15.70%	$57,731	18.82%
1-4 family residential and home equity	82,768	33.68	90,406	29.47
Multi-family residential	4,845	1.97	5,306	1.73
Commercial	111,140	45.22	143,263	46.70
Total real estate loans	237,339	96.57	296,706	96.72
Commercial business loans	6,806	2.77	7,879	2.57
Consumer loans	1,630	0.66	2,166	0.71
Gross loans	245,775	100.00%	306,751	100.00%
Less: allowance for loan losses	(8,919)		(10,297)
Net loans	$236,856		$296,454

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

	September 30,	December 31,
(Dollars in thousands)	2013	2012

Nonaccrual loans	$37,078	$34,537
Loans 90 days or more past due and still accruing	0	0
Restructured loans	18,443	25,581
Total nonperforming loans	55,521	60,118
Other real estate owned, net	34,945	33,871
Total nonperforming assets	$90,466	$93,989
Nonperforming loans to total loans	22.59%	19.60%
Nonperforming assets to total assets	24.00	21.37
Allowance for loan losses to non-performing loans	16.06	17.13

Although the dollar volume of nonperforming loans and assets declined, the ratio as a percentage of total loans and assets increased due to the decline in total loans and total assets in connection with the Aberdeen branch sale.

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

Management determined that the appropriate allowance for loan losses at September 30, 2013 was $8.9 million, (3.63% of total loans), a decrease of $1.4 million (13.4%) from the $10.3 million allowance (3.36% of total loans) at December 31, 2012. Annualized net charge-offs for the first nine months of 2013 were 2.76% of average loans, as compared to net charge-offs of 3.07% of average loans for the year 2012.  The provision for loan losses required for the first nine months of 2013 and 2012 was $4.4 million and $5.9 million, respectively.

A summary of activity in the allowance is shown below.

	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2013	December 31, 2012

Balance of allowance, beginning of period	$10,297	$12,412
Loan charge-offs:
Construction and land development	(1,763)	(7,198)
1-4 family residential	(1,905)	(1,906)
Multi-family residential	-	-
Commercial real estate	(1,724)	(1,056)
Commercial business loans	(494)	(202)
Consumer	(79)	(209)
Total charge-offs	(5,965)	(10,571)
Loan recoveries:
Construction and land development	1	20
1-4 family residential	124	26
Multi-family residential	-	-
Commercial real estate	97	768
Commercial business loans	-	121
Consumer	15	7
Total recoveries	237	942
Net charge-offs	(5,728)	(9,629)
Provision for loan losses	4,350	7,514
Balance of allowance, end of period	$8,919	$10,297

Net charge-offs to average loans	2.76%	3.07%
Allowance to total loans	3.63	3.36
Allowance to non-performing loans	16.06	17.13

Analysis of Deposits

The following table sets forth the dollar amount of deposits (in thousands) in the various types of accounts offered by the Bank at the dates indicated.

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent

Regular checking	$24,467	8.57%	$24,834	7.28%
NOW accounts	30,058	10.53	32,610	9.56
Passbook savings	10,494	3.68	10,648	3.12
Statement savings	12,805	4.49	11,005	3.23
Money market	14,470	5.07	18,133	5.31
Holiday club	363	0.13	70	0.02
Certificates of deposit	164,187	57.51	210,846	61.79
IRA certificates of deposit	24,248	8.49	26,079	7.64
Money market certificates	4,383	1.53	6,994	2.05
Total deposits	$285,475	100.00%	$341,219	100.00%

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The Board of Governors of the Federal Reserve System (“Federal Reserve”), which is the Bank’s principal federal regulator, has established requirements for total and tier 1 (core) risk-based capital and tier 1 leverage capital.  The following table sets forth applicable capital ratios of the Bank as of September 30, 2013 and December 31, 2012.

			Regulatory Minimum
	2013	2012	Well	Adequately
	Actual	Actual	Capitalized	Capitalized

Total risk-based capital ratio	10.48%	10.70%	10.00%	8.00%

Tier 1 risk-based capital ratio	9.20%	9.43%	6.00%	4.00%

Tier 1 leverage ratio	6.34%	7.13%	5.00%	4.00%

 As of September 30, 2013 and December 31, 2012, the Bank exceeded all applicable capital requirements to be classified as a well capitalized institution under the rules promulgated by the Federal Reserve.  Designation as a well capitalized institution under these regulations does not constitute a recommendation or endorsement by the Bank’s regulators.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk -

Not Applicable

Item 4. Controls and Procedures

Cecil Bancorp’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934.  Based on the Company’s material weakness in internal control over financial reporting identified during the December 31, 2012 external audit, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.  Management has enhanced procedures and controls related to the allowance for loan losses and other real estate owned during the nine months ended September 30, 2013.  However, we will allow additional time to test the new procedures and controls before we confirm that they are operating effectively.  There were no other significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION:

Item 1.  Legal Proceedings -
Not Applicable

Item 1A.Risk Factors -
Not Applicable

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds -
 Not Applicable

Item 3.   Defaults Upon Senior Securities -
The Registrant’s Board of Directors did not declare a dividend on the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A or its Mandatory Convertible Cumulative Junior Preferred Stock, Series B for the third quarter of 2013.  As of September 30, 2013, unpaid cumulative dividends on the Series A and Series B Preferred Stock total $2.5 million.  For further discussion of the unpaid cumulative dividends, see “General” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference.

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

CECIL BANCORP, INC

Date:	November 14, 2013	By:	/s/ Terrie G. Spiro
Terrie G. Spiro
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ Robert Lee Whitehead
Robert Lee Whitehead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)